Form 10-Q
period 2015-03-31
Jaguar Animal Health, Inc.
filed 2015-06-26
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36714

JAGUAR ANIMAL HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2956775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

185 Berry Street, Suite 1300

San Francisco, California 94107

(Address of principal executive offices, zip code)

(415) 371-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 26, 2015, there were 8,119,923 shares of common stock, par value $0.0001 per share, outstanding.

Page No.
PART I. — FINANCIAL INFORMATION (Unaudited)
Item 1. Condensed Unaudited Financial Statements	3
Condensed Balance Sheets as of March 31, 2015 and December 31, 2014	3
Condensed Statements of Operations and Comprehensive Loss for the Three Month Periods Ended March 31, 2015 and 2014	4
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ (Deficit) for the period from December 31, 2013 through March 31, 2015	5
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6
Notes to the Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. — OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	31
SIGNATURE	32
EXHIBIT INDEX	33

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$746,343	$845,192
Accounts receivable	8,140	—
Inventory	314,214	198,029
Deferred offering costs	2,738,427	2,480,049
Prepaid expenses	122,315	24,170
Other current assets	11,185	—
Deferred finance charges	37,112	86,667
Total current assets	3,977,736	3,634,107
Property and equipment, net	866,236	872,523
Total assets	$4,843,972	$4,506,630

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,764,143	$698,318
Loan advance	1,000,000	—
License fee payable to parent	1,600,000	—
Due to parent	21,244	16,581
Deferred revenue	388,940	23,802
Convertible notes payable	786,150	424,674
Notes payable	913,640	478,709
Warrant liability	977,884	601,889
Accrued expenses	1,754,550	1,317,991
Total current liabilities	9,206,551	3,561,964
License fee payable to parent	—	1,875,000
Total liabilities	$9,206,551	$5,436,964

Commitments and Contingencies (See note 7)

Series A redeemable convertible preferred stock; $0.0001 par value, 3,017,488 shares authorized at March 31, 2015 and December 31, 2014, respectively; 3,015,902 shares issued and outstanding at March 31, 2015 and December 31, 2014; (liquidation preferrence of $6,777,338 at March 31, 2015 and December 31, 2014).	7,492,000	7,304,914

Stockholders’ Deficit:
Common stock: $0.0001 par value, 15,000,000 shares authorized at March 31, 2015 and December 31, 2014; 2,874,330 shares issued and outstanding at March 31, 2015 and December 31, 2014.	288	288
Additional paid-in capital	1,493,294	1,175,242
Accumulated deficit	(13,348,161)	(9,410,778)
Total stockholders’ (deficit)	(11,854,579)	(8,235,248)
Total liabilities, convertible preferred stock and stockholders’ deficit	$4,843,972	$4,506,630

(1) The condensed balance sheet at December 31, 2014 is derived from the audited financial statements at that date included in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 14, 2015.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$62,387	$—
Operating Expenses
Cost of revenue	34,298	—
Research and development expense	1,423,043	1,458,375
Sales and marketing expense	190,303	—
General and administrative expense	1,093,687	494,955
Total operating expenses	2,741,331	1,953,330
Loss from operations	(2,678,944)	(1,953,330)
Interest expense, net	(933,032)	(13,150)
Other income	3,109	—
Change in fair value of warrants	(328,516)	—
Net loss and comprehensive loss	(3,937,383)	(1,966,480)
Accretion of redeemable convertible preferred stock	(187,086)	(79,846)
Net loss attributable to common stockholders	$(4,124,469)	$(2,046,326)
Net loss per share atributable to common stockholders, basic and diluted	$(1.43)	$(0.73)
Weighted-average common shares outstanding, basis and diluted	2,874,330	2,793,573

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balances December 31, 2013	—	$—	2,666,666	$267	$366,083	$(801,203)	$(434,853)
Stock-based compensaton	—	—	—	—	164,156	—	164,156
Conversion of notes payable	—	—	207,664	21	524,979	—	525,000
Series A issuance	3,015,902	6,658,241	—	—	—	—	—
Beneficial conversion feature on notes payable	—	—	—	—	614,557	—	614,557
Warrant, line of credit	—	—	—	—	114,300	—	114,300
Warrant, transfer agreement	—	—	—	—	37,840	—	37,840
Deemed dividends on Series A	—	610,889	—	—	(610,889)	—	(610,889)
Accretion of issuance costs	—	35,784	—	—	(35,784)	—	(35,784)
Net and comprehensive loss	—	—	—	—	—	(8,609,575)	(8,609,575)
Balances December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Stock-based compensation	—	—	—	—	52,617	—	52,617
Beneficial conversion feature on notes payable	—	—	—	—	202,521	—	202,521
Deemed dividends on Series A	—	177,297	—	—	(177,297)	—	(177,297)
Accretion of issuance costs	—	9,789	—	—	(9,789)	—	(9,789)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Net and comprehensive loss	—	—	—	—	—	(3,937,383)	(3,937,383)
Balances March 31, 2015	3,015,902	$7,492,000	2,874,330	$288	$1,493,294	$(13,348,161)	$(11,854,579)

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(3,937,383)	$(1,966,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Materials cost in connection with license activity	6,287	1,082,626
Stock-based compensation	52,617	—
Accretion of debt discount	796,406	5,514
Revaluation of warrant liability	328,516	—
Amortization of deferred finance charge	49,555	3,894
Changes in assets and liabilities
Accounts receivable - trade	(8,140)	—
Inventory	(116,185)	—
Prepaid license fee	—	100,000
Prepaid expenses	(98,145)	(25,512)
Other current assets	(11,185)	—
Due to parent	4,663	(35,526)
Deferred revenue	365,138	—
License fee payable	(25,000)	—
Accounts payable	1,063,665	242,779
Accrued expenses	190,342	(20,412)
Total cash used in operations	(1,338,849)	(613,117)
Cash Flows from Financing Activities
Loan advance	1,000,000	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	4,880,903
Proceeds from issuance of redeemable convertible notes payable, net	250,000	—
Deferred offering costs	(10,000)	(205,067)
Total Cash Provided by Financing Activities	1,240,000	4,675,836
Net increase in cash and cash equivalents	(98,849)	4,062,719
Cash and cash equivalents, beginning of period	845,192	185,367
Cash and cash equivalents, end of period	$746,343	$4,248,086
Supplemental Schedule of Non-Cash Financing and Investing Activities
Equipment received in connection with license agreement	$—	$817,374
Note payable converted into common stock	$—	$525,000
Warrants issued in connection with convertible notes payable	$47,479	$—
Accretion of redeemable convertible preferred stock	$187,086	$79,846
Abatement of license fee payable to Napo	$250,000	$—

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Animal Health, Inc. (“Jaguar” or the “Company”) was incorporated on June 6, 2013 (inception) in Delaware. The Company, a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Parent”) as of March 31, 2015, was formed to develop and commercialize gastrointestinal products for companion and production animals. The Company is an animal health company in the development-stage whose activities since inception have consisted principally of raising capital, recruiting management, and performing research and development. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to complete the development and commercialization of its products before another company develops similar products. The Company operates in one segment and is headquartered in San Francisco, California.

The following series of transactions between Jaguar and Napo were executed in order to separate the Company’s business from Napo:

On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the “Service Agreement”) with Napo, under which Napo agreed to provide Jaguar with the services of certain Napo employees for research and development and the general administrative functions of Jaguar. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. Included in the statement of operations and comprehensive loss from the period of June 6, 2013 (inception) through March 31, 2015 are general and administrative expense of $459,432 and research and development expense of $115,056 that were charged to Jaguar by Napo for the services of certain employees and overhead allocations. See Notes 4 and 5 for the Service Agreement and license agreement details, respectively.

Reverse Stock Split

In October 2014, the Board of Directors and stockholders approved a 1-for-1.5 reverse stock split (the “Reverse Split”) of the Company’s outstanding shares of common stock and increased the number of authorized shares of common stock from 10,000,000 shares to 15,000,000 shares. The Company effected the Reverse Split on October 27, 2014. Under the terms of the Reverse Split, each share of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into two-thirds of one share of common stock, without any action by the stockholder. Fractional shares were rounded down to the nearest whole share. All share and per share amounts have been restated to reflect the Reverse Split.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (CONTINUED)

1. Organization and Business - (continued)

Initial Public Offering

In May 2015, the Company completed an initial public offering (“IPO”) of its common stock.  In connection with its IPO, the Company issued 2,860,000 shares of its common stock at a price to the public of $7.00 per share.  The Company’s shares of common stock began trading on the NASDAQ Capital Market on May 13, 2015.  As a result of the IPO, the Company received approximately $15.1 million in net proceeds, after deducting underwriting discounts and commissions of $1.4 million and estimated offering expenses of $3.3 million.  At the closing of the IPO, 3,015,902 shares of outstanding convertible preferred stock were automatically converted into 2,010,596 shares of common stock.  Following the IPO, there were no shares of preferred stock outstanding.  In connection with the IPO, the Company amended its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 50,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.  As of March 31, 2015, the Company had incurred $2.7 million of deferred offering costs, which will be offset against the net proceeds received from the sale of common stock.  The condensed financial statements, including share and per share amounts, do not give effect to the IPO.

Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $13,348,161 as of March 31, 2015. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to finance its operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company’s ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (CONTINUED)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the prospectus that forms part of the Company’s Registration Statement on Form S-1 (File No. 333-198383), which prospectus was filed with the SEC pursuant to Rule 424 on May 14, 2015.  In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are valuation of stock options; valuation of warrant liabilities; impairment of long lived assets; useful lives for depreciation; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Revenue Recognition

Sales to distributors will be made under agreements providing distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Reported distributor inventory on hand will be reconciled to the deferred revenue balance monthly. The Company will maintain system controls to validate distributor data and to verify that the reported information is accurate. Deferred revenue on shipments to distributors will reflect the

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (CONTINUED)

2. Summary of Significant Accounting Policies

estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when shipped to the distributor. Inventory will be relieved and revenue recognized, typically upon shipment by the distributor to their customer. The Company had no revenue for the three months ended March 31, 2014 and $62,387 for the three months ended March 31, 2015.

3. Fair Value Measurements

ASC 820 “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•             Level 1 — Quoted prices in active markets for identical assets or liabilities;

•             Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•             Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following table presents information about the Company’s liability that is measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Warrant liability	$—	$—	$601,889	$601,889
As of March 31, 2015
Warrant liability	$—	$—	$977,884	$977,884

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (CONTINUED)

3. Fair Value Measurements - (continued)

The change in the estimated fair value of the warrant liability is summarized below:

	Beginning Value of Level 3 Liability	Issuance of Common Warrants	Change in Fair Value of Level 3 Liability	Ending Fair Value of Level 3 Liability
For the three months ended March 31, 2015	$601,889	$47,479	$328,516	$977,884

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the three months ended March 31, 2015.

There were no other assets or liabilities measured at fair value on a recurring basis at March 31, 2015.

4. Employee Leasing and Overhead Allocation Agreement

Effective July 1, 2013, the Company entered into an employee leasing and overhead allocation agreement (the “Service Agreement”) with its parent, Napo. The term of the Service Agreement was from July 1, 2013 through February 28, 2014. In connection with the Service Agreement, Napo provided the Company with the services of Napo employees. The Service Agreement also stipulated that Jaguar would pay for a portion of Napo’s overhead costs. The Company agreed to pay Napo $71,811 per month (consisting of $38,938 for executive compensation, $26,873 for employee services, and $6,000 for overhead costs) for the months from July 2013 through February 2014 as follows: (1) for the period from July 2013 through November 2013, in 2,666,666 shares of common stock and (2) for the period from December 2013 through February 2014, in cash. Commencing March 1, 2014, the relevant Napo employees became employees of the Company and all overhead costs related to the animal health business will be paid by the Company.

General and administrative expense recognized under the Service Agreement was $114,858 for the three months ended March 31, 2014.

Research and development expense recognized under the Service Agreement $28,764 for the three months ended March 31, 2014.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (CONTINUED)

5. License Agreement

On July 11, 2013, Jaguar entered into an option to license Napo’s intellectual property and technology (the “Option Agreement”). Under the Option Agreement, upon the payment of $100,000 in July 2013, the Company obtained an option for a period of two years to execute an exclusive worldwide license to Napo’s intellectual property and technology to use for the Company’s animal health business. The option price was creditable against future license fees to be paid to Napo under the License Agreement (as defined below).

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, in the event of an IPO of at least $10,000,000 prior to December 31, 2015, the royalty shall be reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed.  As of March 31, 2015, $36,163 is the amount of royalties due Napo and is included in due to parent on the balance sheet.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss. Equipment of $817,374 related to the License is included on the balance sheet at March 31, 2015 at the cost paid by Napo, which approximates fair value. As of March 31, 2015, the equipment has not been placed into service. The Company will begin depreciating the equipment on a straight-line basis over its estimated life of 10 years at the time it is placed into service.

The Company has agreed under the License Agreement to defend, indemnify and hold Napo, its affiliates, and the officers, directors, employees, consultants and contractors of Napo harmless from and against any losses, costs,

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

5. License Agreement - (continued)

damages, liabilities, fees and expenses arising out of any third-party claim related to the Company’s gross negligence, breach of covenants or the manufacture, sale or use of the product or products.

In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. During the year ended December 31, 2015, payments totalling $1,175,000 will be made, with the balance paid during the first quarter of 2016. Additionally, the terms of the License Agreement were amended to require the mutual agreement of the parties for payment of the license fee to be remitted in the form of the Company’s common stock. The Company may also, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock.  Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements.

6. Accrued Expenses

Accrued expenses at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Accrued legal costs	$244,622	$738,600
Accrued printing costs	346,499	275,000
Accrued research and development expense	619,843	—
Accrued interest	116,363	29,292
Accrued vacation	146,279	140,408
Other	280,944	134,691
	$1,754,550	$1,317,991

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

7. Commitments and Contingencies

Since March 1, 2014, the date the Service Agreement terminated, the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May of 2014.

Effective on June 1, 2014, the Company assumed the existing sublease from Napo. The term of the sublease is from June 1, 2014 through June 30, 2015. Minimum lease payments to be paid during 2015 will be $63,795.

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 8)

Effective February 12, 2015 and March 25, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee is now due by the end of April 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 is now due April 2015 and €95,000 is now due June 30, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which is due at the end of April 2015 and €20,000 is due on June 30, 2015, (iv) the fees linked to the deliverables are now due €250,000 on March 31, 2015 and €250,000 on June 30, 2015, (v) the bonus fee payable of €300,000, €150,000 is now due at the end of April 2015 and €150,000 due at December 31, 2015. In May 2015, the Company paid the start-up fee of €500,000 and the technology transfer fee of €215,000.

8. Debt and Warrants

From July through September 2013, the Company issued four convertible promissory notes (collectively the “Notes”) for gross aggregate proceeds of $525,000 to various third-party lenders. The Notes bore interest at 8% per annum. The Notes automatically matured and the entire outstanding principal amount, together with accrued interest, was due and payable in cash at the earlier of July 8, 2015 (the “Maturity Date”) or ten business days after the date of consummation of the initial closing of a first equity round of financing.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8. Debt and Warrants — (continued)

The Company consummated a first equity round of financing prior to the Maturity Date with a pre-money valuation of greater than $3,000,000, and, accordingly, principal and accrued interest was converted into shares of common stock at 75% of the purchase price paid by such equity investors.

In connection with the Notes, the Company issued to the noteholders warrants, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the “Warrants”). The Warrants are fully exercisable from the initial date of the first equity round of financing and have a five-year term subsequent to that date.

In February 2014, the Company closed its first equity round of financing and sold 2,224,991 shares of Series A convertible preferred stock at a price of $2.2472 per share. The pre-money valuation was in excess of $3,000,000 setting the exercise price of the Warrants at 75% of the purchase price paid by the investors, or $2.5281 per share. As such, the fair value of the Warrants, $6,895, was recorded as equity in February 2014. The Warrants were valued at $6,895 using the Black-Scholes model with the following assumptions: exercise price of $2.5281, term of five years, volatility of 64%, dividend yield of 0%, and risk-free interest rate of 1.82%. Based on the fair value of the Warrants, the Company used the residual value of the total proceeds from the issuance of the Notes and Warrants to record the Notes on the balance sheet as of issuance of the Notes. Thus, the amount recorded, in the aggregate, for the Notes on issuance was $518,105, net. The debt discount of $6,895 is recorded as interest expense over the five-year term of the Warrants.

In February 2014, in connection with the first equity round of financing and issuance of the Series A convertible preferred stock, the noteholders exercised their option to convert their Notes into 207,664 shares of common stock and accrued interest was paid in cash to the noteholders. The accreted interest expense related to the discount on the Notes was $1,443 for the period from January 1, 2014 to the conversion date of the Notes. Upon conversion, the entire remaining debt discount of $4,071 was recorded as interest expense.

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to the same board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, the Company amortized $18,720 of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8. Debt and Warrants - (continued)

the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three month period ended March 31, 2015, the Company amortized $10,614 of the discount, which has also been recorded as interest expense.

In connection with the Transfer Agreement (Note 7) the Company issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840, was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

In August 2014, the Company entered into a standby line of credit with an accredited investor for up to $1,000,000 pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, the Company issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016.  The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there have been no drawdowns under the facility.

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1,000,000 (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge. This debt discount was recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO.  The Bridge was paid in May 2015, including interest thereon in an amount of $321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1,000,000 by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015.  The fair value of the warrants, $505,348, was recorded as a debt discount and liability at December 3, 2014.  The warrants were originally valued using the Black-Scholes model with the following assumptions:  stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $305,272 was recorded as interest expense during the three months ended March 31, 2015. Additional financing costs of $104,000 were

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8. Debt and Warrants - (continued)

incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. During the three months ended March 31, 2015, $49,555 of these deferred financing charges was recorded as interest expense.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company has amortized $60,528 of this discount during the three months ended March 31, 2015.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, the Company has amortized $208,220 of the BCF which has also been recorded as interest expense.  Changes in the fair value of the warrants between December 31, 2014 and March 31, 2015 were not material.

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1,000,000.  At March 31, 2015, the Company has recorded this amount as a loan advance on the balance sheet.  In April 2015, Dechra purchased $1,000,000 of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017.  The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock.

9. Redeemable Convertible Preferred Stock

The following is a summary of the Company’s Series A redeemable convertible preferred stock at March 31, 2015:

Preferred shares authorized	3,017,488
Issuance dates	February, April and May 2014
Preferred shares issued and outstanding	3,015,902
Redemption value/liquidation preference	$9,020,637/$6,777,338
Carrying value	$7,492,000

As of March 31, 2015, the differences between the respective redemption values/liquidation preference and carrying values are being accreted over the period from the date of issuance to the earliest possible redemption date, February 2017.

Costs incurred in connection with the issuance of Series A redeemable convertible preferred stock (the “Preferred Stock”) during the year ended December 31, 2014 were $119,097 which have been recorded as a reduction to the carrying amounts of Preferred Stock and are being accreted to the carrying value of the applicable preferred stock to the redemption date. The Company has recorded accretion of $9,789 for the three months ended March 31, 2015.

The Preferred Stock has been classified outside of stockholders’ (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

10. Common Stock

As of March 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 15,000,000 of common stock $0.0001 par value.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

11. Stock-Based Awards

2013 Equity Incentive Plan

Effective November 1, 2013, the Company’s board of directors and sole stockholder adopted the Jaguar Animal Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company’s board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. As of December 31, 2013, the Company had reserved 300,000 shares of its common stock for issuance under the 2013 Plan. In April 2014, the board of directors amended the 2013 Plan to increase the shares reserved for issuance to 847,533 shares. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that are contingent on the IPO, the 2013 Plan was terminated and no additional stock awards will be granted under the 2013 Plan.

2014 Equity Incentive Plan

In July 2014, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of incentive stock options to eligible employees, and for the grant of nonstatutory stock options, restricted stock, and RSUs to eligible employees, directors and consultants. The Company has reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. To date, no stock awards have been granted under the 2014 Plan. Following the effective date of the IPO, any stock awards granted by the Company will be under the 2014 Plan.

Stock-Based Compensation

The Company recognizes compensation expense for only the portion of the awards that are expected to vest. The Company recorded stock-based compensation expense of $17,664 as research and development expense and $34,593 as general and administrative expense for the three months ended March 31, 2015.

12. Related Party Transactions

The Company was a majority-owned subsidiary of Napo as of March 31, 2015. The Company had total outstanding liabilities to Napo in the amount of $21,244 and $16,581 as of March 31, 2015 and December 31, 2014, respectively. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc.

13. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

14. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through June 26, 2015, the date these financial statements were issued. The following capital transactions have occurred. The effect of these transactions has not been included in the financial statements.

See Note 1 — “ Organization and Business” for information related to Company’s IPO consummated in May 2015.

See Note 8 — “Debt and Warrants” for information related to IPO conversion and payoff of certain notes subsequent to March 31, 2015.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

14. Subsequent Events - (continued)

In accordance with a sublease assignment, effective in May 2015, the Company leased 6,008 square fee of office space.  The term of the sublease will begin upon the delivery of the premises, which is anticipated to be July 1, 2015, and will expire on August 31, 2018.  The base rent is $29,539.  In addition, the Company will be responsible for certain costs and charges specified in the sublease, including operating expenses and taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read together with the condensed financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in the prospectus dated May 13, 2015 and filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 14, 2015, which we refer to as the Prospectus.

The discussion and analysis below includes certain forward-looking statements related to our research and development and commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, if needed, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described in our Prospectus, that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise forward-looking statements.

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals. Canalevia is our lead prescription drug product candidate for the treatment of various forms of watery diarrhea in dogs. We achieved statistically significant results in a canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo, with 91% of the Canalevia-treated dogs achieving a formed stool during the study versus 50% of the placebo-treated dogs. We also initiated filing of a rolling new animal drug application, or NADA, with the U.S. Food and Drug Administration, or FDA, for Canalevia for chemotherapy-induced diarrhea, or CID, in dogs, at the end of 2014. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree. A human-specific formulation of crofelemer, Fulyzaq, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer, including while at Napo Pharmaceuticals, Inc., or Napo. Neonorm is our lead non-prescription product to improve gut health and normalize stool formation in animals suffering from watery diarrhea, or scours. We launched Neonorm in the United States at the end of 2014 for preweaned dairy calves under the brand name Neonorm Calf and expect to launch additional formulations of Neonorm for other animal species in 2015. We have already shipped approximately $450,000 of Neonorm Calf to distributors. Neonorm is a botanical extract also derived from the Croton lechleri tree. Canalevia and Neonorm are distinct products that are formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species.

Since inception, we have been primarily focused on designing protocols for studies of Canalevia to treat multiple preselected and distinct types of watery diarrhea in dogs and for Neonorm to improve gut health and normalize stool formation in preweaned dairy calves suffering from scours. We have also conducted a clinical study of Neonorm in preweaned dairy calves with scours. A portion of our activities has also been focused on other efforts associated with being a newly formed company, including securing necessary intellectual property, recruiting management and key employees and initial financing activities.

In January 2014, we entered into the Napo License Agreement, pursuant to which we acquired an exclusive worldwide license to Napo’s intellectual property rights and technology, including rights to its library of over 2,300 medicinal plants, for all veterinary treatment uses and indications for all species of animals. Under the Napo License Agreement, Napo also assigned to us equipment, inventory and granted us a right to cross-reference any regulatory submissions or drug-matter files for which Napo has rights and access.

In consideration for the license from Napo, we are obligated to pay a one-time non-refundable license fee of $1.75 million, less an option fee of $100 thousand we paid in July 2013. In December 2014, we paid Napo an additional $25 thousand, and in January 2015, agreed that the remaining license fee payment will be paid in cash, or if mutually agreed with Napo, in shares of our common stock according to the following schedule:

Payment Date	License Fee Amount (in thousands)
Amendment Date	$25
March 31, 2015	$25
June 30, 2015	$150
September 30, 2015	$500
December 31, 2015	$500
March 31, 2016	$425
Total	$1,625

For products derived from Croton lechleri, we will owe Napo a 2% royalty on annual net sales of all products that are prescription drugs (such as Canalevia and any line extensions) approved by the FDA or the equivalent regulatory agency in another country, and, 1% of net sales of non-prescription products (such as Neonorm and any line extensions) that do not require pre-marketing approval from the FDA or the equivalent regulatory agency in another country. We may pay any royalty payments in our common stock at our option. Following the closing of the offering, we will not owe Napo any royalties on sales of non- Croton lechleri products.

Financial Operations Overview

We were incorporated in June 2013 in Delaware. Napo formed our company to develop and commercialize animal health products. Prior to our incorporation, the only activities of Napo related to animal health were limited to the retention of consultants to evaluate potential strategic alternatives. As of March 31, 2015, we were a majority-owned subsidiary of Napo. However, following the closing of our May 2015 initial public offering, we are no longer majority-owned by Napo.

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders for the year ended December 31, 2014 was $9.3 million and $4.1 million for the three months ended March 31, 2015. As of March 31, 2015, we had a total stockholders’ deficit of $13.3 million and cash and cash equivalents of $746 thousand. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities.  As a result, we expect to experience increased expenditures for 2015.

Recent Developments

In May 2015, we completed the initial public offering of our common stock.  In connection with our initial public offering, we issued 2,860,000 shares of our common stock at a price to the public of $7.00 per share.  Our shares of common stock began trading on the NASDAQ Capital Market on May 13, 2015.  As a result of the initial public offering, we received approximately $15.1 million in net proceeds, after deducting underwriting discounts and commissions of $1.4 million and estimated offering expenses of $3.3 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our condensed financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies since the filing of the Prospectus. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Prospectus.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Revenue:	$62	$—
Operating expenses:
Cost of revenue	34	—
Research and development expense	1,423	1,458
Sales and marketing expense	190	—
General and administrative expense	1,094	495
Total operating expenses	2,741	1,953
Loss from operations	(2,679)	(1,953)
Interest expense, net	(933)	(13)
Change in fair value of warrants	(329)	—
Other income	3	—
Net loss and comprehensive loss	$(3,938)	$(1,966)

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended March 31, 2015 is for sales of Neonorm to a distributor.  We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$403	$64
Materials expense	—	1,196
Travel, other expenses	57	24
Clinical and contract manufacturing	823	48
Stock-based compensation	18	—
Other	122	126
Total	$1,423	$1,458

We plan to increase our research and development expense as we continue develop our drug candidates.

Research and development expense for the three months ended March 31, 2015 includes expenses associated with clinical studies and manufacturing related activities and personnel and related benefits.

Research and development expense for the three months ended March 31, 2014 primarily consists of materials for studies and pre-commercial manufacturing that were transferred to our company as part of the Napo License Agreement, and expensed. Research and development expenses also include payroll and related benefits for research and development personnel, the costs of a study of Neonorm in preweaned dairy calves, services provided by Napo personnel before they became employees of our company in March 2014, consultants, and manufacturing and raw material supply costs and related activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2015 consisted of personnel costs, direct marketing, travel and consulting expenses.

General and Administrative Expense

The following table presents the components of general and administrative expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$466	$132
Accounting fees	202	3
Third-party consulting fees and Napo service fees	50	178
Legal fees	144	94
Travel	78	44
Stock-based compensation	35	—
Other	119	44
Total	$1,094	$495

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

During the three months ended March 31, 2015, general and administrative expense primarily consists of salaries and related benefits, accounting, legal, and travel. Legal fees were related to general corporate activities. Other expenses included costs related to marketing studies and business development consultants.

During the three months ended March 31, 2014 general and administrative expense primarily consists of salaries and related benefits for employees, third-party consulting fees, legal fees, travel expenses, including hotel and airfare, and two months of services provided by Napo personnel pursuant to the Service Agreement, as well as Napo overhead allocation expense and legal costs related to intellectual property development and general corporate activities.  In March 2014, upon the conclusion of the Service Agreement with Napo, four Napo employees joined us as our employees.

Liquidity and Capital Resources

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $4.1 million for the three months ended March 31, 2015. As of March 31, 2015, we had a total stockholders’ deficit of $13.3 million and cash and cash equivalents of $746 thousand. We anticipate that we will continue to incur losses for at least the next two years due to expenses relating to:

•             trials of our products and product candidates;

•             toxicology studies for our product candidates;

•             establishing contract manufacturing capabilities; and

•             commercialization of one or more of our prescription drug product candidates, if approved, and commercialization of our non-prescription products.

As of March 31, 2015, we had cash and cash equivalents of $746 thousand.  In the three month period ended March 31, 2015 we issued $250 thousand aggregate principal amount of convertible promissory notes in February 2015 and signed a non-binding letter of intent for $1.0 million aggregate principal amount of convertible promissory notes in March 2015.

Our auditors have included an explanatory paragraph in their audit report on our financial statements for the year ended December 31, 2014, regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We believe the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will be sufficient to fund our operating plan through April 2016 and anticipated commercial launch of Canalevia for CID in dogs, as well as for the pivotal data and regulatory filing with the FDA to expand the indication to general watery diarrhea in dogs. However, our operating plan may change due to many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan.

We expect that we will increase our expenditures in the future in order to continue our efforts to develop animal health products, continue to commercially launch Neonorm and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. fees of approximately $2.1 million under memorandums of understanding relating to the establishment of our commercial manufacturing arrangement. The exact amounts and timing of any expenditures may vary significantly from our current intentions.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Cash used in operating activities	$(1,339)	$(613)
Cash provided by financing activities	1,240,000	4,676

Cash Used in Operating Activities

During the three months ended March 31, 2015 cash used in operating activities was the result of our net loss of $3.9 million, offset by non-cash accretion of debt discounts of $796 thousand and non-cash revaluation of warrant liability of $329 thousand, net of changes in operating assets and liabilities of $1.4 million.

During the three months ended March 31, 2014, cash used in operating activities was the result of our net loss of $2.0 million, offset by and non-cash expense of the write-off of certain materials received from Napo of $1.1 million, further offset by changes in operating assets and liabilities of $261 thousand.

Cash Provided by Financing Activities

During the three months ended March 31, 2015, cash provided by financing activities primarily consisted of the gross proceeds from the issuance of convertible promissory notes and warrants to purchase common stock and a $1.0 million loan advance for a non-binding letter of intent.

During the three months ended March 31, 2014, cash provided by financing activities consisted of net proceeds of $4.9 million from the issuance of Series A preferred stock, offset by $205 thousand of offering costs.

Description of Indebtedness.

Standby Lines of Credit, Convertible Notes and and Warrant Issuances

In August 2014, we entered into a standby line of credit with an individual, who is an accredited investor, for up to $1.0 million pursuant to a Line of Credit Loan Agreement dated August 26, 2014. The minimum amount of any drawdown is $250,000, the lender has no obligation to fund more than once every 10 calendar days, we must provide 15 business days prior notice for any drawdown and may not draw down funds after March 31, 2015. Outstanding borrowings bear interest at a rate of 3.0% per annum, and all borrowings are due in full on the one-year anniversary of the issue date. Following the closing of the initial public offering, outstanding principal amounts borrowed under the standby line of credit may be converted, at the option of the lender, into shares of our common stock at a conversion price equal to 80% of the initial public offering price per share. In connection with the entry into the standby line of credit, we issued the lender a warrant to purchase 33,333 shares of our common stock at an exercise price equal to $5.60 per share, which expires in August 2016. As of March 31, 2015, there have been no drawdowns and the Company no longer has the ability to do any drawdowns.

Pursuant to an Amended and Restated Standby Bridge Financing Agreement (as amended by Amendment No. 1 thereto), dated as of December 3, 2014 by and between us and GBP Life Science Holdings, LLC, or GPB, and 31 Group LLC, or 31 Group, both accredited investors, on December 3, 2014, we drew down $900,000, the full amount of loans available under the facility (which $900,000 reflected a $100,000 original issue discount), and in connection therewith we issued to each of GBP and 31 Group a $500,000 principal amount senior secured note dated December 3, 2014 (which notes reflected the amounts loaned to us by each investor and the $100,000 original issue discount ($50,000 per note)). The notes matured upon the closing of our initial public offering. Upon repayment of the notes, we paid interest thereon in an amount of $321,600. In connection with the entry into the agreement, we issued to each of GBP and 31 Group a warrant dated December 3, 2014 to purchase such number of shares of our common stock equal to $500,000 divided by the exercise price. The exercise price of the warrant was equal to the lesser of (i) 80% of the initial public offering price and (ii) 80% of the lowest gross price per share of our common stock sold in a private placement in a transaction or a series of related transactions that equal or exceed $4,000,000 prior to the initial public offering. Such warrants became exercisable on June 3, 2015 and expire on June 3, 2020. Upon our initial public offering, the exercise price was set at $5.60.

On December 23, 2014, pursuant to a convertible note and warrant purchase agreement, we issued $650,000 aggregate principal amount of convertible promissory notes to three accredited investors. In February 2015, we issued an additional $250,000 aggregate principal amount of notes pursuant to this convertible note purchase agreement to two additional accredited investors. In connection therewith, we amended and restated the terms of convertible notes issued in December 2014. All $900,000 aggregate principal amount of these notes bear interest at 12% per annum and become payable upon demand by the holders within 30 days following the initial public offering. The noteholders may convert the notes at a conversion price equal to $5.60 per share (80% of the initial public offering price). If these notes have not been converted prior to July 31, 2015, nor declared due and payable by the holders within 30 days after this offering, the maturity date will automatically be extended to July 31, 2016 if we have not otherwise elected to prepay these notes within 30 days after the initial public offering. We also issued these investors three-year warrants to purchase an aggregate 80,355 shares of our common stock (determined by dividing 50% of the corresponding original principal amount issued by the exercise price). The exercise price is $5.60 per share (80% of the initial public offering price). In March 2015, the holders of $650,000 aggregate principal amount of these notes irrevocably elected to have their notes automatically convert into shares of our common stock upon the closing of the initial public offering at a conversion price of $5.60 per share. Accordingly, we issued these holders an aggregate of 116,070 shares of our common stock upon the closing of the initial public offering.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Commitments and Contingencies

Since March 1, 2014, the date the service agreement with Napo terminated, we paid Napo $33 thousand for rent related to the office space we utilized for the months of March, April and May, 2014.

Effective on June 1, 2014, we assumed the existing sublease from Napo. The term of the sublease was from June 1, 2014 through June 30, 2015. Minimum lease payments paid during 2015 totalled $64 thousand.

In May 2014 and June 2014, and as amended in February 2015, we entered into binding memorandums of understanding with Indena S.p.A. to negotiate a definitive commercial supply agreement for the manufacture of the API in Canalevia and the botanical extract in Neonorm. We have furnished equipment to Indena S.p.A. for use in a facility that will be dedicated to the manufacture of crofelemer and the botanical extract. Although we have not yet entered into the commercial supply agreement, we currently have a quantity of the botanical extract in Neonorm, that we believe is sufficient to meet or exceed expected volume requirements for approximately 12 months following our recent commercial launch of Neonorm. Indena S.p.A. has agreed to supply us with two pilot lots (approximately 60 kg) of botanical extract, as well as the API in Canalevia (approximately 3 kg) and data to support our anticipated regulatory filings.

Pursuant to the memorandums of understanding, we agreed to pay Indena S.p.A. the following fees in connection with the establishment of our manufacturing arrangement:

•                  a start-up fee equal to €500,000, payable in two equal installments, both of which will be payable by the end of March 2015;

•                  fees associated with the technology transfer and manufacturing process adaptation equal to (i) €430,000 for API and (ii) €190,000 for the botanical extract, each of which are payable in two equal installments, the first of which have already been paid, and the second of which are payable by the end of March 2015 (for API), and by the end of June 2015 (for botanical extract);

•                  fees for the designed and set up of a dedicated suite qualified for pharmaceutical and veterinary products equal to €170,000, €150,000 of which is payable by the end of March 2015, and €20,000 of which is payable by the end of June 2015;

•                  deliverables fees equal to €500,000, €250,000 of which is payable by the end of March 2015, and €250,000 of which is payable by the end of June 2015; with the understanding that these fees will be credited against payments agreed to under the future commercial supply agreement; and

•                  a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015.

In March 2015, Indena S.p.A. agreed to delay payment of the fees payable by the end of March 2015 until the earlier of April 30, 2015 or the completion of our initial public offering. In June 2014, as contemplated by the memorandums of understanding, we also issued Indena S.p.A. a warrant to acquire 16,666 shares our common stock at an exercise price per share equal to 90% of the initial public offering price, which expires in June 2019.  We fixed the exercise price of this warrant at $6.30 per share in March 2015.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.         Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From January 1, 2015 to March 31, 2015, we have issued and sold the following securities without registration under the Securities Act: (1) In February 2015, pursuant to that certain convertible note and warrant purchase agreement dated December 23, 2014, we issued convertible promissory notes in the aggregate principal amount of $250,000 to two accredited investors. In connection therewith, we issued these accredited investors three-year warrants to purchase an aggregate of 22,320 shares of common stock and have an exercise price of $5.60 per share. If an initial public offering has not been consummated by June 30, 2015, the exercise price will be $2.696 per share. (2) In February 2015, we granted 1,484 restricted stock unit awards under our 2013 Equity Incentive Plan to an executive officer, and approved the grant of stock options to purchase 203,030 shares of common stock under our 2013 Equity Incentive Plan, which grants are effective upon this offering with an exercise price equal to the initial public offering price to our executive officers and employees. (3) In March 2015, we agreed to issue convertible promissory notes in the aggregate principal amount of $1,000,000 to a commercial partner pursuant to a convertible note and warrant purchase agreement. In connection therewith, we also issued a warrant to purchase 89,285 shares of common stock at an exercise price of $5.60 per share to this commercial partner, which expires December 31, 2017.

The offers, sales, and issuances of the securities described in paragraphs (1) and (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

The offer, sale and issuance of the securities described in paragraph (2) above was deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) Use of Proceeds from Public Offering of Common Stock

Subsequent to March 31, 2015, we sold 2,860,000 shares of our common stock at a price to the public of

$7.00 per share in our initial public offering.  We received net proceeds of $15.1 million, after deducting underwriting discounts and commissions of $1.4 million and estimated expenses of $3.3 million payable by us.  None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. Aegis Capital Corp. Feltl and Company, and CRT Capital acted as co-managers.

The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-198383), which was filed on April 27, 2015 and was declared effective on May 13, 2015 (the “Registration Statement”).

Shares of our common stock began trading on The NASDAQ Capital Market on May 13, 2015.

The initial public offering closed on May 18, 2015.  From the date of the closing through June 26, 2015, we have used a portion of the net proceeds from the sale of these securities to fund our operations, to make capital expenditures, for working capital and for other general corporate purposes.

Item 6. Exhibits

Exhibit Number	Description
10.1

Sublease Agreement by and between Jaguar Animal Health, Inc. and SeeChange Health Management LLC for premises at 201 Mission Street, Suite 2375, San Francisco, California, dated June 19, 2015 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed June 23, 2015)

10.2

Consent to Sublease by and between Jaguar Animal Health, Inc., CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Healthmine, Inc., dated June 19, 2015 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K, filed June 23, 2015)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 26, 2015

JAGUAR ANIMAL HEALTH, INC.

By:	/s/ John A. Kallassy
John A. Kallassy
Chief Financial Officer
Principal Financial and Accounting Officer

Exhibit Number	Description
10.1

Sublease Agreement by and between Jaguar Animal Health, Inc. and SeeChange Health Management LLC for premises at 201 Mission Street, Suite 2375, San Francisco, California, dated June 19, 2015 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed June 23, 2015)

10.2

Consent to Sublease by and between Jaguar Animal Health, Inc., CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Healthmine, Inc., dated June 19, 2015 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K, filed June 23, 2015)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.