Form 10-Q
period 2015-06-30
Jaguar Animal Health, Inc.
filed 2015-08-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36714

JAGUAR ANIMAL HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2956775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Mission Street, Suite 2375

San Francisco, California 94105

(Address of principal executive offices, zip code)

(415) 371-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 13, 2015, there were 8,124,923 shares of common stock, par value $0.0001 per share, outstanding.

Page No.
PART I. — FINANCIAL INFORMATION (Unaudited)
Item 1. Condensed Unaudited Financial Statements	3
Condensed Balance Sheets as of June 30, 2015 and December 31, 2014	3
Condensed Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2015 and 2014	4
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ (Deficit) for the period from December 31, 2013 through June 30, 2015	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6
Notes to the Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. — OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
SIGNATURE	28

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$12,379,078	$845,192
Accounts receivable	29,387	—
Due from parent	5,234	—
Inventory	306,724	198,029
Deferred offering costs	—	2,480,049
Prepaid expenses	149,114	24,170
Deferred finance charges	—	86,667
Total current assets	12,869,537	3,634,107
Property and equipment, net	866,236	872,523
Other assets	122,163	—
Total assets	$13,857,936	$4,506,630

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$349,097	$698,318
License fee payable to parent	1,450,000	—
Due to parent	—	16,581
Deferred revenue	373,593	23,802
Convertible notes payable	123,214	424,674
Notes payable	—	478,709
Warrant liability	—	601,889
Accrued expenses	448,411	1,317,991
Total current liabilities	2,744,315	3,561,964
License fee payable to parent	—	1,875,000
Total liabilities	$2,744,315	$5,436,964

Commitments and Contingencies (See note 7)

Series A redeemable convertible preferred stock; $0.0001 par value, 0 and 3,017,488 shares authorized at June 30, 2015 and December 31, 2014, respectively; 0 and 3,015,902 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; (liquidation preferrence of $0 and $6,777,338 at June 30, 2015 and December 31, 2014, respectively)	—	7,304,914

Stockholders’ Equity (Deficit):
Common stock: $0.0001 par value, 50,000,000 and 15,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 8,119,923 and 2,874,330 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	812	288
Additional paid-in capital	29,723,645	1,175,242
Accumulated deficit	(18,610,836)	(9,410,778)
Total stockholders’ equity (deficit)	11,113,621	(8,235,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$13,857,936	$4,506,630

(1) The condensed balance sheet at December 31, 2014 is derived from the audited financial statements at that date included in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 14, 2015.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$63,142	$—	$125,529	$—
Operating Expenses
Cost of revenue	16,957	—	51,255	—
Research and development expense	1,751,288	691,180	3,174,331	2,149,555
Sales and marketing expense	163,227	—	353,530	—
General and administrative expense	1,300,156	1,245,560	2,393,843	1,740,515
Total operating expenses	3,231,628	1,936,740	5,972,959	3,890,070
Loss from operations	(3,168,486)	(1,936,740)	(5,847,430)	(3,890,070)
Interest expense, net	(1,936,611)	(7,014)	(2,869,643)	(20,164)
Other income	15,523	—	18,632	—
Change in fair value of warrants	(173,101)	—	(501,617)	—
Net loss and comprehensive loss	(5,262,675)	(1,943,754)	(9,200,058)	(3,910,234)
Accretion of redeemable convertible preferred stock	(159,288)	(205,163)	(346,374)	(285,009)
Net loss attributable to common stockholders	$(5,421,963)	$(2,148,917)	$(9,546,432)	$(4,195,243)
Net loss per share atributable to common stockholders, basic and diluted	$(1.00)	$(0.75)	$(2.30)	$(1.48)
Weighted-average common shares outstanding, basic and diluted	5,410,661	2,874,330	4,149,502	2,833,952

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balances December 31, 2013	—	$—	2,666,666	$267	$366,083	$(801,203)	$(434,853)
Stock-based compensaton	—	—	—	—	164,156	—	164,156
Conversion of notes payable	—	—	207,664	21	524,979	—	525,000
Series A issuance	3,015,902	6,658,241	—	—	—	—	—
Beneficial conversion feature on notes payable	—	—	—	—	614,557	—	614,557
Warrant, line of credit	—	—	—	—	114,300	—	114,300
Warrant, transfer agreement	—	—	—	—	37,840	—	37,840
Deemed dividends on Series A	—	610,889	—	—	(610,889)	—	(610,889)
Accretion of issuance costs	—	35,784	—	—	(35,784)	—	(35,784)
Net and comprehensive loss	—	—	—	—	—	(8,609,575)	(8,609,575)
Balances December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Issuance of common stock in intial public offering, net of discounts and commissions of $1,209,802 and offering costs of $2,897,825	—	—	2,860,000	286	15,912,374	—	15,912,660
Conversion of preferred stock into common stock upon initital public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288
Conversion of preferred stock warrant liability into additional paid-in capital	—	—	—	—	1,150,985	—	1,150,985
Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000
Stock-based compensation	—	—	—	—	627,847	—	627,847
Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521
Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)
Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Net and comprehensive loss	—	—	—	—	—	(9,200,058)	(9,200,058)
Balances June 30, 2015	—	$—	8,119,923	$812	$29,723,645	$(18,610,836)	$11,113,621

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,200,058)	$(3,910,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Materials cost in connection with license activity	6,287	1,082,626
Warrants issued in connection with transfer agreement	—	37,840
Stock-based compensation	627,847	90,952
Amortization of beneficial conversion feature	—	6,250
Accretion of debt discount	2,419,831	5,514
Revaluation of warrant liability	501,617	—
Amortization of deferred finance charge	86,667	3,894
Changes in assets and liabilities
Accounts receivable	(29,387)	—
Inventory	(108,695)	—
Prepaid license fee	—	100,000
Prepaid expenses	(124,944)	(32,998)
Other long-term assets	(122,163)	—
Due to/from parent	(21,815)	(53,328)
Deferred revenue	349,791	—
License fee payable	(175,000)	—
Accounts payable	(370,984)	193,196
Accrued expenses	(869,580)	699,423
Total Cash Used in Operations	(7,030,586)	(1,776,865)
Cash Flows from Investing Activities
Purchase of equipment	—	(55,149)
Total Cash used in Investing Activities	—	(55,149)
Cash Flows from Financing Activities
Proceeds from issuance of redeemable convertible preferred stock, net	—	6,658,241
Repayment of convertible notes payable	(100,000)	—
Repayment of notes payable	(1,000,000)	—
Proceeds from issuance of redeemable convertible notes payable, net	1,250,000	300,000
Proceeds from issuance of common stock in initial public offering, net	18,810,484	—
Deferred offering costs	(396,012)	(1,029,896)
Total Cash Provided by Financing Activities	18,564,472	5,928,345
Net increase in cash and cash equivalents	11,533,886	4,096,331
Cash and cash equivalents, beginning of period	845,192	185,367
Cash and cash equivalents, end of period	$12,379,078	$4,281,698
Supplemental Schedule of Non-Cash Financing and Investing Activities
Offering costs not paid during the six months	$1,401,253	—
Equipment received in connection with license agreement	$—	$817,374
Note payable converted into common stock	$—	$525,000
Warrants issued in connection with convertible notes payable	$47,479	$—
Conversion of convertible preferred stock to common stock	$7,651,288	$—
Conversion preferred stock warrant liability to common stock warrants	$1,150,985	$—
Conversion of convertible notes to common stock	$2,100,000	$—
Accretion of redeemable convertible preferred stock	$346,374	$285,009
Abatement of license fee payable to Napo	$250,000	$—

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Animal Health, Inc. (“Jaguar” or the “Company”) was incorporated on June 6, 2013 (inception) in Delaware. The Company, a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Parent”) until May 13, 2015, was formed to develop and commercialize gastrointestinal products for companion and production animals. The Company is an animal health company whose activities since inception have consisted principally of raising capital, recruiting management, and performing research and development. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to complete the development and commercialization of its products before another company develops similar products. The Company operates in one segment and is headquartered in San Francisco, California.

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

Initial Public Offering

In May 2015, the Company completed an initial public offering (“IPO”) of its common stock.  In connection with its IPO, the Company issued 2,860,000 shares of its common stock at a price to the public of $7.00 per share.  The Company’s shares of common stock began trading on the NASDAQ Capital Market on May 13, 2015.  As a result of the IPO, the Company received approximately $15.9 million in net proceeds, after deducting underwriting discounts and commissions of $1.2 million and offering expenses of $2.9 million.  At the closing of the IPO, 3,015,902 shares of outstanding convertible preferred stock were automatically converted into 2,010,596 shares of common stock.  Following the IPO, there were no shares of preferred stock outstanding.  In connection with the IPO, the Company amended its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 50,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $18,610,836 as of June 30, 2015. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the prospectus that forms part of the Company’s Registration Statement on Form S-1 (File No. 333-198383), which prospectus was filed with the SEC pursuant to Rule 424 on May 14, 2015.  In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim financial information. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

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

Revenue Recognition

Sales to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. The Company will maintain system controls to verify that the reported distributor and third party data is accurate. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when shipped to the distributor. Inventory will be relieved and revenue recognized, typically upon shipment by the distributor to their customer. The Company had no revenue for the six months ended June 30, 2014 and $125,529 for the six months ended June 30, 2015.

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

The following table presents information about the Company’s liability that is measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Warrant liability	$—	$—	$601,889	$601,889
As of June 30, 2015
Warrant liability	$—	$—	$—	$—

The change in the estimated fair value of the warrant liability is summarized below:

	Beginning Value of Level 3 Liability	Issuance of Common Warrants	Change in Fair Value of Level 3 Liability	Conversion into Additional Paid-in Capital	Ending Fair Value of Level 3 Liability
For the six months ended June 30, 2015	$601,889	$47,479	$501,617	(1,150,985)	$—

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the six months ended June 30, 2015.  The liability was converted into additional paid-in capital upon the Company’s initial public offering.

There were no other assets or liabilities measured at fair value on a recurring basis at June 30, 2015.

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

General and administrative expense recognized under the Service Agreement was $114,858 for the six months ended June 30, 2014.

Research and development expense recognized under the Service Agreement $28,764 for the six months ended June 30, 2014.

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed.  As of June 30, 2015, $1,802 is the amount of royalties due Napo and is included in due to parent on the balance sheet.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $817,374 related to the License is included on the balance sheet at June 30, 2015 at the cost paid by Napo, which approximates fair value. As of June 30, 2015, the equipment has not been placed into service. The Company will begin depreciating the equipment on a straight-line basis over its estimated life of 10 years at the time it is placed into service.

The Company has agreed under the License Agreement to defend, indemnify and hold Napo, its affiliates, and the officers, directors, employees, consultants and contractors of Napo harmless from and against any losses, costs, damages, liabilities, fees and expenses arising out of any third-party claim related to the Company’s gross negligence, breach of covenants or the manufacture, sale or use of the product or products.

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

6. Accrued Expenses

Accrued expenses at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Accrued legal costs	$—	$738,600
Accrued printing costs	—	275,000
Accrued interest	66,925	29,292
Accrued vacation	185,706	140,408
Accrued bonuses	82,500	—
Other	113,280	134,691
	$448,411	$1,317,991

7. Commitments and Contingencies

Since March 1, 2014, the date the Service Agreement terminated (Note 4), the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May of 2014.

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 8)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the six months ended June 30, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the six months ended June 30, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 is now due at the end of April 2015 and €150,000 due at December 31, 2015. In May 2015, the Company paid the start-up fee of €500,000 and the technology transfer fee of €215,000.

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

In February 2014, the Company closed its first equity round of financing and sold 2,224,991 shares of Series A convertible preferred stock at a price of $2.2472 per share. The pre-money valuation was in excess of $3,000,000 setting the exercise price of the Warrants at 75% of the purchase price paid by the investors, or $2.5281 (as adjusted for the 1-for-1.5 reverse stock split approved in October 2014) per share. As such, the fair value of the Warrants, $6,895, was recorded as equity in February 2014. The Warrants were valued at $6,895 using the Black-Scholes model with the following assumptions: exercise price of $2.5281, term of five years, volatility of 64%, dividend yield of 0%, and risk-free interest rate of 1.82%. Based on the fair value of the Warrants, the Company used the residual value of the total proceeds from the issuance of the Notes and Warrants to record the Notes on the balance sheet as of issuance of the Notes. Thus, the amount recorded, in the aggregate, for the Notes on issuance was $518,105, net. The debt discount of $6,895 is recorded as interest expense over the five-year term of the Warrants.

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

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015 and 2014, the Company amortized $31,250 and $6,250, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015, the Company amortized $17,857 of the discount, which has also been recorded as interest expense.

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

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1,000,000 (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge. This debt discount was recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO.  The Bridge was paid in May 2015, including interest thereon in an amount of $321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1,000,000 by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015.  The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014.  The warrants were originally valued using the Black-Scholes model with the following assumptions:  stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the six months ended June 30, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. During the six months ended June, 2015, the remaining $86,667 of these deferred financing charges was recorded as interest expense.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized the remaining $141,890 of this discount during the six months ended June 30, 2015.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015, the Company amortized the remaining $484,326 of the BCF which has also been recorded as interest expense.

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1,000,000.  At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet.  In April 2015, Dechra purchased $1,000,000 of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017.  The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock.  The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015, the Company amortized the entire BCF of $1,000,000 which has also been recorded as interest expense.

9. Common Stock

As of June 30, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 50,000,000 of common stock $0.0001 par value.

10. Stock-Based Awards

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

2014 Equity Incentive Plan

In July 2014, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of incentive stock options to eligible employees, and for the grant of nonstatutory stock options, restricted stock, and RSUs to eligible employees, directors and consultants. The Company has reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. During the six months ended June 30, 2015, 90,000 options were granted to members of the Company’s board of directors. Following the effective date of the IPO, any stock awards granted by the Company will be under the 2014 Plan.

Stock-Based Compensation

The Company recognizes compensation expense for only the portion of the awards that are expected to vest. The Company recorded stock-based compensation expense of $346,219 as research and development expense and $281,628 as general and administrative expense for the six months ended June 30, 2015.

11. Related Party Transactions

The Company was a majority-owned subsidiary of Napo until its IPO. The Company had total outstanding receivables from Napo in the amount of $5,234 as of June 30, 2015.  The Company had outstanding liabilities to Napo in the amount of $16,581 as of December 31, 2014. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc.

12. Net Loss Per Share Attributable to Common Stockholders

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

The following outstanding shares of common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2015 and 2014 because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2015	2014
Shares of common stock issuable upon conversion of preferred stock	—	2,010,596
Shares of common stock subject to outstanding options and restricted stock units	870,720	832,407
Warrants to purchase common stock	605,872	224,330
Total shares of common stock equivalents	1,476,592	3,067,333

13. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through August 13, 2015, the date these financial statements were issued. The following capital transactions have occurred. The effect of these transactions has not been included in the financial statements.

In accordance with a sublease assignment, effective in June 19, 2015, the Company leased 6,008 square fee of office space.  The term of the sublease began upon the delivery of the premises, which was July 1, 2015, and will expire on August 31, 2018.  The base rent is $29,539 with $500 annual increases.  In addition, the Company will be responsible for certain costs and charges specified in the sublease, including operating expenses and taxes.  Future minimum lease payments will total $1,143,526.

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

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals. Canalevia is our lead prescription drug product candidate for the treatment of various forms of watery diarrhea in dogs. We achieved statistically significant results in a canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo, with 91% of the Canalevia-treated dogs achieving a formed stool during the study versus 50% of the placebo-treated dogs. We also initiated filing of a rolling new animal drug application, or NADA, with the U.S. Food and Drug Administration, or FDA, for Canalevia for chemotherapy-induced diarrhea, or CID, in dogs, at the end of 2014. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree. A human-specific formulation of crofelemer, Fulyzaq, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer, including while at Napo Pharmaceuticals, Inc., or Napo. Neonorm is our lead non-prescription product to improve gut health and normalize stool formation in animals suffering from watery diarrhea, or scours. We launched Neonorm in the United States at the end of 2014 for preweaned dairy calves under the brand name Neonorm Calf and expect to launch additional formulations of Neonorm for other animal species in 2015. We have already shipped approximately $508,000 of Neonorm Calf to distributors. Neonorm is a botanical extract also derived from the Croton lechleri tree. Canalevia and Neonorm are distinct products that are formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species.

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

Financial Operations Overview

We were incorporated in June 2013 in Delaware. Napo formed our company to develop and commercialize animal health products. Prior to our incorporation, the only activities of Napo related to animal health were limited to the retention of consultants to evaluate potential strategic alternatives. We were previously a majority-owned subsidiary of Napo. However, following the closing of our May 2015 initial public offering, we are no longer majority-owned by Napo.

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders for the year ended December 31, 2014 was $9.3 million and $9.5 million for the six months ended June 30, 2015. As of June 30, 2015, we had a total stockholders’ equity of $11.1 million and cash and cash equivalents of $12.4 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities.  As a result, we expect to experience increased expenditures for 2015.

Recent Developments

In May 2015, we completed the initial public offering of our common stock.  In connection with our initial public offering, we issued 2,860,000 shares of our common stock at a price to the public of $7.00 per share.  Our shares of common stock began trading on the NASDAQ Capital Market on May 13, 2015.  As a result of the initial public offering, we received approximately $15.9 million in net proceeds, after deducting underwriting discounts and commissions of $1.2 million and estimated offering expenses of $2.9 million.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Revenue:	$125	$—
Operating expenses:
Cost of revenue	51	—
Research and development expense	3,174	2,150
Sales and marketing expense	354	—
General and administrative expense	2,394	1,740
Total operating expenses	5,973	3,890
Loss from operations	(5,848)	(3,890)
Interest expense, net	(2,870)	(20)
Change in fair value of warrants	(501)	—
Other income	19	—
Net loss and comprehensive loss	$(9,200)	$(3,910)

Revenue and Cost of Revenue

Revenue and related cost of revenue for the six months ended June 30, 2015 is for sales of Neonorm to a distributor.  We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$835	$381
Materials expense and tree planting	—	1,351
Travel, other expenses	114	154
Clinical and contract manufacturing	1,670	79
Stock-based compensation	346	34
Other	209	151
Total	$3,174	$2,150

We plan to increase our research and development expense as we continue develop our drug candidates.

Research and development expense for the six months ended June 30, 2015 includes expenses associated with clinical studies and manufacturing related activities and personnel and related benefits.

Research and development expense for the six months ended June 30, 2014 primarily consists of materials for studies and pre-commercial manufacturing that were transferred to our company as part of the Napo License Agreement, and expensed. Research and development expenses also include payroll and related benefits for research and development personnel, the costs of a study of Neonorm in preweaned dairy calves, services provided by Napo personnel before they became employees of our company in March 2014, consultants, and manufacturing and raw material supply costs and related activities.

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 2015 and 2014 consisted of personnel costs, direct marketing, travel and consulting expenses.

General and Administrative Expense

The following table presents the components of general and administrative expense for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$995	$680
Accounting fees	267	147
Third-party consulting fees and Napo service fees	71	251
Legal fees	307	227
Travel	186	161
Stock-based compensation	247	57
Other	321	217
Total	$2,394	$1,740

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

During the six months ended June 30, 2015, general and administrative expense primarily consists of salaries and related benefits, accounting, legal, and travel. Legal fees were related to general corporate activities. Other expenses included costs related to marketing studies and business development consultants.

During the six months ended June 30, 2014 general and administrative expense primarily consists of salaries and related benefits for employees, third-party consulting fees, legal fees, travel expenses, including hotel and airfare, and two months of services provided by Napo personnel pursuant to the Service Agreement, as well as Napo overhead allocation expense and legal costs related to intellectual property development and general corporate activities.  In March 2014, upon the conclusion of the Service Agreement with Napo, four Napo employees joined us as our employees.

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Revenue:	$63	$—
Operating expenses:
Cost of revenue	17	—
Research and development expense	1,751	692
Sales and marketing expense	164	—
General and administrative expense	1,300	1,245
Total operating expenses	3,232	1,937
Loss from operations	(3,169)	(1,937)
Interest expense, net	(1,937)	(7)
Change in fair value of warrants	16	—
Other income	(172)	—
Net loss and comprehensive loss	$(5,262)	$(1,944)

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended June 30, 2015 is for sales of Neonorm to a distributor.  We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$432	$317
Materials expense and tree planting	—	155
Travel, other expenses	57	130
Clinical and contract manufacturing	847	31
Stock-based compensation	328	34
Other	87	25
Total	$1,751	$692

We plan to increase our research and development expense as we continue develop our drug candidates.

Research and development expense for the three months ended June 30, 2015 includes expenses associated with clinical studies and manufacturing related activities and personnel and related benefits.

Research and development expense for the three months ended June 30, 2014 primarily consists of materials for studies and pre-commercial manufacturing that were transferred to our company as part of the Napo License Agreement, and expensed. Research and development expenses also include payroll and related benefits for research and development personnel, the costs of a study of Neonorm in preweaned dairy calves, services provided by Napo personnel before they became employees of our company in March 2014, consultants, and manufacturing and raw material supply costs and related activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2015 and 2014 consisted of personnel costs, direct marketing, travel and consulting expenses.

General and Administrative Expense

The following table presents the components of general and administrative expense for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$529	$548
Accounting fees	65	144
Third-party consulting fees and Napo service fees	21	73
Legal fees	163	133
Travel	108	117
Stock-based compensation	212	57
Other	202	173
Total	$1,300	$1,245

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

During the three months ended June 30, 2015, general and administrative expense primarily consists of salaries and related benefits, accounting, legal, and travel. Legal fees were related to general corporate activities. Other expenses included costs related to marketing studies and business development consultants.

During the three months ended June 30, 2014 general and administrative expense primarily consists of salaries and related benefits for employees, third-party consulting fees, legal fees, travel expenses, including hotel and airfare, and two months of services provided by Napo personnel pursuant to the Service Agreement, as well as Napo overhead allocation expense and legal costs related to intellectual property development and general corporate activities.  In March 2014, upon the conclusion of the Service Agreement with Napo, four Napo employees joined us as our employees.

Liquidity and Capital Resources

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $9.5 million for the six months ended June 30, 2015. As of June 30, 2015, we had a total stockholders’ equity of $11.1 million and cash and cash equivalents of $12.4 million. We anticipate that we will continue to incur losses for at least the next two years due to expenses relating to:

•             trials of our products and product candidates;

•             toxicology studies for our product candidates;

•             establishing contract manufacturing capabilities; and

•             commercialization of one or more of our prescription drug product candidates, if approved, and commercialization of our non-prescription products.

As of June 30, 2015, we had cash and cash equivalents of $12.4 million.  In the six months ended June 30, 2015 we issued $250 thousand aggregate principal amount of convertible promissory notes in February 2015 and received $1.0 million aggregate principal amount of convertible promissory notes in March 2015.  Additonally, we received approximately $15.9 million as a result of our initial public offering, net of offering cost and underwriters discounts.

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

We expect that we will increase our expenditures in the future in order to continue our efforts to develop animal health products, continue to commercially launch Neonorm and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. aggregate fees of approximately $2.1 million under memorandums of understanding relating to the establishment of our commercial manufacturing arrangement. The exact amounts and timing of any expenditures may vary significantly from our current intentions.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Cash used in operating activities	$(7,031)	$(1,777)
Cash used in investing activities	—	(55)
Cash provided by financing activities	18,564	5,928

Cash Used in Operating Activities

During the six months ended June 30, 2015 cash used in operating activities was the result of our net loss of $9.2 million, offset by non-cash accretion of debt discounts of $2.4 million, non-cash revaluation of warrant liability of $502 thousand and stock-based compensation of $600 thousand, net of changes in operating assets and liabilities of $1.5 million.

During the six months ended June 30, 2014, cash used in operating activities was the result of our net loss of $3.9 million, offset by and non-cash expense of the write-off of certain materials received from Napo of $1.1 million and stock-based compensation of $91 thousand, offset by changes in operating assets and liabilities of $900 thousand.

Cash Provided by Financing Activities

During the six months ended June 30, 2015, cash provided by financing activities primarily consisted of the gross proceeds from the issuance of convertible promissory notes and notes payable, offset by repayments thereof.  Additionally, cash was provided related to our IPO, net of deferred offering costs.

During the six months ended June 30, 2014, cash provided by financing activities consisted of net proceeds of $6.7 million from the issuance of Series A preferred stock and $300 thousand for the issuance of convertible notes payable, offset by $1.0 million of offering costs.

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

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1,000,000 (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge. This debt discount was recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO.  The Bridge was paid in May 2015, including interest thereon in an amount of $321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1,000,000 by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015.  The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014.  The warrants were originally valued using the Black-Scholes model with the following assumptions:  stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the six months ended June 30, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. During the six months ended June, 2015, the remaining $86,667 of these deferred financing charges was recorded as interest expense.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized the remaining $141,890 of this discount during the six months ended June 30, 2015.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015, the Company amortized the remaining $484,326 of the BCF which has also been recorded as interest expense.

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1,000,000.  At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet.  In April 2015, Dechra purchased $1,000,000 of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017.  The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock.  The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the six months ended June 30, 2015, the Company amortized the entire BCF of $1,000,000 which has also been recorded as interest expense.

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

Effective on June 1, 2014, we assumed the existing sublease from Napo. The term of the sublease was from June 1, 2014 through June 30, 2015. Minimum lease payments paid during 2015 totaled $68 thousand.

In accordance with a sublease assignment, effective in June 19, 2015, the Company leased 6,008 square fee of office space.  The term of the sublease began upon the delivery of the premises, which was July 1, 2015, and will expire on August 31, 2018.  The base rent is $29,539 with $500 annual increases.  In addition, the Company will be responsible for certain costs and charges specified in the sublease, including operating expenses and taxes.  Future minimum lease payments will total $1,143,526.

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

Payment Date	License Fee Amount (in thousands)
September 30, 2015	$500
December 31, 2015	$500
March 31, 2016	$450
Total	$1,450

For products derived from Croton lechleri, we owed Napo a 2% royalty on annual net sales of all products that are prescription drugs (such as Canalevia and any line extensions) approved by the FDA or the equivalent regulatory agency in another country, and, 1% of net sales of non-prescription products (such as Neonorm and any line extensions) that do not require pre-marketing approval from the FDA or the equivalent regulatory agency in another country. Following the closing of the offering, we do not owe Napo any royalties on sales of non- Croton lechleri products.

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 8)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the six months ended June 30, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the six months ended June 30, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, (v) the bonus fee payable of €300,000, €150,000 is now due at the end of April 2015 and €150,000 due at December 31, 2015. In May 2015, the Company paid the start-up fee of €500,000 and the technology transfer fee of €215,000.

The following table summarizes remaining payments due to the Manufacturer:

Payment Date	Payment Amount (in thousands)
December 31, 2015	€400
March 31, 2016	€250
Total	€650

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

There was no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2015, we sold 2,860,000 shares of our common stock at a price to the public of $7.00 per share in our initial public offering.  We received net proceeds of $15.9 million, after deducting underwriting discounts and commissions of $1.2 million and estimated expenses of $2.9 million payable by us.  None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. Aegis Capital Corp. Feltl and Company, and CRT Capital acted as co-managers.

The shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-198383), which was filed on April 27, 2015 and was declared effective on May 13, 2015 (the “Registration Statement”).

Shares of our common stock began trading on The NASDAQ Capital Market on May 13, 2015.

The initial public offering closed on May 18, 2015.  From the date of the closing through the date of this Quarterly Report on Form 10-Q, we have used a portion of the net proceeds from the sale of the shares of our common stock in the initial public offering to fund our operations, to make capital expenditures, for working capital and for other general corporate purposes.

Item 6. Exhibits

Exhibit Number	Description
10.1

Sublease Agreement by and between the registrant and SeeChange Health Management LLC, for premises at 201 Mission Street, Suite 2375, San Francisco, California dated June 19, 2015 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 23, 2015)

10.2

Consent to Sublease by and between Jaguar Animal Health, Inc., CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Healthmine, Inc., dated June 19, 2015 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 23, 2015)

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

Date: August 13, 2015

JAGUAR ANIMAL HEALTH, INC.

By:	/s/ John A. Kallassy
John A. Kallassy
Chief Financial Officer
Principal Financial and Accounting Officer