Form 10-Q
period 2015-09-30
Jaguar Animal Health, Inc.
filed 2015-11-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 8,124,923 shares of common stock, par value $0.0001 per share, outstanding.

Page No.
PART I. — FINANCIAL INFORMATION (Unaudited)
Item 1. Condensed Unaudited Financial Statements	2
Condensed Balance Sheets as of September 30, 2015 and December 31, 2014	2
Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended September 30, 2015 and 2014	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ (Deficit) for the period from December 31, 2013 through September 30, 2015	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. — OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	23
SIGNATURE	24

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,377,483	$845,192
Accounts receivable	8,698	—
Due from related party	4,209	—
Inventory	256,129	198,029
Deferred offering costs	—	2,480,049
Prepaid expenses	353,944	24,170
Deferred finance charges	102,226	86,667
Total current assets	11,102,689	3,634,107
Property and equipment, net	834,387	872,523
Restricted cash	4,500,000	—
Deferred finance charges	82,083	—
Other assets	122,163	—
Total assets	$16,641,322	$4,506,630

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$276,767	$698,318
License fee payable to related party	950,000	—
Due to related party	—	16,581
Deferred revenue	336,712	23,802
Convertible notes payable	150,000	424,674
Notes payable	—	478,709
Warrant liability	—	601,889
Accrued expenses	648,357	1,317,991
Long-term debt — current portion	1,454,030	—
Total current liabilities	3,815,866	3,561,964
Long-term debt, net of discount	4,457,994	—
License fee payable to parent	—	1,875,000
Deferred rent	1,660	—
Total liabilities	$8,275,520	$5,436,964

Commitments and Contingencies (See note 7)

Series A redeemable convertible preferred stock; $0.0001 par value, 0 and 3,017,488 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 3,015,902 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; (liquidation preference of $0 and $6,777,338 at September 30, 2015 and December 31, 2014, respectively)	—	7,304,914

Stockholders’ Equity (Deficit):
Common stock: $0.0001 par value, 50,000,000 and 15,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 8,124,923 and 2,874,330 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	812	288
Additional paid-in capital	29,936,497	1,175,242
Accumulated deficit	(21,571,507)	(9,410,778)
Total stockholders’ equity (deficit)	8,365,802	(8,235,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$16,641,322	$4,506,630

(1) The condensed balance sheet at December 31, 2014 is derived from the audited financial statements at that date included in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on May 14, 2015.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$77,666	$—	$203,195	$—
Operating Expenses
Cost of revenue	36,634	—	87,889	—
Research and development expense	1,239,831	1,126,436	4,414,162	3,275,991
Sales and marketing expense	165,745	—	519,275	—
General and administrative expense	1,390,429	1,455,605	3,784,272	3,196,120
Total operating expenses	2,832,639	2,582,041	8,805,598	6,472,111
Loss from operations	(2,754,973)	(2,582,041)	(8,602,403)	(6,472,111)
Interest expense, net	(163,594)	(148,220)	(3,033,238)	(168,384)
Other income	(42,104)	—	(23,471)	—
Change in fair value of warrants	—	—	(501,617)	—
Net loss and comprehensive loss	(2,960,671)	(2,730,261)	(12,160,729)	(6,640,495)
Accretion of redeemable convertible preferred stock	—	(180,832)	(346,374)	(465,841)
Net loss attributable to common stockholders	$(2,960,671)	$(2,911,093)	$(12,507,103)	$(7,106,336)
Net loss per share atributable to common stockholders, basic and diluted	$(0.36)	$(1.01)	$(2.28)	$(2.49)
Weighted-average common shares outstanding, basic and diluted	8,123,293	2,874,330	5,488,655	2,848,467

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balances December 31, 2013	—	$—	2,666,666	$267	$366,083	$(801,203)	$(434,853)
Stock-based compensaton	—	—	—	—	164,156	—	164,156
Conversion of notes payable	—	—	207,664	21	524,979	—	525,000
Series A issuance	3,015,902	6,658,241	—	—	—	—	—
Beneficial conversion feature on notes payable	—	—	—	—	614,557	—	614,557
Warrant, line of credit	—	—	—	—	114,300	—	114,300
Warrant, transfer agreement	—	—	—	—	37,840	—	37,840
Deemed dividends on Series A	—	610,889	—	—	(610,889)	—	(610,889)
Accretion of issuance costs	—	35,784	—	—	(35,784)	—	(35,784)
Net and comprehensive loss	—	—	—	—	—	(8,609,575)	(8,609,575)
Balances December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Issuance of common stock in intial public offering, net of discounts and commissions of $1,209,802 and offering costs of $2,897,825	—	—	2,860,000	286	15,912,374	—	15,912,660
Conversion of preferred stock into common stock upon initital public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288
Conversion of preferred stock warrant liability into additional paid-in capital	—	—	—	—	1,150,985	—	1,150,985
Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000
Stock-based compensation	—	—	—	—	828,049	—	828,049
Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521
Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)
Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Issuance of common stock upon exercise of stock options	—	—	5,000	—	12,650	—	12,650
Net and comprehensive loss	—	—	—	—	—	(12,160,729)	(12,160,729)
Balances September 30, 2015	—	$—	8,124,923	$812	$29,936,497	$(21,571,507)	$8,365,802

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(12,160,729)	$(6,640,495)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on disposal of fixed assets	34,549	—
Materials cost in connection with license activity	6,287	1,082,626
Warrants issued in connection with transfer agreement	—	37,840
Warrants issued in connection with line of credit	—	114,300
Stock-based compensation	828,049	105,610
Amortization of beneficial conversion feature	—	36,981
Accretion of debt discount	2,493,074	5,514
Revaluation of warrant liability	501,617	—
Amortization of deferred finance charge	99,882	3,894
Changes in assets and liabilities
Accounts receivable	(8,698)	—
Inventory	(58,100)	—
Prepaid license fee	—	100,000
Prepaid expenses	(329,774)	(66,743)
Deferred finance charges	(197,524)	—
Other long-term assets	(122,163)	—
Due to/from parent	(20,790)	(44,622)
Deferred revenue	312,910	—
Deferred rent	1,660	—
License fee payable	(675,000)	—
Accounts payable	(421,551)	617,057
Accrued expenses	(669,634)	1,028,781
Total Cash Used in Operations	(10,385,935)	(3,619,257)
Cash Flows from Investing Activities
Purchase of equipment	(23,300)	(55,149)
Sale of equipment	20,600	—
Change in restricted cash	(4,500,000)	—
Total Cash used in Investing Activities	(4,502,700)	(55,149)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	5,865,567	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	6,658,241
Repayment of convertible notes payable	(100,000)	—
Repayment of notes payable	(1,000,000)	—
Proceeds from issuance of redeemable convertible notes payable, net	1,250,000	450,000
Proceeds from issuance of common stock in initial public offering, net	18,810,484	—
Deferred offering costs	(417,775)	(1,954,007)
Proceeds from exercise of common stock options	12,650	—
Total Cash Provided by Financing Activities	24,420,926	5,154,234
Net increase in cash and cash equivalents	9,532,291	1,479,828
Cash and cash equivalents, beginning of period	845,192	185,367
Cash and cash equivalents, end of period	$10,377,483	$1,665,195
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	23,100	—
Offering costs not paid during the nine months	$1,401,253	—
Equipment received in connection with license agreement	$—	$817,374
Note payable converted into common stock	$—	$525,000
Warrants issued in connection with convertible notes payable	$47,479	$—
Conversion of convertible preferred stock to common stock	$7,651,288	$—
Conversion preferred stock warrant liability to common stock warrants	$1,150,985	$—
Conversion of convertible notes to common stock	$2,100,000	$—
Accretion of redeemable convertible preferred stock	$346,374	$465,841
Abatement of license fee payable to Napo	$250,000	$—

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

Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $21,571,507 as of September 30, 2015. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the prospectus that forms part of the Company’s Registration Statement on Form S-1 (File No. 333-198383), which prospectus was filed with the SEC pursuant to Rule 424 on May 14, 2015.  In the opinion of management, the accompanying unaudited Condensed Financial Statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim financial information. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

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

Revenue Recognition

Sales to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. The Company will maintain system controls to verify that the reported distributor and third party data is accurate. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when shipped to the distributor. Inventory will be relieved and revenue recognized, typically upon shipment by the distributor to their customer. The Company had no revenue for the nine months ended September 30, 2014 and $203,195 for the nine months ended September 30, 2015.

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

The following table presents information about the Company’s liability that is measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014 Warrant liability	$—	$—	$601,889	$601,889
As of September 30, 2015 Warrant liability	$—	$—	$—	$—

The change in the estimated fair value of the warrant liability is summarized below:

	Beginning Value of Level 3 Liability	Issuance of Common Warrants	Change in Fair Value of Level 3 Liability	Conversion into Additional Paid-in Capital	Ending Fair Value of Level 3 Liability
For the nine months ended September 30, 2015	$601,889	$47,479	$501,617	(1,150,985)	$—

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the nine months ended September 30, 2015.  The liability was converted into additional paid-in capital upon the Company’s initial public offering.

There were no other assets or liabilities measured at fair value on a recurring basis at September 30, 2015.

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

General and administrative expense recognized under the Service Agreement was $114,858 for the nine months ended September 30, 2014.

Research and development expense recognized under the Service Agreement $28,764 for the nine months ended September 30, 2014.

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed.  As of September 30, 2015, $2,214 is the amount of royalties due Napo.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $817,374 related to the License is included on the balance sheet at September 30, 2015 at the cost paid by Napo, which approximates fair value. As of September 30, 2015, the equipment has not been placed into service. The Company will begin depreciating the equipment on a straight-line basis over its estimated life of 10 years at the time it is placed into service.

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

In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. In 2015, payments totalling $1,175,000 will be made, with the balance paid during the first quarter of 2016. Additionally, the terms of the License Agreement were amended to require the mutual agreement of the parties for payment of the license fee to be remitted in the form of the Company’s common stock. The Company may also, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock.  Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements.

6. Accrued Expenses

Accrued expenses at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Accrued legal costs	$—	$738,600
Accrued printing costs	—	275,000
Accrued interest	120,962	29,292
Accrued vacation	173,473	140,408
Accrued compensation and related expense	137,630	—
Other	216,292	134,691
	$648,357	$1,317,991

7. Commitments and Contingencies

Since March 1, 2014, the date the Service Agreement terminated (Note 4), the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May of 2014.

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 8)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the nine months ended September 30, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the nine months ended September 30, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the nine months ended September 30, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 was due at the end of April 2015 and has been paid during the nine months ended September 30, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company paid the start-up fee of €500,000 and the technology transfer fee of €215,000.  In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of SB300 at no cost in anticipation of the future deduction by December 2015.

In September 2015, the Company entered into a four year manufacture and supply agreement (the “Supply Agreement”) with a contract manufacturer in India for the manufacture and supply of active pharmaceutical ingredient (“API”).  For each calendar year, the Company and the manufacturer will agree to a minimum annual quantity that the Company will purchase.  In connection with the Supply Agreement, the Company paid $49,090 in September 2015 as an advance payment for the API, which has been included in prepaid expenses at September 30, 2015.

In accordance with a sublease assignment, effective in June 19, 2015, the Company leased 6,008 square fee of office space.  The term of the sublease began upon the delivery of the premises, which was July 1, 2015, and will expire on August 31, 2018.  The base rent is $29,539 with $500 annual increases.  In addition, the Company will be responsible for certain costs and charges specified in the sublease, including operating expenses and taxes.  Future minimum lease payments will total $1,054,909.

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

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the nine months ended September 30, 2015 and 2014, the Company amortized $31,250 and $6,250, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the nine months ended September 30, 2015, the Company amortized $17,857 of the discount, which has also been recorded as interest expense.

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

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1,000,000 (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge. This debt discount was recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO.  The Bridge was paid in May 2015, including interest thereon in an amount of $321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1,000,000 by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015.  The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014.  The warrants were originally valued using the Black-Scholes model with the following assumptions:  stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the nine months ended September 30, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. During the nine months ended September, 2015, the remaining $86,667 of these deferred financing charges was recorded as interest expense.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized the remaining $141,890 of this discount during the nine months ended September 30, 2015.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the nine months ended September 30, 2015, the Company amortized the remaining $484,326 of the BCF which has also been recorded as interest expense.

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1,000,000.  At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet.  In April 2015, Dechra purchased $1,000,000 of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017.  The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock.  The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the nine months ended June 30, 2015, the Company amortized the entire BCF of $1,000,000 which has also been recorded as interest expense.

In August 2015, the Company entered into a loan and security agreement with a lender for up to $8,000,000, which provided for an initial loan commitment of $6,000,000.  The loan agreement requires the Company to maintain $4,500,000 of the proceeds in cash, which amount may be reduced or eliminated on the achievement of certain milestones.  An additional $2,000,000 is available contingent on the achievement of certain further milestones.  The agreement has a term of three years, with interest only payments through February 29, 2016.  Thereafter, principal and interest payments will be made with an interest rate of 9.9%.  Additionally, there will be a balloon interest payment of $560,000 on August 1, 2018.  This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%.  Proceeds to the Company were net of a $134,433 debt discount under the terms of the loan agreement.  This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement.  Under the agreement, the Company is entitled to prepay principal and accrued interest upon five days prior notice to the lender.  In the event of prepayment, the Company is obligated to pay a prepayment charge.  If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as the Company is required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b)  after such time as the Company is no longer required to maintain a minimum cash balance, 3% of the amount being prepaid.  If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

9. Common Stock

On May 18, 2015, the Company filed an amended and restated certificate of incorporation was amended and restated authorizing the Company to issue 50,000,000 of common stock $0.0001 par value.

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

2014 Equity Incentive Plan

In July 2014, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of incentive stock options to eligible employees, and for the grant of nonstatutory stock options, restricted stock, and RSUs to eligible employees, directors and consultants. The Company has reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. During the nine months ended September 30, 2015, 147,500 options were granted, 90,000 of which were granted to members of the Company’s board of directors, 25,000 to an outside consultant and 32,500 to employees.  Following the effective date of the IPO, any stock awards granted by the Company will be under the 2014 Plan.  The Company has 185,833 shares available for grant at September 30, 2015.

Stock-Based Compensation

The Company recognizes compensation expense for only the portion of the awards that are expected to vest. The Company recorded stock-based compensation expense of $429,468 as research and development expense, $44,462 as selling and marketing expense and $354,119 as general and administrative expense for the nine months ended September 30, 2015.

11. Related Party Transactions

The Company was a majority-owned subsidiary of Napo until its IPO. The Company had total outstanding receivables from Napo in the amount of $4,209 as of September 30, 2015.  The Company had outstanding liabilities to Napo in the amount of $16,581 as of December 31, 2014. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc.

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

The following outstanding shares of common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2015 and 2014 because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2015	2014
Shares of common stock issuable upon conversion of preferred stock	—	2,010,596
Shares of common stock subject to outstanding options and restricted stock units	905,302	832,407
Warrants to purchase common stock	605,872	257,663
Total shares of common stock equivalents	1,511,174	3,100,666

13. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through November 13, 2015, the date these financial statements were issued.

In October 2015, the Company entered into a formulation development and manufacturing contract with a manufacturer, whereby the manufacturer will provide enteric-coated tablets to the Company for use in animals.  The total amount committed to be paid by the Company during 2015 and 2016 under this contract is estimated to be approximately $850,000.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders for the year ended December 31, 2014 was $9.3 million and $12.5 million for the nine months ended September 30, 2015. As of September 30, 2015, we had a total stockholders’ equity of $8.4 million and cash and cash equivalents of $10.4 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities.  As a result, we expect to experience increased expenditures for 2015.

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

In September 2015, the Company entered into a four year manufacture and supply agreement (the “Supply Agreement”) with a contract manufacturer in India for the manufacture and supply of active pharmaceutical ingredient (“API”).  For each calendar year, the Company and the manufacturer will agree to a minimum annual quantity that the Company will purchase.  In connection with the Supply Agreement, the Company paid $49,090 in September 2015 as an advance payment for the API, which has been included in prepaid expenses at September 30, 2015.

In October 2015, the Company entered into a formulation development and manufacturing contract with a manufacturer, whereby the manufacturer will provide enteric-coated tablets to the Company for use in animals.  The total amount committed to be paid by the Company during 2015 and 2016 under this contract is estimated to be approximately $850,000.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Revenue:	$203	$—
Operating expenses:
Cost of revenue	88	—
Research and development expense	4,414	3,276
Sales and marketing expense	520	—
General and administrative expense	3,784	3,196
Total operating expenses	8,806	6,472
Loss from operations	(8,603)	(6,472)
Interest expense, net	(3,033)	(168)
Change in fair value of warrants	(501)	—
Other income	(24)	—
Net loss and comprehensive loss	$(12,161)	$(6,640)

Revenue and Cost of Revenue

Revenue and related cost of revenue for the nine months ended September 30, 2015 is for sales of Neonorm to a distributor.  We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$1,295	$731
Materials expense and tree planting	116	1,385
Travel, other expenses	241	294
Clinical and contract manufacturing	2,109	572
Stock-based compensation	429	37
Other	224	257
Total	$4,414	$3,276

We plan to increase our research and development expense as we continue develop our drug candidates.

Research and development expense for the nine months ended September 30, 2015 includes expenses associated with clinical studies and manufacturing related activities and personnel and related benefits.

Research and development expense for the nine months ended September 30, 2014 primarily consists of materials for studies and pre-commercial manufacturing that were transferred to our company as part of the Napo License Agreement, and expensed. Research and development expenses also include payroll and related benefits for research and development personnel, the costs of a study of Neonorm in preweaned dairy calves, services provided by Napo personnel before they became employees of our company in March 2014, consultants, and manufacturing and raw material supply costs and related activities.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2015 and 2014 consisted of personnel costs, direct marketing, travel and consulting expenses.

General and Administrative Expense

The following table presents the components of general and administrative expense for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$1,453	$1,226
Accounting fees	317	190
Third-party consulting fees and Napo service fees	108	378
Legal fees	437	365
Travel	311	446
Stock-based compensation	354	69
Other	804	522
Total	$3,784	$3,196

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

During the nine months ended September 30, 2015, general and administrative expense primarily consists of salaries and related benefits, accounting, legal, and travel. Legal fees were related to general corporate activities. Other expenses included costs related to marketing studies and business development consultants.

During the nine months ended September 30, 2014 general and administrative expense primarily consists of salaries and related benefits for employees, third-party consulting fees, legal fees, travel expenses, including hotel and airfare, and two months of services provided by Napo personnel pursuant to the Service Agreement, as well as Napo overhead allocation expense and legal costs related to intellectual property development and general corporate activities.  In March 2014, upon the conclusion of the Service Agreement with Napo, four Napo employees joined us as our employees.

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Revenue:	$78	$—
Operating expenses:
Cost of revenue	37	—
Research and development expense	1,240	1,126
Sales and marketing expense	166	—
General and administrative expense	1,390	1,456
Total operating expenses	2,833	2,582
Loss from operations	(2,755)	(2,582)
Interest expense, net	(163)	(148)
Change in fair value of warrants	—	—
Other income	(43)	—
Net loss and comprehensive loss	$(2,961)	$(2,730)

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended September 30, 2015 is for sales of Neonorm to a distributor.  We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the periods indicated:

	Three Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$460	$350
Materials expense and tree planting	116	34
Travel, other expenses	127	140
Clinical and contract manufacturing	439	493
Stock-based compensation	83	3
Other	15	106
Total	$1,240	$1,126

We plan to increase our research and development expense as we continue develop our drug candidates.

Research and development expense for the three months ended September 30, 2015 includes expenses associated with clinical studies and manufacturing related activities and personnel and related benefits.

Research and development expense for the three months ended September 30, 2014 primarily consists of materials for studies and pre-commercial manufacturing that were transferred to our company as part of the Napo License Agreement, and expensed. Research and development expenses also include payroll and related benefits for research and development personnel, the costs of a study of Neonorm in preweaned dairy calves, services provided by Napo personnel before they became employees of our company in March 2014, consultants, and manufacturing and raw material supply costs and related activities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2015 and 2014 consisted of personnel costs, direct marketing, travel and consulting expenses.

General and Administrative Expense

The following table presents the components of general and administrative expense for the periods indicated:

	Three Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Personnel and related benefits	$458	$546
Accounting fees	50	43
Third-party consulting fees and Napo service fees	37	127
Legal fees	130	138
Travel	125	285
Stock-based compensation	107	12
Other	483	305
Total	$1,390	$1,456

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

During the three months ended September 30, 2015, general and administrative expense primarily consists of salaries and related benefits, accounting, legal, and travel. Legal fees were related to general corporate activities. Other expenses included costs related to marketing studies and business development consultants.

During the three months ended September 30, 2014 general and administrative expense primarily consists of salaries and related benefits for employees, third-party consulting fees, legal fees, travel expenses, including hotel and airfare, and two months of services provided by Napo personnel pursuant to the Service Agreement, as well as Napo overhead allocation expense and legal costs related to intellectual property development and general corporate activities.  In March 2014, upon the conclusion of the Service Agreement with Napo, four Napo employees joined us as our employees.

Liquidity and Capital Resources

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $12.5 million for the nine months ended September 30, 2015. As of September 30, 2015, we had a total stockholders’ equity of $8.4 million and cash and cash equivalents of $10.4 million. We anticipate that we will continue to incur losses for at least the next two years due to expenses relating to:

•             trials of our products and product candidates;

•             toxicology studies for our product candidates;

•             establishing contract manufacturing capabilities; and

•             commercialization of one or more of our prescription drug product candidates, if approved, and commercialization of our non-prescription products.

As of September 30, 2015, we had cash and cash equivalents of $10.4 million.  In the nine months ended September 30, 2015 we issued $250 thousand, $1.0 million and $6.0 million aggregate principal amounts of promissory notes in February 2015, March 2015, and August 2015 respectively. Additionally, we received net cash of approximately $15.9 million as a result of our initial public offering, net of offering cost and underwriters discounts.

Our auditors have included an explanatory paragraph in their audit report on our financial statements for the year ended December 31, 2014, regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We believe the net proceeds from our initial public offering, our existing cash and cash equivalents, together with the achievement of certain milestones which will allow us to access an additional $1.5 million from the restricted cash portion of our senior secured loan facility with Hercules Technology Growth Capital, Inc. (announced on August 19, 2015) will be sufficient to fund our operating plan through April 2016 and anticipated commercial launch of Canalevia for CID in dogs, as well as for the pivotal data and regulatory filing with the FDA to expand the indication to general watery diarrhea in dogs. However, our operating plan may change due to many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan.

We expect that we will increase our expenditures in the future in order to continue our efforts to develop animal health products, continue to commercially launch Neonorm and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. aggregate fees of approximately €2.1 million under memorandums of understanding relating to the establishment of our commercial manufacturing arrangement. The exact amounts and timing of any expenditures may vary significantly from our current intentions.

Cash Flows

The following table shows a summary of cash flows for the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Cash used in operating activities	$(10,386)	$(3,619)
Cash used in investing activities	(4,503)	(55)
Cash provided by financing activities	24,421	5,154

Cash Used in Operating Activities

During the nine months ended September 30, 2015 cash used in operating activities was the result of our net loss of $12.2 million, offset by non-cash accretion of debt discounts of $2.5 million, non-cash revaluation of warrant liability of $502 thousand and stock-based compensation of $828 thousand, and amortization of deferred finance charges of $100 thousand, $35 thousand loss on the sale of property and equipment, net of changes in operating assets and liabilities of $2.2 million.

During the nine months ended September 30, 2014, cash used in operating activities was the result of our net loss of $6.6 million, offset by and non-cash expense of the write-off of certain materials received from Napo of $1.1 million, warrants issued in connection with transfer agreement and line of credit of $85 thousand, and stock-based compensation of $106 thousand, offset by changes in operating assets and liabilities of $1.6 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2015 cash used in investing activities primarily consisted of $4.5 million in restricted cash that resulted from our issuance of long-term debt.

Cash Provided by Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities primarily consisted of the gross proceeds from the issuance of $5.9 million in long-term debt, net of discounts, and $1.3 million in convertible promissory notes, offset by $1.1 million in repayments thereof.  Additionally, $15.9 million in cash was provided related to our IPO, net of commissions certain deferred offering costs.

During the nine months ended September 30, 2014, cash provided by financing activities consisted of net proceeds of $6.7 million from the issuance of Series A preferred stock and $450 thousand for the issuance of convertible notes payable, offset by $2.0 million of offering costs.

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

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1,000,000 (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge. This debt discount was recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO.  The Bridge was paid in May 2015, including interest thereon in an amount of $321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1,000,000 by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015.  The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014.  The warrants were originally valued using the Black-Scholes model with the following assumptions:  stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the nine months ended September 30, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. During the nine months ended September 30, 2015, the remaining $86,667 of these deferred financing charges was recorded as interest expense.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized the remaining $141,890 of this discount during the nine months ended September 30, 2015.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the nine months ended September 30, 2015, the Company amortized the remaining $484,326 of the BCF which has also been recorded as interest expense.

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1,000,000.  At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet.  In April 2015, Dechra purchased $1,000,000 of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017.  The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock.  The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the nine months ended September 30, 2015, the Company amortized the entire BCF of $1,000,000 which has also been recorded as interest expense.

In August 2015, the Company entered into a loan and security agreement with a lender for up to $8,000,000, which provided for an initial loan commitment of $6,000,000.  The loan agreement requires the Company to maintain $4,500,000 of the proceeds in cash, which amount may be reduced or eliminated on the achievement of certain milestones.  An additional $2,000,000 is available contingent on the achievement of certain further milestones.  The agreement has a term of three years, with interest only payments through February 29, 2016.  Thereafter, principal and interest payments will be made with an interest rate of 9.9%.  Additionally, there will be a balloon interest payment of $560,000 on August 1, 2018.  This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%.  Proceeds to the Company were net of a $134,433 debt discount under the terms of the loan agreement.  This debt discount is being recorded as interest expense, using the effective interest method, over the term of the loan agreement.  Under the agreement, the Company is entitled to prepay principal and accrued interest upon five days prior notice to the lender.  In the event of prepayment, the Company is obligated to pay a prepayment charge.  If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as the Company is required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b)  after such time as the Company is no longer required to maintain a minimum cash balance, 3% of the amount being prepaid.  If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

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

Payment Date	License Fee Amount (in thousands)
December 31, 2015	$500
March 31, 2016	$450
Total	$950

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

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 8)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the nine months ended September 30, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the nine months ended September 30, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the nine months ended September 30, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 was due at the end of April 2015 and has been paid during the nine months ended September 30, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company paid the start-up fee of €500,000 and the technology transfer fee of €215,000.  In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of SB300 at no cost in anticipation of the future deduction by December 2015.

The following table summarizes remaining payments due to the Manufacturer:

Payment Date	Payment Amount (in thousands)
December 31, 2015	€400
March 31, 2016	€250
Total	€650

In September 2015, the Company entered into a four year manufacture and supply agreement (the “Supply Agreement”) with Glenmark Pharmaceuticals Ltd., a contract manufacturer in India, for the manufacture and supply of crofelemer, an active pharmaceutical ingredient (“API”) for animal use.  For each calendar year, the Company and the manufacturer will agree to a minimum annual quantity that the Company will purchase.  In connection with the Supply Agreement, the Company paid $49,090 in September 2015 as an advance payment for the API, which has been included in prepaid expenses at September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrants’s current report on Form 8-K, filed May 18, 2015)
3.2	Bylaws (incorporated herein by reference to Exibit 3.2 to the registrant’s current reported on Form 8-K, filed May 18, 2015)
10.1

Loan and Security Agreement between Jaguar Animal Health, Inc., Qualified Subsidiaries thereof, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Hercules Technology Growth Capital, Inc., dated as of August 18, 2015 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed August 20,2015)

10.2**	Manufacture and Supply Agreement by and between Jaguar Animal Health, Inc. and Glenmark Pharmaceuticals Ltd., dated as of September 22, 2015 (filed herewith)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ John A. Kallassy
John A. Kallassy
Chief Financial Officer
Principal Financial and Accounting Officer