Form 10-Q
period 2016-03-31
Jaguar Animal Health, Inc.
filed 2016-05-10
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 10,142,519 shares of common stock, par value $0.0001 per share, outstanding.

Page No.
PART I. — FINANCIAL INFORMATION (Unaudited)
Item 1. Condensed Unaudited Financial Statements	2
Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	2
Condensed Statements of Operations and Comprehensive Loss for the Three Month Periods Ended March 31, 2016 and 2015	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2014 through March 31, 2016	4
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38
PART II. — OTHER INFORMATION	40
Item 1. Legal Proceedings	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	40
SIGNATURE	41

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,214,052	$7,697,531
Accounts receivable	12,796	55,867
Due from former parent	2,546	3,199
Inventory	269,631	229,871
Deferred offering costs	—	143,231
Prepaid expenses	625,743	324,083
Total current assets	8,124,768	8,453,782
Property and equipment, net	907,077	829,232
Restricted cash	2,821,260	3,000,000
Other assets	122,163	122,163
Total assets	$11,975,268	$12,405,177

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$559,860	$574,462
License fee payable to former parent	—	425,000
Deferred revenue	279,065	251,936
Convertible notes payable	150,000	150,000
Accrued expenses	583,770	798,434
Current portion of long-term debt	2,119,730	1,707,899
Total current liabilities	3,692,425	3,907,731
Long-term debt, net of discount	3,629,325	4,095,028
Deferred rent	4,981	3,321
Total liabilities	$7,326,731	$8,006,080

Commitments and Contingencies (See note 6)

Stockholders’ Equity:
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; 10,142,519 and 8,124,923 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	1,014	812
Additional paid-in capital	34,334,055	30,100,613
Accumulated deficit	(29,686,532)	(25,702,328)
Total stockholders’ equity	4,648,537	4,399,097
Total liabilities, convertible preferred stock and stockholders’ equity	$11,975,268	$12,405,177

(1) The condensed balance sheet at December 31, 2015 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2016.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$38,146	$62,387
Operating Expenses
Cost of revenue	18,368	34,298
Research and development expense	1,751,741	1,423,043
Sales and marketing expense	164,413	190,303
General and administrative expense	1,788,385	1,093,687
Total operating expenses	3,722,907	2,741,331
Loss from operations	(3,684,761)	(2,678,944)
Interest expense, net	(284,236)	(933,032)
Other income/(expense)	(15,207)	3,109
Change in fair value of warrants	—	(328,516)
Net loss and comprehensive loss	(3,984,204)	(3,937,383)
Accretion of redeemable convertible preferred stock	—	(187,086)
Net loss attributable to common stockholders	$(3,984,204)	$(4,124,469)
Net loss per share atributable to common stockholders, basic and diluted	$(0.43)	$(1.43)
Weighted-average common shares outstanding, basic and diluted	9,307,354	2,874,330

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity (Deficit)

Balances - December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Issuance of common stock in initial public offering, net of discounts and commissions of $1,209,802, offering costs of $2,897,825 and offering costs in the form of common stock warrants of $400,400	—	—	2,860,000	286	15,511,974	—	15,512,260
Warrant, issued in conjunction with the initial public offering	—	—	—	—	400,400	—	400,400
Conversion of preferred stock into common stock upon initial public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288
Conversion of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	1,150,985	—	1,150,985
Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000
Stock-based compensation	—	—	—	—	992,165	—	992,165
Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521
Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)
Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Issuance of common stock upon exercise of stock options	—	—	5,000	—	12,650	—	12,650
Net and comprehensive loss	—	—	—	—	—	(16,291,550)	(16,291,550)
Balances - December 31, 2015	—	$0	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097
Issuance of common stock in a secondary public offering ,net of discounts and commissions of $373,011 and offering costs of $496,887.	—	—	2,000,000	200	4,129,902		4,130,102
Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)		—
Stock-based compensation	—	—	—	—	103,542		103,542
Net and comprehensive loss	—	—	—	—	—	(3,984,204)	(3,984,204)
Balances - March 31, 2016	—	$0	10,142,519	$1,014	$34,334,055	$(29,686,532)	$4,648,537

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(3,984,204)	$(3,937,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,878	—
Materials cost in connection with license activity	—	6,287
Stock-based compensation	103,542	52,617
Amortization of debt issuance costs and debt discount	131,123	845,961
Change in fair value of warrants	—	328,516
Changes in assets and liabilities
Accounts receivable - trade	43,071	(8,140)
Inventory	(39,760)	(116,185)
Prepaid expenses	(301,660)	(98,145)
Other current assets	—	(11,185)
Due from parent	653	4,663
Deferred revenue	27,129	365,138
Deferred rent	1,660	—
License fee payable	(425,000)	(25,000)
Accounts payable	101,629	1,063,665
Accrued expenses	(193,919)	190,342
Total cash used in operations	(4,527,858)	(1,338,849)
Cash Flows from Investing Activities
Purchase of equipment	(85,723)	—
Change in restricted cash	178,740	—
Total cash provided by investing activities	93,017	—
Cash Flows from Financing Activities
Loan advance		1,000,000
Repayment of long-term debt	(178,740)	—
Proceeds from issuance of redeemable convertible notes payable, net	—	250,000
Deferred offering costs	—	(10,000)
Proceeds from issuance of common stock in a follow-on secondary offering, net of commissions and discounts	4,130,102	—
Total Cash Provided by Financing Activities	3,951,362	1,240,000
Net decrease in cash and cash equivalents	(483,479)	(98,849)
Cash and cash equivalents, beginning of period	7,697,531	845,192
Cash and cash equivalents, end of period	$7,214,052	$746,343
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$150,150	$—
Warrants issued in connection with convertible notes payable	$—	$47,479
Accretion of redeemable convertible preferred stock	$—	$187,086
Abatement of license fee payable to Napo	$—	$250,000
Fixed assets in accounts payable	$12,250	$—
Offering costs in accounts payable	$(116,231)	$—
Offering costs in accrued liabilities	$(27,000)	$—

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Animal Health, Inc. (“Jaguar” or the “Company”) was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Former Parent”) until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company’s first commercial product, Neonorm Calf, was launched in 2014. The Company launched a second commercial product, Neonorm Foal, in the first quarter of 2016. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products. The Company operates in one segment and is headquartered in San Francisco, California.

On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the “Service Agreement”) with Napo, under which Napo agreed to provide the Company with the services of certain Napo employees for research and development and the general administrative functions of the Company. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. See Note 9 for additional information regarding the capital contributions and Note 4 for the Service Agreement and license agreement details, respectively.

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

Initial Public Offering

On May 18, 2015, the Company completed an initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 2,860,000 shares of common stock at a price to the public of $7.00 per share. As a result of the IPO, the Company received $15.9 million in net proceeds, after deducting underwriting discounts and commissions of $1.2 million and offering expenses of $2.9 million ($3.3 million including non-cash offering expenses) payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 2,010,596 shares of common stock and the Company’s outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Secondary Public Offering

On February 8, 2016, the Company completed a secondary public offering of its common stock. In connection with its secondary public offering, the Company issued and sold 2,000,000 shares of common stock at a price to the public of $2.50 per share. As a result of the secondary public offering, the Company received $4.1 million in net proceeds, after deducting underwriting discounts and commissions of $373,011 and offering expenses of $496,887.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $29,686,532 as of March 31, 2016. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentration of Credit Risk and Cash and Cash Equivalents

The financial instrument that potentially subjects the Company to a concentration of credit risk is that is held at a financial institution of high credit standing. Cash is generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Therefore, the Company is exposed to credit risk in the event that the balances exceed FDIC insurance limits. The carrying value of cash approximates fair value at March 31, 2016 and December 31, 2015.

Fair Values

The Company’s financial instruments include, cash and cash equivalents, accounts payable, accrued expenses, amounts due to Napo, the former parent, warrant liabilities, and debt. Cash is reported at fair value. The recorded carrying amount of accounts payable, accrued expenses and amounts due to Napo approximates their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 3 for the fair value measurements, and Note 7 for the fair value of the Company’s warrant liabilities.

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million.  On March 1, 2016, the restricted cash balance was further reduced by a $178,740 principal loan payment, resulting in a restricted cash balance of $2,821,260 at March 31, 2016.  On April 21, 2016, the loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest-only payments for the period from May through August 2016.

Inventories

Inventories are stated at the lower of cost or market. The Company calculates inventory valuation adjustments when conditions indicate that the net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. There have been no write-downs to date.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives.

Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2016.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

Sales to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors are recognized and included in deferred revenue when shipped to the distributor. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had revenues of $38,146 and $62,387 for the three months ended March 31, 2016 and 2015, respectively.

Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan and 2014 Stock Incentive Plan (see Note 10) provides for the grant of stock options, restricted stock and restricted stock unit awards.

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

Classification of Securities

The Company applies the principles of ASC 480-10 “Distinguishing Liabilities from Equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity” to determine whether financial instruments such as warrants, contingently issuable shares and shares subject to repurchase should be classified as liabilities or equity and whether beneficial conversion features exist.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the three months ended March 31, 2016 and 2015 there was no difference between net loss and comprehensive loss.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2016 and 2015.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. ASU 2015-03 will be effective for the Company beginning in its first quarter of 2016, however early adoption is permitted for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all periods presented. We adopted ASU 2015-03 on December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In June 2014, the FASB issued authoritative guidance which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. The Company will implement this guidance for all interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and allows for prospective or retrospective application. The Company is evaluating the new guidance and has not determined the impact this pronouncement will have on its financial statements.

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

The following table presents information about the Company’s liability that is measured at fair value on a recurring basis as of March 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016 Warrant Liability	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
As of March 31, 2015 Warrant Liability	$—	$—	$977,884	$977,884

The warrant liability was converted into an equity instrument when it became convertible into common stock at the IPO. The change in the estimated fair value of the warrant liability is summarized below:

	Beginning	Issuance of	Change in	Ending Fair
	Value of	Common	Fair Value of	Value of
	Warrant	Stock	Level 3	Level 3
	Liability	Warrants	Liability	Liability
For the three-months ended March 31, 2016	$—	$—	$—	$—

For the three-months ended March 31, 2015	$601,889	$47,479	$328,516	$977,884

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the three months ended March 31, 2015.

There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2016.

4. License Agreement

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed. The Company incurred $653 and $0 in royalties for the three months ended March 31, 2016 and 2015, respectively, which is included in sales and marketing expense in the Company’s statement of operations and comprehensive loss. The Company’s unpaid royalties total $3,462 and $2,810 at March 31, 2016 and December 31, 2015, respectively, which is included in accrued liabilities in the Company’s balance sheet.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company’s balance sheet at March 31, 2016 and December 31, 2015 at the cost paid by Napo, which approximates fair value. Some of the equipment was placed into service in November of 2015, and the

Company has booked $6,568 in depreciation expense for the three months ended March 31, 2016, which is included in research and development expense in the Company’s statement of operations and comprehensive loss.

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

In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. In 2015, payments totalling $1.2 million were made, and the balance of $425,000 was paid in March of 2016.  The License Fee Payable of $0 and $425,000 is included in the Company’s balance sheet at March 31, 2016 and December 31, 2015, respectively. Additionally, the terms of the License Agreement were amended to require the mutual agreement of the parties for payment of the license fee to be remitted in the form of the Company’s common stock. The Company may also, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements.

5. Balance Sheet Components

Property and Equipment

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Lab equipment	811,087	811,087
Clinical equipment	23,300	23,300
Software	5,223	—
Work in-process	80,500	—
Total property and equipment at cost	920,110	834,387
Accumulated Depreciation	(13,033)	(5,155)
Property and Equipment, net	907,077	829,232

Depreciation and amortization expense was $7,878 and $0 in the three months ended March 31, 2016 and 2015, respectively.  Of the $7,878 of expense in the three months ended March 31, 2016, $7,733 is included in research and development expense and $145 is included in general and administrative expense in the statements of operations and comprehensive loss.

Accrued Expenses

Accrued expenses at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
Accrued compensation and related:
Accrued vacation	171,812	187,734
Accrued payroll	19,472	80,692
Accrued payroll tax	14,600	43,702
	205,884	312,128
Accrued interest	130,113	127,149
Accrued contract manufacturing costs	170,850	110,141
Accrued clinical	53,438	166,750
Accrued other	23,485	82,266
Total	583,770	798,434

6. Commitments and Contingencies

Operating Leases

Effective July 1, 2015, the Company leases its San Francisco, California headquarters under a non-cancelable sub-lease agreement that expires August 31, 2018. The Company provided cash deposits of $122,163, consisting of a security deposit of $29,539 and prepayment of the last three months of the lease of $92,623, which is identified as other assets on the Company’s balance sheet.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2016 are as follows:

Years ending December 31,	Amount
2016 - April through December	268,860
2017	363,486
2018	245,327
Total minimum lease payments	877,673

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 for the three months ended March 31, 2016, which was included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

Since March 1, 2014, the date the Service Agreement terminated (Note 4), the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May of 2014. Effective June 1, 2014, the Company assumed the existing sublease from Napo. The term of the assumed sublease was from June 1, 2014 through June 30, 2015. Rent expense under the sub-lease was $38,548 for the three months ended March 31, 2015, which was included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

Contract Manufacturing Commitment

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 7)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the year ended December 31, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the year ended December 31, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, € 150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the year ended December 31, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, € 150,000 was due at the end of April 2015 and has been paid during the year ended December 31, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company entered into a Memorandum of Understanding (“MOU”) with the contract manufacturer and paid the start-up fee of €500,000 and the technology transfer fee of €215,000. In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of the Company’s API at no cost in anticipation of the future deduction by December 2015.  The final €250,000 was paid on March 29, 2016.

In December 2015, we entered into an amendment to our technology transfer and commercial manufacturing agreement with our contract manufacturer in Italy delaying a €150,000 bonus fee payment which was originally due on December 31, 2015 to March 31, 2016. On April 4, 2016, the Company further amended the payment date to June 30, 2016.

The Company expenses the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of March 31, 2016 and December 31, 2015, the amortized costs exceeded amounts paid by $170,850 and $110,141, respectively, which are included in accrued manufacturing costs in accrued liabilities in the Company’s balance sheet.

Debt Obligations

See Note 7—Debt and Warrants.

Contingencies

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

7. Debt and Warrants

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

In connection with the Notes, the Company issued to the noteholders warrants, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the “Warrants”). The Warrants have a $2.53 exercise price, are fully exercisable from the initial date of the first equity round of financing, and have a five-year term subsequent to that date.

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, the Company amortized $18,183, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, the Company amortized $10,514 of the discount, which has also been recorded as interest expense.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized $60,548 of this discount during the three months ended March 31, 2015. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, the Company amortized $205,407 of the BCF which has also been recorded as interest expense.

2015 Convertible Notes

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

The Company’s remaining outstanding note of $150,000 is payable to Serious Change II LP at an effective simple interest rate of 12% per annum, and is due in full on July 31, 2016. The note is included in notes payable in the Company’s balance sheet. The Company has accrued interest of $20,367, which is included in accrued liabilities in the Company’s balance sheet. The note remains outstanding as Serious Change II LP elected not to convert the note as per the terms of the agreement.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1.0 million. At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet. In April 2015, Dechra purchased $1.0 million of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The Company amortized the entire BCF of $1.0 million by the end of May 2015 and recorded the amortized amounts as interest expense through that period.

As of March 31, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	March 31,	December 31,
	2016	2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	March 31,	March 31,
	2016	2015
Nominal interest	$4,488	$29,893
Amortization of debt discount	—	361,476
	$4,488	$391,369

At March 31, 2016 and December 31, 2015, interest payable on convertible notes payable was $80,487 and $75,999, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of the Company’s common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These were recognized as interest expense over the six-month term of the Bridge using the effective interest method.  The Company amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense.

The Company fully extinguished the debt in May of 2015.

Interest expense on the notes payable-bridge loans was as follows:

	March 31,	March 31,
	2016	2015
Nominal interest	$—	$57,178
Amortization of debt discount	—	305,272
Repayment premium	—	129,659
Debt issuance costs	—	49,555
	$—	$541,664

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

On April 21, 2016, the loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

As of March 31, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	March 31,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$6,013,753	$6,115,797
Unamortized note discount	(88,224)	(106,635)
Unamortized debt issuance costs	(176,474)	(206,235)
Net debt obligation	$5,749,055	$5,802,927

Current portion of long-term debt	$2,119,730	$1,707,899
Long-term debt, net of discount	3,629,325	$4,095,028
Total	$5,749,055	$5,802,927

Future principal payments under the long-term debt as of March 31, 2016 are as follows:

Years ending December 31 (except 2016 which is the nine months ending December 31)	Amount
2016 April through December	$1,653,760
2017	2,409,780
2018	1,757,720
Total future principal payments	$5,821,260
2018 end-of-term payment	$560,000
$6,381,260
Less: unaccreted end-of-term payment at March 31, 2016	$(367,507)
Debt and unpaid accrued end-of-term payment	$6,013,753

The obligation at March 31, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	March 31,	March 31,
	2016	2015
Nominal Interest	$148,626	$—
Amortization of debt discount	18,411	$—
Accretion of end-of-term payment	76,696	$—
Debt issuance costs	36,016
	$279,749	$—

At March 31, 2016 and December 31, 2015, interest payable on long-term debt was $49,626 and $51,150, respectively.

At the IPO, the Company’s outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

The Company’s warrant activity is summarized as follows:

	March 31,	March 31,
	2016	2015
Warrants outstanding January 1	748,872	494,267
Warrants issued	—	111,605
Warrants outstanding March 31	748,872	605,872

8. Redeemable Convertible Preferred Stock

In February, April and May of 2014, the Company issued 3,015,902 shares of convertible preferred stock in exchange for $6,777,338. The redemption value of the convertible preferred stock was $9.0 million. The differences between the respective redemption values/liquidation preference and carrying values are being accreted over the period from the date of issuance to the earliest possible redemption date, February 2017. The Company has recorded accretion of $177,297 for the three months ended March 31, 2015.

Costs incurred in connection with the issuance of Series A redeemable convertible preferred stock during the year ended December 31, 2014 were $119,097 which have been recorded as a reduction to the carrying amounts of convertible preferred stock and are being accreted to the carrying value of the applicable preferred stock to the redemption date. The Company has recorded accretion of $9,789 for the three months ended March 31, 2015.

On May 18, 2015, the Company completed its IPO. In connection with the IPO, the Company’s 3,015,902 outstanding shares of convertible preferred stock were automatically converted into 2,010,596 shares of common stock.

The Preferred Stock was classified outside of stockholders’ (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

9. Stockholders’ Equity

Common Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 50,000,000 shares of common stock $0.0001 par value. The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all shares (including Preferred Stock) entitled to vote.

As of March 31, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	March 31,	December 31,
	2016	2015
Options issued and outstanding	894,766	919,506
Options available for grant	269,331	106,833
RSUs issued and outstanding	20,789	55,536
Warrants issued and outstanding	748,872	748,872
Convertible notes	26,785	26,785
Total	1,960,543	1,857,532

Preferred Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at March 31, 2016 or December 31, 2015.

10. Stock Incentive Plans

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

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company’s common stock. The Company reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. The Company added 162,498 shares to the plan in accordance with the Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company’s common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire.

In July 2015, the Company amended the 2014 Plan reserving an additional 550,000 shares under the plan contingent upon approval by the Company’s stockholders at the next stockholders meeting, which is scheduled for June 14, 2016.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three months ended March 31, 2016:

				Weighted	Weighted Average
	Shares			Average	Remaining	Aggregate
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value
Combined Incentive Plan Balance—December 31, 2015	106,833	919,506	55,536	$3.87	8.81	$—

Q1 2016 2013 Equity Incentive Plan Activity:
Options Cancelled		(24,740)		$7.00
RSUs vested and released			(27,768)
RSUs Cancelled			(6,979)

Q1 2016 2014 Stock Incentive Plan Activity:
Additional shares authorized	162,498

Combined Incentive Plan Balance—March 31, 2016	269,331	894,766	20,789	$3.78	8.28
Options vested and exercisable—March 31, 2016		475,007		$3.95	8.35	$—
Options vested and expected to vest—March 31, 2016		729,357		$3.77	8.53	$—

No options were granted in the three months ended March 31, 2016 and 2015.

The number of options that vested in the three months ended March 31, 2016 and 2015 was 61,944 and 227,918, respectively.  The grant date fair value of options vested was $92,557 and $121,672 for the three months ended March 31, 2016 and 2015, respectively.

No options were exercised in the three months ended March 31, 2016 and 2015.  The intrinsic value is calculated as the difference between the market value as of December 31, 2015 and the weighted average exercise price of shares exercised.

The Company granted RSUs in 2014 and 2015 under the 2013 Equity Incentive Plan. The units granted vest upon the occurrence of both a liquidity event and satisfaction of the service-based requirement. The time-based vesting provides that 50% of the RSU will vest on January 1, 2016 and the remaining 50% vest on July 1, 2017. The Company began recording stock-based compensation expense relating to the RSU grants effective May 18, 2015, the date of the Company’s initial public offering, and the date the liquidity condition was met. The stock-based compensation expense is based on the grant date fair value which is the equivalent to the fair market value on the date of grant, and is amortized over the vesting period using the straight-line method, net of estimated forfeitures.  On January 1, 2016, the Company issued 17,546 shares of its common stock in exchange for 27,768 vested and released RSUs, net of 10,172 RSU shares used to pay withholding taxes.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended March 31, 2016 and 2015, and are included in the statements of operations and comprehensive loss as follows:

	March 31,	March 31,
	2016	2015
Research and development expense	$25,333	$17,664
Sales and marketing expense	8,681	—
General and administrative expense	69,528	34,953
Total	$103,542	$52,617

As of March 31, 2016, the Company had $510,192 of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted-average period of 1.85 years. As of March 31, 2016, the Company had $61,592 of unrecognized stock-based compensation expense for outstanding RSUs which is expected to be recognized over a weighted-average period of 1.25 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model. There were no grants to Company employees in the three months ended March 31, 2016 or 2015.

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model.  Although there were no grants to non-employees in the three months ended March 31, 2016 or 2015, the option granted on September 8, 2015 was revalued using the following assumptions:

	March 31,	March 31,
	2016	2015
Weighted-average volatility	78.51%	0%
Weighted-average expected term (years)	9.44	0
Risk-free interest rate	1.74%	0%
Expected dividend yield	—	—

11. Related Party Transactions

The Company is a majority-owned subsidiary of Napo. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding liabilities to Napo at March 31, 2016 and December 31, 2015 as follows:

	March 31,	December 31,
	2016	2015
Due to/(from) Napo	$(6,008)	$(6,008)
Royalty payable to Napo	3,462	2,809
License Fee payable to Napo	—	425,000
Total	$(2,546)	$421,801

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015
Net loss attributable to common shareholders	$(3,984,204)	$(4,124,469)
Shares used to compute net loss per common share, basic and diluted	9,307,354	2,874,330
Net loss per share attributable to common shareholders, basic and diluted	$(0.43)	$(1.43)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include stock options, convertible preferred stock and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended March 31, 2016 and 2015 because their inclusion would be anti-dilutive:

	March 31,	March 31,
	2016	2015
Convertible preferred stock	—	2,010,596
Options	894,766	563,770
Warrants to purchase common stock	748,872	605,873
Restricted stock units	20,789	54,052
Total	1,664,427	3,234,291

13. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2016.

14. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through May 10, 2016, the date these financial statements were issued.

Long-term Debt

As more fully described in Note 7, on April 21, 2016, the loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for the treatment of various forms of diarrhea in dogs. We achieved statistically significant results in a canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo, with 91% of the Canalevia-treated dogs achieving a formed stool during the study versus 50% of the placebo-treated dogs. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. Jaguar has received Minor Use in a Major Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs, which provides an opportunity to shorten the timeframe to commercialization. We also completed submission of all required major technical sections for the conditional approval application for Canalevia for chemotherapy-induced diarrhea, or CID, in dogs, to the FDA for phased review. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Fulyzaq, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo Pharmaceuticals, Inc. (Napo), which was Jaguar’s parent company until May 13, 2015. Neonorm Calf and Neonorm Foal are our lead non-prescription products. The reception among users of Neonorm Foal, an anti-diarrheal product we launched for newborn horses early this year, has been overwhelmingly positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. SB-300 is Jaguar’s prescription drug product candidate for the treatment of gastrointestinal ulcers in horses. SB-300 is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves, and as of March 1, 2016, we have shipped $638,000 of the product to distributors. Canalevia and Neonorm are distinct products that are formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs.

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

In December 2015, we entered into an amendment to our technology transfer and commercial manufacturing agreement with our contract manufacturer in Italy delaying a €150,000 bonus fee payment which was originally due on December 31, 2015 to March 31, 2016. On April 4, 2016, the Company further amended the payment date to June 30, 2016.

In December 2015, we met benchmarks which reduced our restricted cash balance by $1.5 million from $4.5 million to $3.0 million as required by Hercules Technology Growth Capital, Inc., (“Hercules Technology”), pursuant to the Loan and Security Agreement dated August 18, 2015, between us, certain of our subsidiaries, the several banks and other financial institutions or entities from time to time party thereto as lenders and Hercules Technology.  Beginning March 2016, the restricted cash balance began to be reduced by amounts equal to principal payments on the debt.

In December 2015, we paid a license fee of $500,000 to Napo pursuant to the Amended and Restated License Agreement, dated August 6, 2014 as amended, between Napo and us.

In February 2016, we hired a Chief Veterinary Officer and entered into an employment agreement.

In February 8, 2016, we completed a secondary public offering of its common stock. In connection with this secondary public offering, we issued and sold 2,000,000 shares of common stock at a price to the public of $2.50 per share. As a result of the secondary public offering, the Company received $4.1 million in net proceeds, after deducting underwriting discounts and commissions of $373,000 and offering expenses of $497,000.

In April 2016, the Hercules Technology loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $4.0 million in the three months ended March 31, 2016 and 2015, and $16.6 million and $9.3 million for the years ended December 31, 2015 and 2014. As of March 31, 2016, we had total stockholders’ equity of $4.6 million and cash and cash equivalents of $7.2 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2016.

Revenue

We sell our primary commercial product Neonorm to distributors under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we have sufficient sales history and pipeline visibility, we will defer revenue and costs of distributor sales until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when we ship product to the distributor. We relieve inventory and recognize revenue typically upon shipment by the distributor to their customer. While we did not have revenue in the year ended December 31, 2014, we did recognize $258,381 in revenue for the year ended December 31, 2015, and $38,146 in the three months ended March 31, 2016.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Three-months Ended
	March 31,		Variance
	2016	2015	$	%
	(In thousands of $)
Revenue	$38	$62	$(24)	(38.7)%
Operating Expenses
Cost of revenue	18	34	(16)	(47.1)%
Research and development expense	1,752	1,423	329	23.1%
Sales and marketing expense	165	190	(25)	(13.2)%
General and administrative expense	1,788	1,094	694	63.4%
Total operating expenses	3,723	2,741	982	35.8%
Loss from operations	(3,685)	(2,679)	(1,006)	37.6%
Interest expense, net	(284)	(933)	649	(69.6)%
Other income	(15)	3	(18)	(600.0)%
Change in fair value of warrants	—	(329)	329	(100.0)%
Net loss and comprehensive loss	$(3,984)	$(3,938)	$(46)	1.2%

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended March 31, 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended March 31, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three-months Ended
	March 31,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$662	$403	$259	64.3%
Materials expense and tree planting	32	—	32	0.0%
Travel, other expenses	108	57	51	89.5%
Clinical and contract manufacturing	703	823	(120)	(14.6)%
Stock-based compensation	26	18	8	44.4%
Other	221	122	99	81.1%
Total	$1,752	$1,423	$329	23.1%

We plan to increase our research and development expense as we continue developing our drug candidates.

We increased Research and development expense $329,000 from $1.4 million in the three months ended March 31, 2015 to $1.7 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $259,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trails and contract manufacturing.

We also increased our reforestation efforts, resulting in increased expense of $32,000 in the three months ended March 31, 2016.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2016 and 2015 consisted of personnel costs, direct marketing, travel and consulting expenses.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended March 31, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three-months Ended
	March 31,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$685	$466	$219	47.0%
Accounting fees	121	202	(81)	(40.1)%
Third-party consulting fees and Napo service fees	122	50	72	144.0%
Legal fees	187	144	43	29.9%
Travel	105	78	27	34.6%
Stock-based compensation	70	35	35	100.0%
Rent and lease expense	101	—	101	0.0%
Public company expenses	98	—	98	0.0%
Other	300	119	181	152.1%
Total	$1,789	$1,094	$695	63.5%

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Our general and administrative expenses increased $695,000 from $1.1 million in the three months ended March 31, 2015 to $1.8 million for the same period in 2016. In 2015, we became a public company and added headcount that has resulted in increases of $219,000 in personnel expense, $35,000 in stock-based compensation expense, and $27,000 in travel expense. We incurred direct public company expenses of $98,000 in the three months ended March 31, 2016 primarily for public and investor relations expense, NASDAQ fees, printer fees for SEC filings, and board of directors expenses.  We controlled our professional services expenses, reducing our audit fees by $81,000, while limiting increases to legal fees and consulting services to 43,000 and 72,000, respectively.  Rent expense increased $62,000 to $101,000 as a result of our moving into new facilities to accommodate the added headcount (rent for office space in the three months ended March 31, 2015 was $39,000 and is included in the “other” category). Other expenses all other expenses, including insurance costs also increased as a result of becoming a public company in 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have an accumulated deficit of $29.7 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal quarter. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, and $4.0 million for the three months ended March 31, 2016. We expect to continue to incur additional losses through the end of fiscal year 2016 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $7.2 million as of March 31, 2016 compared to $7.7 million as of December 31, 2015. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  In 2016, we received net proceeds of $4.1 million upon the closing of our follow-on public offering, reflecting gross proceeds of $5.0 million (2.0 million shares at $2.50 per share) net of $373,000 of underwriting discounts and commissions and $497,000 of estimated offering expenses.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. fees of approximately €2.1 million under a memorandum of understanding relating to the establishment of our commercial API manufacturing arrangement in Italy. As of March 2016, we have paid €1.95 million of the €2.1 million and will remit the remaining €150,000 in June of 2016.

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

Cash Flows for three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table shows a summary of cash flows for the three months ended March 31, 2016 and 2015:

	Three-months Ended
	March 31,
	2016	2015
	(in thousands of $)
Total cash used in operations	$(4,528)	$(1,339)
Cash Flows from Financing Activities	93	—
Total Cash Provided by Financing Activities	3,951	1,240
	$(483)	$(99)

Cash Used in Operating Activities

During the three months ended March 31, 2016, cash used in operating activities resulted from our net loss of $4.0 million, offset by non-cash accretion of debt discounts and debt issuance costs of $131,000, stock-based compensation of $104,000, depreciation expense of $8,000, net of changes in operating assets and liabilities of $786,000.

During the three months ended March 31, 2015 cash used in operating activities was the result of our net loss of $4.0 million, offset by non-cash accretion of debt discounts and debt issuance costs of $846,000 and non-cash revaluation of warrant liability of $329,000, net of changes in operating assets and liabilities of $1.4 million.

Cash Provided by Investing Activities

During the three months ended March 31, 2016, cash provided by investing activities primarily consisted of $179,000 of a release  of restricted cash that resulted from principal payments on our long-term debt, net of $86,000 in purchases of property and equipment,

Cash Provided by Financing Activities

During the three months ended March 31, 2016, cash provided by financing activities primarily consisted $4.1 million in net cash received in our secondary public offering, net of commissions and certain deferred offering costs, offset by a $179,000 repayment of principal related to our long-term debt.

During the three months ended March 31, 2015, cash provided by financing activities primarily consisted of $250,000 gross proceeds from the issuance of convertible promissory notes and warrants to purchase common stock and a $1.0 million loan advance for a non-binding letter of intent.

Description of Indebtedness

Standby Lines of Credit, Convertible Notes and Warrant Issuances

Convertible Notes and Warrants

2013 Convertible Notes

From July through September 2013, we issued four convertible promissory notes (collectively the “Notes”) for gross aggregate proceeds of $525,000 to various third-party lenders. The Notes bore interest at 8% per annum. The Notes automatically matured and the entire outstanding principal amount, together with accrued interest, was due and payable in cash at the earlier of July 8, 2015 (the “Maturity Date”) or ten business days after the date of consummation of the initial closing of a first equity round of financing. We consummated a first equity round of financing prior to the Maturity Date with a pre-money valuation of greater than $3.0 million, and, accordingly, principal and accrued interest was converted into shares of common stock at 75% of the purchase price paid by such equity investors. These notes were all converted to common stock in February 2014 upon the issuance of the convertible preferred stock. In February 2014, in connection with the first equity round of financing and issuance of the Series A convertible preferred stock, the noteholders exercised their option to convert their Notes into 207,664 shares of common stock and accrued interest was paid in cash to the noteholders. The accreted interest expense related to the discount on the Notes was $1,443 for the period from January 1, 2014 to the conversion date of the Notes. Upon conversion, the entire remaining debt discount of $4,071 was recorded as interest expense.

In connection with the Notes, we issued to the noteholders warrants, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the “Warrants”). The Warrants have a $2.53 exercise price, are fully exercisable from the initial date of the first equity round of financing, and have a five-year term subsequent to that date.

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, we amortized $18,183, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, we issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, we amortized $10,514 of the discount, which has also been recorded as interest expense.

In connection with the Transfer Agreement (Note 7) we issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840, was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of our IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued the lenders a fully vested warrant to purchase shares of our common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. We amortized $60,548 of this discount during the three months ended March 31, 2015. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three months ended March 31, 2015, we amortized $205,407 of the BCF which has also been recorded as interest expense.

2015 Convertible Notes

In February 2015, we issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

Our remaining outstanding note of $150,000 is payable to Serious Change II LP at an effective simple interest rate of 12% per annum, and is due in full on July 31, 2016. The note is included in notes payable in the balance sheet. We accrued interest of $20,367, which is included in accrued liabilities in the Company’s balance sheet. The note remains outstanding as Serious Change II LP elected not to convert the note as per the terms of the agreement.

In March 2015, we entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid us $1.0 million. At March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, Dechra purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of the Company’s common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. We amortized the entire BCF of $1.0 million by the end of May 2015 and recorded the amortized amounts as interest expense through that period.

As of March 31, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	March 31,	December 31,
	2016	2015
Notes Payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	March 31,	March 31,
	2016	2015
Nominal Interest	$4,488	$29,893
Amortization of debt discount	—	361,476
Repayment premium	—	—
Deferred financing costs	—	—
	$4,488	$391,369

At March 31, 2016 and December 31, 2015, interest payable on convertible notes payable was $80,487 and $75,999, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, we entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). We received proceeds net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase that number of shares of our common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These are being recognized as interest expense over the six-month term of the Bridge using the effective interest method. We amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense.

We fully extinguished the debt in May of 2015.

Interest expense on the notes payable-bridge loans was as follows:

	March 31,	March 31,
	2016	2015
Nominal Interest	$—	$57,178
Amortization of debt discount	—	305,272
Repayment premium	—	129,659
Deferred financing costs	—	49,555
	$—	$541,664

Standby Line of Credit

In August 2014, we entered into a standby line of credit with an accredited investor for up to $1.0 million pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, we issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016. The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there have been no drawdowns under the facility.

Long-term Debt

In August 2015, we entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement requires us to maintain $4.5 million of the proceeds in cash, which may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon payment of $560,000 on August 1, 2018. This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. We received proceeds net of a $134,433 debt discount under the terms of the loan agreement. This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement. Under the agreement, we are entitled to prepay principal and accrued interest upon five days prior notice to the lender. In the event of prepayment, we are  obligated to pay a prepayment charge. If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as we are required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b) after such time as we are no longer required to maintain a minimum cash balance, 3% of the amount being prepaid. If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

On April 21, 2016, the loan and security was amended upon which we repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

As of March 31, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	March 31,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$6,013,753	$6,115,797
Unamortized note discount	(88,224)	(106,635)
Unamortized debt issuance costs	(176,474)	(206,235)
Net debt obligation	$5,749,055	$5,802,927

Current portion of long-term debt	$2,119,730	$1,707,899
Long-term debt, net of discount	3,629,325	$4,095,028
Total	$5,749,055	$5,802,927

Future principal payments under the long-term debt as of March 31, 2016 are as follows:

Years ending December 31 (except 2016 which is the nine months ending December 31)	Amount
2016 April through December	$1,653,760
2017	2,409,780
2018	1,757,720
Total future principal payments	$5,821,260
2018 end-of-term payment	$560,000
$6,381,260
Less: unaccreted end-of-term payment at March 31, 2016	$(367,507)
Debt and unpaid accrued end-of-term payment	$6,013,753

The obligation at March 31, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	March 31,	March 31,
	2016	2015
Nominal Interest	$148,626	$—
Amortization of debt discount	18,411	$—
Accretion of end-of-term payment	76,696	$—
Deferred financing costs	36,016
	$279,749	$—

At March 31, 2016 and December 31, 2015, interest payable on long-term debt was $49,626 and $51,150, respectively.

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

The Company expenses the total cost of a certain long-term manufacturing development contract ratably over the estimated life of the contract, or the total amount paid if greater.

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

Key Assumptions.  Our Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•                  Fair value of our common stock—Our common stock is valued by reference to the publicly-traded price of our common stock.

•                  Expected volatility—As we do not have any trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations for common stock values over a period equivalent to the expected term of our stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•                  Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. It is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term for each vesting tranche. We intend to continue to apply this process until a sufficient amount of historical exercise activity is available to be able to reliably estimate the expected term.

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

Classification of Securities

We apply the principles of ASC 480-10 “Distinguishing Liabilities From Equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity” to determine whether financial instruments such as warrants, contingently issuable shares and shares subject to repurchase should be classified as liabilities or equity and whether beneficial conversion features exist.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, we will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for us beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. We are currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on our Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. ASU 2015-03 will be effective for us beginning in its first quarter of 2016, however early adoption is permitted for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all periods presented. We adopted ASU 2015-03 on December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are condition or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017 and allows for prospective or retrospective application. We are evaluating this pronouncement and have not yet determined the impact it will have on our financial statements.

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
10.1

First Amendment to the Loan and Security Agreement and Waiver, dated as of April 21, 2016, by and among Jaguar Animal Health, Inc., Hercules Capital, Inc. and the lender party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed April 26, 2016)

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

Date: May 10, 2016
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer