Form 10-Q
period 2016-06-30
Jaguar Animal Health, Inc.
filed 2016-08-15
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 15, 2016, there were 11,121,408 shares of common stock, par value $0.0001 per share, outstanding.

Page No.

PART I. — FINANCIAL INFORMATION (Unaudited)
Item 1. Condensed Unaudited Financial Statements
Condensed Balance Sheets as of June 30, 2016 and December 31, 2015	2
Condensed Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2016 and 2015	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2014 through June 30, 2016	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42
PART II. — OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	43
SIGNATURE	44

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$3,875,044	$7,697,531
Accounts receivable	19,112	55,867
Due from former parent	—	3,199
Inventory	276,624	229,871
Deferred offering costs	—	143,231
Prepaid expenses	850,230	324,083
Total current assets	5,021,010	8,453,782
Property and equipment, net	916,007	829,232
Restricted cash	1,144,297	3,000,000
Other assets	122,163	122,163
Total assets	$7,203,477	$12,405,177

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$413,816	$574,462
License fee payable to former parent	—	425,000
Deferred revenue	262,666	251,936
Convertible notes payable	150,000	150,000
Accrued expenses	653,744	798,434
Current portion of long-term debt	1,465,713	1,707,899
Total current liabilities	2,945,939	3,907,731
Long-term debt, net of discount	2,685,580	4,095,028
Deferred rent	6,642	3,321
Total liabilities	$5,638,161	$8,006,080

Commitments and Contingencies (See note 6)

Stockholders’ Equity:
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; 10,821,408 and 8,124,923 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	1,082	812
Additional paid-in capital	34,908,241	30,100,613
Accumulated deficit	(33,344,007)	(25,702,328)
Total stockholders’ equity	1,565,316	4,399,097
Total liabilities, convertible preferred stock and stockholders’ equity	$7,203,477	$12,405,177

(1) The condensed balance sheet at December 31, 2015 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2016.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$24,143	$63,142	$62,289	$125,529
Operating Expenses
Cost of revenue	8,641	16,957	27,009	51,255
Research and development expense	1,953,647	1,751,288	3,705,388	3,174,331
Sales and marketing expense	54,050	163,227	218,463	353,530
General and administrative expense	1,416,159	1,300,156	3,204,544	2,393,843
Total operating expenses	3,432,497	3,231,628	7,155,404	5,972,959
Loss from operations	(3,408,354)	(3,168,486)	(7,093,115)	(5,847,430)
Interest expense, net	(254,758)	(1,936,611)	(538,994)	(2,869,643)
Other income/(expense)	5,637	15,523	(9,570)	18,632
Change in fair value of warrants	—	(173,101)	—	(501,617)
Net loss and comprehensive loss	(3,657,475)	(5,262,675)	(7,641,679)	(9,200,058)
Accretion of redeemable convertible preferred stock	—	(159,288)	—	(346,374)
Net loss attributable to common stockholders	$(3,657,475)	$(5,421,963)	$(7,641,679)	$(9,546,432)
Net loss per share atributable to common stockholders, basic and diluted	$(0.35)	$(1.00)	$(0.78)	$(2.30)
Weighted-average common shares outstanding, basic and diluted	10,314,106	5,410,661	9,810,730	4,149,502

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Jaguar Animal Health, Inc.

Statement of Changes in Common Stock, Convertible Preferred Stock and Stocholders’ Equity (Deficit)

(Unaudited)

	Series A Convertible
	Preferred Stock		Common Stock
							Total
					Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity (Deficit)

Balances - December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Issuance of common stock in initial public offering, net of discounts and commissions of $1,209,802, offering costs of $2,897,825 and offering costs in the form of common stock warrants of $400,400	—	—	2,860,000	286	15,511,974	—	15,512,260
Warrant, issued in conjunction with the initial public offering	—	—	—	—	400,400	—	400,400
Conversion of preferred stock into common stock upon initial public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288
Conversion of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	1,150,985	—	1,150,985
Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000
Stock-based compensation	—	—	—	—	992,165	—	992,165
Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521
Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)
Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Issuance of common stock upon exercise of stock options	—	—	5,000	—	12,650	—	12,650
Net and comprehensive loss	—	—	—	—	—	(16,291,550)	(16,291,550)
Balances - December 31, 2015	—	$0	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097
Issuance of common stock in a secondary public offering ,net of discounts and commissions of $373,011 and offering costs of $496,887.	—	—	2,000,000	200	4,129,902		4,130,102
Issuance of common stock in a private investment in public entities offering, net of offering costs of $51,268.			678,889	68	448,664		448,732
Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)		—
Stock-based compensation	—	—	—	—	229,064		229,064
Net and comprehensive loss	—	—	—	—	—	(7,641,679)	(7,641,679)

Balances - June 30, 2016	—	$0	10,821,408	$1,082	$34,908,241	$(33,344,007)	$1,565,316

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(7,641,679)	$(9,200,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,432	—
Materials cost in connection with license activity	—	6,287
Stock-based compensation	229,064	627,847
Amortization of debt issuance costs and debt discount	269,019	2,506,498
Change in fair value of warrants	—	501,617
Changes in assets and liabilities
Accounts receivable - trade	36,755	(29,387)
Inventory	(46,753)	(108,695)
Prepaid expenses	(526,147)	(124,944)
Other long-term assets	—	(122,163)
Due from parent	3,199	(21,815)
Deferred revenue	10,730	349,791
Deferred rent	3,321	—
License fee payable	(425,000)	(175,000)
Accounts payable	(115,306)	(370,984)
Accrued expenses	(117,690)	(869,580)
Total cash used in operations	(8,303,055)	(7,030,586)
Cash Flows from Investing Activities
Purchase of equipment	(98,266)	—
Change in restricted cash	1,855,703	—
Total cash provided by investing activities	1,757,437	—
Cash Flows from Financing Activities
Repayment of long-term debt	(1,855,703)	—
Proceeds from issuance of redeemable convertible notes payable, net	—	1,250,000
Repayment of convertible notes payable	—	(100,000)
Repayment of notes payable	—	(1,000,000)
Proceeds from issuance of common stock in initial public offering, net of commissions and discounts	—	18,810,484
Deferred offering costs	—	(396,012)
Proceeds from issuance of common stock in a follow-on secondary offering, net of commissions and discounts	4,130,102	—
Proceeds from issuance of common stock in a private investment in public entities, net of offering costs	448,732	—
Total cash provided by financing activities	2,723,131	18,564,472
Net increase (decrease) in cash and cash equivalents	(3,822,487)	11,533,886
Cash and cash equivalents, beginning of period	7,697,531	845,192
Cash and cash equivalents, end of period	$3,875,044	$12,379,078
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$277,959	$—
Offering costs not paid during the six months	$—	$1,401,253
Warrants issued in connection with convertible notes payable	$—	$47,479
Accretion of redeemable convertible preferred stock	$—	$346,374
Abatement of license fee payable to Napo	$—	$250,000
Conversion of convertible preferred stock to common stock	$—	$7,651,288
Conversion of preferred stock warrant liability to common stock warrants	$—	$1,150,985
Conversion of convertible notes to common stock	$—	$2,100,000
Fixed assets in accounts payable	$5,941	$—
Offering costs in accounts payable	$(116,231)	$—
Offering costs in accrued liabilities	$(27,000)	$—

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

On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the “Service Agreement”) with Napo, under which Napo agreed to provide the Company with the services of certain Napo employees for research and development and the general administrative functions of the Company. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. See Note 9 for additional information regarding the capital contributions and Note 4 for the Service Agreement and license agreement details.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $33,344,007 as of June 30, 2016. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “Common Stock Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement.  Upon execution of the Common Stock Purchase Agreement, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000  and offering expenses of $51,268.   In consideration for entering into the Common Stock Purchase Agreement, the Company issued 456,667 shares of its common stock to the investor.  Concurrently with entering into the Common Stock Purchase Agreement, the Company also entered into a registration rights agreement with the investor (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to the investor under the Common Stock Purchase Agreement.  On June 22, 2016, the Company filed a registration statement on Form S-1 (File No. 333-212173) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on July 8, 2016.

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

Concentration of Credit Risk and Cash and Cash Equivalents

The financial instrument that potentially subjects the Company to a concentration of credit risk is that is held at a financial institution of high credit standing. Cash is generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Therefore, the Company is exposed to credit risk in the event that the balances exceed FDIC insurance limits. The carrying value of cash approximates fair value at June 30, 2016 and December 31, 2015.

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

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million.  On March 1, 2016, the restricted cash balance was further reduced by a $178,740 principal loan payment, resulting in a restricted cash balance of $2,821,260 at March 31, 2016.  On April 1, 2016, the restricted cash balance was further reduced by a $176,963 principal loan payment.  On April 21, 2016, the loan and security agreement was amended upon which the Company repaid $1.5 million of the debt out of restricted cash resulting in a restricted cash balance of $1,144,297 at June 30, 2016. The amendment modified the repayment amortization schedule providing a four-month period of interest-only payments for the period from May through August 2016.

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

Property and Equipment

Equipment is stated at cost, less accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over the estimated useful lives of 3 to 10 years.

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

Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2016.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

Sales to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors are recognized and included in deferred revenue when shipped to the distributor. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had revenues of $24,143 and $62,289 for the three and six months ended June 30, 2016, and $63,142 and $125,529 for the three and six months ended June 30, 2015.

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

The fair value of stock awards is based on the quoted price of our common stock on the grant date.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the three and six months ended June 30, 2016 and 2015 there was no difference between net loss and comprehensive loss.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2016 and 2015.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718)”, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. The Company implemented this guidance for all interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

The following table presents information about the Company’s liability that is measured at fair value on a recurring basis as of June 30, 2016 and 2015 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016 Warrant Liability	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
As of June 30, 2015 Warrant Liability	$—	$—	$—	$—

The change in the estimated fair value of the warrant liability is summarized below:

	Beginning Value of Warrant Liability	Issuance of Common Stock Warrants	Change in Fair Value of Level 3 Liability	Conversion into Additional Paid-in Capital	Ending Fair Value of Level 3 Liability
For the six months ended June 30, 2016	—	—	—	—	—

For the six months ended June 30, 2015	$601,889	$47,479	$501,617	(1,150,985)	$—

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the six months ended June 30, 2015.

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2016.

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed. The Company incurred $191 and $844 in royalties for the three and six months ended June 30, 2016 and $36,163 and $38,746 for the three and six months ended June 30, 2015, which is included in sales and marketing expense in the Company’s statement of operations and comprehensive loss. The Company’s unpaid royalties total $0 and $2,810 at June 30, 2016 and December 31, 2015, respectively, which is included in accrued liabilities in the Company’s balance sheet.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company’s balance sheet at June 30, 2016 and December 31, 2015 at the cost paid by Napo, which approximates fair value. Some of the equipment was placed into service in November of 2015, and the Company has booked $6,568 and $13,136 in depreciation expense for the three and six months ended June 30, 2016, which is included in research and development expense in the Company’s statement of operations and comprehensive loss.

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

In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. In 2015, payments totalling $1.2 million were made, and the balance of $425,000 was paid in March of 2016.  The License Fee Payable of $0 and $425,000 is included in the Company’s balance sheet at June 30, 2016 and December 31, 2015, respectively. Additionally, the terms of the License Agreement were amended to require the mutual agreement of the parties for payment of the license fee to be remitted in the form of the Company’s common stock. The Company may also, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements.

5. Balance Sheet Components

Property and Equipment

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Lab equipment	811,087	811,087
Clinical equipment	64,870	23,300
Software	5,223	—
Work in-process	57,414	—
Total property and equipment at cost	938,594	834,387
Accumulated depreciation	(22,587)	(5,155)
Property and equipment, net	916,007	829,232

Depreciation expense for the three and six month periods ended June 30, 2016 and 2015 was as follows:

	Three months ended		Six months ended
	June 30,		June30,
	2016	2015	2016	2015
Depreciation - Lab Equipment - research and developoment expense	6,568	—	13,136	—
Depreciation - Clinical Equipment - research and development expense	2,551	—	3,716	—
Depreciation - Software - general and administrative expense	435	—	580	—
Total Depreciation Expense	9,554	—	17,432	—

Accrued Expenses

Accrued expenses at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
Accrued compensation and related:
Accrued vacation	200,878	187,734
Accrued payroll	—	80,692
Accrued payroll tax	15,367	43,702
	216,245	312,128
Accrued interest	119,165	127,149
Accrued contract manufacturing costs	165,480	110,141
Accrued clinical	133,375	166,750
Accrued other	19,479	82,266
Total	653,744	798,434

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

Future minimum lease payments under non-cancelable operating leases as of June 30, 2016 are as follows:

Years ending December 31,	Amount
2016 - July through December	180,242
2017	363,486
2018	245,327
Total minimum lease payments	789,055

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 and $180,556 for the three and six months ended June 30, 2016, which was included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

Since March 1, 2014, the date the Service Agreement terminated (Note 4), the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May of 2014. Effective June 1, 2014, the Company assumed the existing sublease from Napo. The term of the assumed sublease was from June 1, 2014 through June 30, 2015. Rent expense under the sub-lease was $34,799 and $69,598 for the three and six months ended June 30, 2015, which was included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

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

In December 2015, we entered into an amendment to our technology transfer and commercial manufacturing agreement with our contract manufacturer in Italy delaying a €150,000 bonus fee payment which was originally due on December 31, 2015 to March 31, 2016. On April 4, 2016, the Company further amended the payment date to June 30, 2016.  The Company paid the final €150,000 bonus fee on July 15, 2016.  The liability at June 30, 2016 of US$165,480 is included in accrued liabilities on the Company’s balance sheet.

The Company expenses the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of June 30, 2016 and December 31, 2015, the amortized costs exceeded amounts paid by $170,850 and $110,141, respectively, which are included in accrued manufacturing costs in accrued liabilities in the Company’s balance sheet.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, the Company amortized $12,530 and $30,713, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, the Company amortized $7,243 and $17,757 of the discount, which has also been recorded as interest expense.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized $61,201 and $121,729 of this discount during the three and six months ended June 30, 2015. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was to be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, the Company amortized $207,690 and $413,098 of the BCF which has also been recorded as interest expense.

2015 Convertible Notes

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

The Company’s remaining outstanding note of $150,000 is payable to Serious Change II LP at an effective simple interest rate of 12% per annum, and is due in full on July 31, 2016 (the “Serious Change II Note”). The note is included in notes payable in the Company’s balance sheet. The Company has accrued interest of $24,855, which is included in accrued liabilities in the Company’s balance sheet. The note remains outstanding as Serious Change II LP elected not to convert the note as per the terms of the agreement.  On July 28, 2016, the Company entered into an amendment to delay the repayment of the principal and related interest under the Serious Change II Note from July 31, 2016 to October 31, 2016.

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

As of June 30, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	June 30,	December 31,
	2016	2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	June 30,	June 30,
	2016	2015
Nominal interest	$8,975	$61,545
Amortization of debt discount	—	1,898,540
Repayment premium	—	100,800
	$8,975	$2,060,885

At June 30, 2016 and December 31, 2015, interest payable on convertible notes payable was $84,974 and $75,999, respectively.

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

The Company fully extinguished the debt in May of 2015.

Interest expense on the notes payable-bridge loans was as follows:

	June 30,	June 30,
	2016	2015
Nominal interest	$—	$100,000
Amortization of debt discount	—	521,291
Repayment premium	—	86,667
Debt issuance costs	—	100,800
	$—	$808,758

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

As of June 30, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	June 30,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$4,406,121	$6,115,797
Unamortized note discount	(71,584)	(106,635)
Unamortized debt issuance costs	(183,244)	(206,235)
Net debt obligation	$4,151,293	$5,802,927

Current portion of long-term debt	$1,465,713	$1,707,899
Long-term debt, net of discount	2,685,580	$4,095,028
Total	$4,151,293	$5,802,927

Future principal payments under the long-term debt as of June 30, 2016 are as follows:

Years ending December 31 (except 2016 which is the six months ending December 31)	Amount
2016 July through December	$633,003
2017	2,032,048
2018	1,479,246
Total future principal payments	$4,144,297
2018 end-of-term payment	$560,000
$4,704,297
Less: unaccreted end-of-term payment at June 30, 2016	$(298,176)
Debt and unpaid accrued end-of-term payment	$4,406,121

The obligation at June 30, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Nominal interest	$112,374	$—	$261,000	$—
Amortization of debt discount	16,640	—	35,051	—
Accretion of end-of-term payment	69,331	—	146,027	—
Debt issuance costs	51,924	—	87,940	—
	$250,269	$—	$530,018	$—

At June 30, 2016 and December 31, 2015, interest payable on long-term debt was $34,190 and $51,150, respectively.

At the IPO, the Company’s outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

The Company’s warrant activity is summarized as follows:

	June 30,	June 30,
	2016	2015
Warrants outstanding January 1	748,872	494,267
Warrants issued	—	254,605
Warrants outstanding June 30	748,872	748,872

8.  Redeemable Convertible Preferred Stock

In February, April and May of 2014, the Company issued 3,015,902 shares of convertible preferred stock in exchange for $6,777,338. The redemption value of the convertible preferred stock was $9.0 million. The differences between the respective redemption values/liquidation preference and carrying values are being accreted over the period from the date of issuance to the earliest possible redemption date, February 2017. The Company has recorded accretion of $85,763 and $263,060 for the three and six months ended June 30, 2015.

Costs incurred in connection with the issuance of Series A redeemable convertible preferred stock during the year ended December 31, 2014 were $119,097 which have been recorded as a reduction to the carrying amounts of convertible preferred stock and are being accreted to the carrying value of the applicable preferred stock to the redemption date. The Company has recorded accretion of $73,525 and $83,334 for the three and six months ended June 30, 2015.

On May 18, 2015, the Company completed its IPO. In connection with the IPO, the Company’s 3,015,902 outstanding shares of convertible preferred stock were automatically converted into 2,010,596 shares of common stock.

The Convertible Preferred Stock was classified outside of stockholders’ (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

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

As of June 30, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2016	2015
Options issued and outstanding	1,464,265	919,506
Options available for grant	1,146,943	106,833
RSUs issued and outstanding	20,789	55,536
Warrants issued and outstanding	748,872	748,872
Convertible notes	26,785	26,785
Total	3,407,654	1,857,532

Preferred Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at June 30, 2016 or December 31, 2015.

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

In July 2015, the Company amended the 2014 Plan reserving an additional 550,000 shares under the plan contingent upon approval by the Company’s stockholders at the June 2016 annual stockholders meeting.  In June 2016, the Company amended the 2014 Plan once again, modifying the increase from 550,000 shares to 1,550,000 shares, which was approved at the annual stockholders meeting.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the six months ended June 30, 2016:

				Weighted	Weighted Average
	Shares			Average	Remaining	Aggregate
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value
Combined Incentive Plan Balance—December 31, 2015	106,833	919,506	55,536	$3.87	8.81	$—

Q1 2016 2013 Equity Incentive Plan Activity:
Options Cancelled		(24,740)		$7.00
RSUs vested and released			(27,768)
RSUs Cancelled			(6,979)
Q2 2016 2013 Equity Incentive Plan Activity:
Options Cancelled		(102,889)		$3.52

Q1 2016 2014 Stock Incentive Plan Activity:
Additional shares authorized	162,498
Q2 2016 2014 Stock Incentive Plan Activity:
Additional shares authorized	1,550,000
Options granted	(692,388)	692,388		$3.30
Options cancelled	20,000	(20,000)		$1.58

Combined Incentive Plan Balance—June 30, 2016	1,146,943	1,464,265	20,789	$3.61	8.81
Options vested and exercisable—June 30, 2016		574,690		$4.05	6.49	$—
Options vested and expected to vest—June 30, 2016		1,164,273		$3.63	8.79	$—

The weighted average fair value of options granted to purchase common stock $1.04 and $3.65 for the six months ended June 30, 2016 and 2015, respectively.

The number of options that vested in the six months ended June 30, 2016 and 2015 was 242,239 and 291,786, respectively.  The grant date fair value of options vested was $283,219 and $160,736 for the six months ended June 30, 2016 and 2015, respectively.

No options were exercised in the six months ended June 30, 2016 and 2015.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended June 30, 2016 and 2015, and are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development expense	$37,284	$328,555	$62,617	$346,219
Sales and marketing expense	—	34,829	8,681	34,829
General and administrative expense	88,238	211,846	157,766	246,799
Total	$125,522	$575,230	$229,064	$627,847

As of June 30, 2016, the Company had $852,837 of unrecognized stock-based compensation expense for options outstanding, which is expected to be recognized over a weighted-average period of 2.05 years. As of June 30, 2016, the Company had $61,592 of unrecognized stock-based compensation expense for outstanding RSUs which is expected to be recognized over a weighted-average period of one year.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model based on the following assumptions:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2016
Weighted-average volatility	66.25-69.14%	55.43-59.05%	66.25-69.14%	55.43-59.05%
Weighted-average expected term (years)	5.67-5.82	5.15-5.77	5.67-5.82	5.15-5.77
Risk-free interest rate	1.36-1.49%	1.60-1.76%	1.36-1.49%	1.60-1.76%
Expected dividend yield	—	—	—	—

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model.  The options granted on September 8, 2015 were revalued using the following assumptions:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2016
Weighted-average volatility	78.30-80.04%	—	78.30-80.04%	—
Weighted-average expected term (years)	9.19-9.25	—	9.19-9.44	—
Risk-free interest rate	1.44-1.66%	—	1.44-1.74%	—
Expected dividend yield	—	—	—	—

11. Related Party Transactions

The Company was a majority-owned subsidiary of Napo. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding liabilities to Napo at June 30, 2016 and December 31, 2015 as follows:

	June 30,	December 31,
	2016	2015
Due to/(from) Napo	$—	$(6,008)
Royalty payable to Napo	—	2,809
License fee payable to Napo	—	425,000
Total	$—	$421,801

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to common shareholders	$(3,657,475)	$(5,421,963)	$(7,641,679)	$(9,546,432)
Shares used to compute net loss per common share, basic and diluted	10,314,106	5,410,661	9,810,730	4,149,502
Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(1.00)	$(0.78)	$(2.30)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 because their inclusion would be anti-dilutive:

	June 30,	June 30,
	2016	2015
Options	1,464,265	815,284
Warrants to purchase common stock	748,872	748,872
Restricted stock units	20,789	55,536
Total	2,233,926	1,619,692

13. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2016.

14. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through August 15, 2016, the date these financial statements were issued.

Common Stock Purchase Agreement

On July 14, 2016, pursuant to the Common Stock Purchase Agreement, the Company sold an additional 100,000 shares of the Company’s common stock in exchange for $183,670 of cash proceeds.

On July 25, 2016, pursuant to the Common Stock Purchase Agreement, the Company sold an additional 100,000 shares of the Company’s common stock in exchange for $177,000 of cash proceeds.

On August 9, 2016, pursuant to the Common Stock Purchase Agreement, the Company sold an additional 100,000 shares of the Company’s common stock in exchange for $146,690 of cash proceeds.

Convertible Notes Payable

In conjunction with the $150,000 2015 convertible note payable to Serious Change II LP, the Company entered into an amendment to delay the repayment of the debt and related interest originally due on July 31, 2016 to October 31, 2016.

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

The discussion and analysis below includes certain forward-looking statements related to our research and development and commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, if needed, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described in our Annual Report on Form 10-K, that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise forward-looking statements.

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for the treatment of various forms of diarrhea in dogs. We achieved statistically significant results in a canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo, with 91% of the Canalevia-treated dogs achieving a formed stool during the study versus 50% of the placebo-treated dogs. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. Jaguar has received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Fulyzaq, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo Pharmaceuticals, Inc. (Napo), which was Jaguar’s parent company until May 13, 2015. Neonorm Calf and Neonorm Foal are our lead non-prescription products. The reception among users of Neonorm Foal, an anti-diarrheal product we launched for newborn horses early this year, as well as in calves, has been quite positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. SB-300 is Jaguar’s prescription drug product candidate for the treatment of gastrointestinal ulcers in horses. SB-300 is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves, and as of March 1, 2016, we have shipped $638,000 of the product to distributors. Canalevia and Neonorm are distinct products that are formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs. We recently released data from two studies conducted by a Chinese investigator showing remarkable resolution of diarrhea and cure of piglets afflicted with diarrhea and treated with Neonorm powder administered in water.  We have entered into a term sheet with a potential business partner in China for exclusive distribution of Neonorm powder for dairy calves and pigs in China.

Since inception, we have been primarily focused on designing and conducting studies of Canalevia to treat diarrhea in dogs and for Neonorm to improve gut health and normalize stool formation in preweaned dairy calves and foals. We are also focused on developing a full suite of equine products to support and improve gastrointestinal health in foals and adult horses. Gastrointestinal conditions such as acute diarrhea, ulcers and diarrhea associated with acute colitis can be extremely debilitating for horses, and present a significant economic and emotional burden for veterinarians and owners around the world. A portion of our activities has also been focused on other efforts associated with being a recently formed company, including securing necessary intellectual property, recruiting management and key employees and financing activities.

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

On February 8, 2016, we completed a secondary public offering of its common stock. In connection with this secondary public offering, we issued and sold 2,000,000 shares of common stock at a price to the public of $2.50 per share. As a result of the secondary public offering, the Company received $4.1 million in net proceeds, after deducting underwriting discounts and commissions of $373,000 and offering expenses of $497,000.

In April 2016, the Loan and Security Agreement dated August 18, 2015, between us, certain of our subsidiaries, the several banks and other financial institutions or entities from time to time party thereto as lenders and Hercules Technology Growth Capital, Inc., (“Hercules Technology”) was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

In June 2016, we entered into a common stock purchase agreement with a private investor (the “Common Stock Purchase Agreement”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million in our common stock over the approximately 30-month term of the agreement.  Upon execution of the Common Stock Purchase Agreement, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000  and offering expenses of $51,268.   In consideration for entering into the Common Stock Purchase Agreement, we issued 456,667 shares of our common stock to the investor.  Concurrently with entering into the Common Stock Purchase Agreement, we also entered into a registration rights agreement with the investor (the “Registration Rights Agreement”), in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that have been and may be issued to the investor under the Common Stock Purchase Agreement.  On June 22, 2016, we filed a registration statement on Form S-1 (File No. 333-212173) pursuant to the terms of the Registration Agreement, which registration statement was declared effective on July 8, 2016.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $7.6 million in the six months ended June 30, 2016 and 2015, and $16.6 million and $9.3 million for the years ended December 31, 2015 and 2014. As of June 30, 2016, we had total stockholders’ equity of $1.6 million and cash and cash equivalents of $3.9 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2016.

Revenue

We sell our primary commercial product Neonorm to distributors under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we have sufficient sales history and pipeline visibility, we will defer revenue and costs of distributor sales until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when we ship product to the distributor. We relieve inventory and recognize revenue typically upon shipment by the distributor to their customer. While we did not have revenue in the year ended December 31, 2014, we did recognize $258,381 in revenue for the year ended December 31, 2015, and $62,289 in the six months ended June 30, 2016.

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

Interest Expense

Interest expense consists primarily of interest on convertible promissory notes, the standby bridge financing commitment and the loan and security agreement (long-term debt arrangement). It also includes interest expense and the amortization of a beneficial conversion feature related to convertible promissory notes issued in June and December 2014.

Results of Operations

Comparison of the six months ended June 30, 2016 and 2015

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Six months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Revenue	$62	$125	$(63)	(50.4)%
Operating Expenses
Cost of revenue	27	51	(24)	(47.1)%
Research and development expense	3,705	3,174	531	16.7%
Sales and marketing expense	218	354	(136)	(38.4)%
General and administrative expense	3,205	2,394	811	33.9%
Total operating expenses	7,155	5,973	1,182	19.8%
Loss from operations	(7,093)	(5,848)	(1,245)	21.3%
Interest expense, net	(539)	(2,870)	2,331	(81.2)%
Other income	(10)	19	(29)	(152.6)%
Change in fair value of warrants	—	(501)	501	(100.0)%
Net loss and comprehensive loss	$(7,642)	$(9,200)	$1,558	(16.9)%

Revenue and Cost of Revenue

Revenue and related cost of revenue for the six months ended June 30, 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.  We experienced a reduction in unit sales in the six months ended June 30, 2016 compared to the same period in 2015 resulting in the decrease in revenue.  The decrease in cost of revenue was consistent with the decrease in revenue.  We are increasing our efforts to promote sales growth.

Research and Development Expense

The following table presents the components of research and development expense for the six months ended June 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Six months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$1,426	$835	$591	70.8%
Materials expense and tree planting	46	—	46	0.0%
Travel, other expenses	223	114	109	95.6%
Clinical and contract manufacturing	1,323	1,670	(347)	(20.8)%
Stock-based compensation	63	346	(283)	(81.8)%
Other	624	209	415	198.6%
Total	$3,705	$3,174	$531	16.7%

We plan to increase our research and development expense as we continue developing our drug candidates.

We increased Research and development expense $531,000 from $3.2 million in the six months ended June 30, 2015 to $3.7 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $591,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trails and contract manufacturing.  Stock-based compensation decreased $283,000 from $346,000 in the six months ended June 30, 2015 to $63,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock.  Other expenses increased $415,000 from $209,000 in the six months ended June 30, 2015 to $624,000 in the same period in 2016 primarily due to a $376,000 increase in consulting expenses from $11,000 in the six months ended June 30, 2015 to $387,000 in the same period in 2016. We are using outside consultants primarily in clinical development.

We also continued our reforestation efforts, resulting in increased expense of $46,000 in the six months ended June 30, 2016.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

Sales and marketing expense decreased $136,000 from $354,000 in the six months ended June 30, 2015 to $218,000 in the same period in 2016 primarily due to a decrease in headcount.  Sales and marketing expenses consist of personnel costs, direct marketing, travel and consulting expenses.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the six months ended June 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Six months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$1,269	$995	$274	27.5%
Accounting fees	169	267	(98)	(36.7)%
Third-party consulting fees and Napo service fees	154	71	83	116.9%
Legal fees	383	307	76	24.8%
Travel	181	186	(5)	(2.7)%
Stock-based compensation	158	247	(89)	(36.0)%
Rent and lease expense	213	—	213	0.0%
Public company expenses	186	—	186	0.0%
Other	492	321	171	53.3%
Total	$3,205	$2,394	$811	33.9%

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Our general and administrative expenses increased $811,000 from $2.4 million in the six months ended June 30, 2015 to $3.1 million for the same period in 2016. In 2015, we became a public company and added headcount that has resulted in increases of $274,000 in personnel expense. Stock-based compensation decreased $89,000 from $247,000 in the six months ended June 30, 2015 to $158,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock.  We incurred direct public company expenses of $186,000 in the six months ended June 30, 2016 primarily for public and investor relations expense, NASDAQ fees, printer fees for SEC filings, and board of directors expenses.  We controlled our professional services expenses, reducing our audit fees by $98,000, while limiting increases to legal fees and consulting services to $76,000 and $83,000, respectively.  Rent expense increased $139,000 to $213,000 as a result of our moving into new facilities to accommodate the added headcount (rent for office space in the three months ended June 30, 2015 was $74,000 and is included in the “other” category). Other expenses all other expenses, including insurance costs also increased as a result of becoming a public company in 2015.

Comparison of the three months ended June 30, 2016 and 2015

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Revenue	$24	$63	$(39)	(62)%
Operating Expenses
Cost of revenue	9	17	(8)	(47.1)%
Research and development expense	1,953	1,751	202	11.5%
Sales and marketing expense	53	164	(111)	(67.7)%
General and administrative expense	1,417	1,300	117	9.0%
Total operating expenses	3,432	3,232	200	6.2%
Loss from operations	(3,408)	(3,169)	(239)	7.5%
Interest expense, net	(255)	(1,937)	1,682	(86.8)%
Other income	5	16	(11)	(68.8)%
Change in fair value of warrants	—	(172)	172	(100.0)%
Net loss and comprehensive loss	$(3,658)	$(5,262)	$1,604	(30.5)%

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended June 30, 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.  We experienced a reduction in unit sales in the three months ended June 30, 2016 compared to the same period in 2015 resulting in the decrease in revenue.  The decrease in cost of revenue was consistent with the decrease in revenue.  We are increasing our efforts to promote sales growth.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended June 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$764	$432	$332	76.9%
Materials expense and tree planting	14	—	14	0.0%
Travel, other expenses	115	57	58	101.8%
Clinical and contract manufacturing	620	847	(227)	(26.8)%
Stock-based compensation	37	328	(291)	(88.7)%
Other	403	87	316	363.2%
Total	$1,953	$1,751	$202	11.5%

We plan to increase our research and development expense as we continue developing our drug candidates.

We increased Research and development expense $202,000 from $1.8 million in the three months ended June 30, 2015 to $2.0 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $332,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trails and contract manufacturing.  Stock-based compensation decreased $291,000 from $328,000 in the three months ended June 30, 2015 to $37,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock.  Other expenses increased $316,000 from $87,000 in the three months ended June 30, 2015 to $403,000 in the same period in 2016 primarily due to a $210,000 increase in consulting expenses from $4,000 in the three months ended June 30, 2015 to $214,000 in the same period in 2016, and a $133,000 increase in product formulation expense from $0 in the three months ended June 30, 2015 to $133,000 in the same period in 2016.  We are using outside consultants primarily in clinical development.

We also continued our reforestation efforts, resulting in increased expense of $14,000 in the three months ended June 30, 2016.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

Sales and marketing expense decreased $111,000 from $164,000 in the three months ended June 30, 2015 to $53,000 in the same period in 2016 primarily due to the elimination of headcount in the second quarter of 2016.  Sales and marketing expenses consist of personnel costs, direct marketing, travel and consulting expenses.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended June 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,		Variance
	2016	2015	$	%
	(In thousands of $)
Personnel and related benefits	$584	$529	$55	10.4%
Accounting fees	47	65	(18)	(27.7)%
Third-party consulting fees and Napo service fees	33	21	12	57.1%
Legal fees	196	163	33	20.2%
Travel	76	108	(32)	(29.6)%
Stock-based compensation	88	212	(124)	(58.5)%
Rent and lease expense	112	—	112	0.0%
Public company expenses	89	—	89	0.0%
Other	192	202	(10)	(5.0)%
Total	$1,417	$1,300	$117	9.0%

We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Our general and administrative expenses increased $117,000 from $1.3 million in the three months ended June 30, 2015 to $1.4 million for the same period in 2016. In 2015, we became a public company and added headcount that has resulted in increases of $274,000 in personnel expense. Stock-based compensation decreased $124,000 from $212,000 in the three months ended June 30, 2015 to $88,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock. We incurred direct public company expenses of $89,000 in the three months ended June 30, 2016 primarily for public and investor relations expense, NASDAQ fees, printer fees for SEC filings, and board of directors expenses.  We controlled our professional services expenses, reducing our audit fees by $18,000, while limiting increases to legal fees and consulting services to $33,000 and $12,000, respectively.  Rent expense increased $77,000 to $112,000 as a result of our moving into new facilities to accommodate the added headcount (rent for office space in the three months ended June 30, 2015 was $35,000 and is included in the “other” category). Other expenses all other expenses, including insurance costs also increased as a result of becoming a public company in 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have an accumulated deficit of $33.3 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal quarter. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, and $7.6 million for the six months ended June 30, 2016. We expect to continue to incur additional losses through the end of fiscal year 2016 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $3.9 million as of June 30, 2016 compared to $7.7 million as of December 31, 2015. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  In 2016, we received net proceeds of $4.1 million upon the closing of our follow-on public offering, reflecting gross proceeds of $5.0 million (2.0 million shares at $2.50 per share) net of $373,011 of underwriting discounts and commissions and $496,887 of offering expenses.

•                  In 2016, we entered into the Common Stock Purchase Agreement with a private investor.  Under the terms of the agreement, we may sell up to $15.0 million in common stock to the investor during the approximately 30-month term of the agreement.    Upon execution of the Common Stock Purchase Agreement, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268.   In consideration for entering into the Common Stock Purchase Agreement, we issued 456,667 shares of our common stock to the investor.  On July 14, 2016, we sold an additional 100,000 shares of common stock under the Common Stock Purchase Agreement in exchange for $183,670 of cash proceeds.  On July 25, 2016, we sold an additional 100,000 shares of common stock under the Common Stock Purchase Agreement in exchange for $177,000 of cash proceeds. And on August 9, 2016, we sold 100,000 shares of common stock under the Common Stock Purchase Agreement in exchange for $146,690 of cash proceeds.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. fees of approximately €2.1 million under a memorandum of understanding relating to the establishment of our commercial API manufacturing arrangement in Italy. As of June 30, 2016, we remitted €1.95 million of the €2.1 million.  We paid the final €150,000 on July 14, 2016.

We do not believe our current capital is sufficient to fund our operating plan through June 2017. We will need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan.

Cash Flows for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table shows a summary of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands of $)
Total cash used in operations	$(8,303)	$(7,031)
Cash flows from financing activities	1,757	—
Total cash provided by financing activities	2,723	18,564
	$(3,823)	$11,534

Cash Used in Operating Activities

During the six months ended June 30, 2016, cash used in operating activities resulted from our net loss of $7.6 million, offset by non-cash accretion of debt discounts and debt issuance costs of $269,000, stock-based compensation of $229,000, depreciation expense of $17,000, net of changes in operating assets and liabilities of $1.2 million.

During the six months ended June 30, 2015 cash used in operating activities was the result of our net loss of $9.2 million, offset by non-cash accretion of debt discounts of $2.5 million, non-cash revaluation of warrant liability of $502,000 and stock-based compensation of $628,000, net of changes in operating assets and liabilities of $1.5 million.

Cash Provided by Investing Activities

During the six months ended June 30, 2016, cash provided by investing activities primarily consisted of $1.9 million of a release  of restricted cash that resulted from principal payments on our long-term debt, net of $98,000 in purchases of property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2016, cash provided by financing activities primarily consisted $4.1 million in net cash received in our secondary public offering, net of commissions and certain offering expenses, and $448,732 in net cash received in the initial sale under the Common Stock Purchase Agreement, net of fees and certain offering expenses, offset by $1.9 million in principal payments on our long-term debt.

During the six months ended June 30, 2015, cash provided by financing activities primarily consisted of $18.4 million in net proceeds from the issuance of common stock in our initial public offering and $1.2 million in gross proceeds from the issuance of convertible promissory notes; net of $1.1 million in payments on convertible promissory notes and notes payable.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, we amortized $12,530 and $30,713, respectively, of the discount, which has also been recorded as interest expense.

On July 16, 2014, pursuant to a convertible note purchase agreement, we issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Accrued interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, we amortized $7,243 and $17,757 of the discount, respectively, which has also been recorded as interest expense.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Upon consummation of our’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued to the lenders a fully vested warrant to purchase shares of our’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. We amortized $61,201 and $121,729 of this discount during the three and six months ended June 30, 2015. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three and six months ended June 30, 2015, we amortized $207,690 and $413,098 of the BCF, respectively, which has also been recorded as interest expense.

2015 Convertible Notes

In February 2015, we issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.

Our remaining outstanding note of $150,000 is payable to Serious Change II LP at an effective simple interest rate of 12% per annum, and is due in full on July 31, 2016. The note is included in notes payable in we’s balance sheet.  We have accrued interest of $24,855, which is included in accrued liabilities in the Company’s balance sheet. The note remains outstanding as Serious Change II LP elected not to convert the note as per the terms of the agreement.  On July 28, 2016, we entered into an amendment to delay the repayment of the principal and related interest originally due on July 31, 2016 to October 31, 2016.

In March 2015, we entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid to us $1.0 million. At March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, Dechra purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of our common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. We amortized the entire BCF of $1.0 million by the end of May 2015 and recorded the amortized amounts as interest expense through that period.

As of June 30, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	June 30,	December 31,
	2016	2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	June 30,	June 30,
	2016	2015
Nominal interest	$8,975	$61,545
Amortization of debt discount	—	1,898,540
Repayment premium	—	100,800
	$8,975	$2,060,885

At June 30, 2016 and December 31, 2015, interest payable on convertible notes payable was $84,974 and $75,999, respectively.

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

The Company fully extinguished the debt in May of 2015.

Interest expense on the notes payable-bridge loans was as follows:

	June 30,	June 30,
	2016	2015
Nominal interest	$—	$100,000
Amortization of debt discount	—	521,291
Repayment premium	—	86,667
Debt issuance costs	—	100,800
	$—	$808,758

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

Long-term Debt

In August 2015, we entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement requires us to maintain $4.5 million of the proceeds in cash, which may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon payment of $560,000 on August 1, 2018. This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. Proceeds to us were net of a $134,433 debt discount under the terms of the loan agreement. This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement. Under the agreement, we are entitled to prepay principal and accrued interest upon five days prior notice to the lender. In the event of prepayment, we are obligated to pay a prepayment charge. If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as we are required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b) after such time as we are no longer required to maintain a minimum cash balance, 3% of the amount being prepaid. If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

On April 21, 2016, the loan and security was amended upon which we repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four month period of interest only payments for the period from May through August 2016.

As of June 30, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	June 30,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$4,406,121	$6,115,797
Unamortized note discount	(71,584)	(106,635)
Unamortized debt issuance costs	(183,244)	(206,235)
Net debt obligation	$4,151,293	$5,802,927

Current portion of long-term debt	$1,465,713	$1,707,899
Long-term debt, net of discount	2,685,580	$4,095,028
Total	$4,151,293	$5,802,927

Future principal payments under the long-term debt as of June 30, 2016 are as follows:

Years ending December 31 (except 2016 which is the six months ending December 31)	Amount
2016 July through December	$633,003
2017	2,032,048
2018	1,479,246
Total future principal payments	$4,144,297
2018 end-of-term payment	$560,000
$4,704,297
Less: unaccreted end-of-term payment at June 30, 2016	$(298,176)
Debt and unpaid accrued end-of-term payment	$4,406,121

The obligation at June 30, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Nominal Interest	$112,374	$—	$261,000	$—
Amortization of debt discount	16,640	—	35,051	—
Accretion of end-of-term payment	69,331	—	146,027	—
Debt issuance costs	51,924	—	87,940	—
	$250,269	$—	$530,018	$—

At June 30, 2016 and December 31, 2015, interest payable on long-term debt was $34,190 and $51,150, respectively.

At the IPO, our outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrant activity is summarized as follows:

	June 30,	June 30,
	2016	2015
Warrants outstanding January 1	748,872	494,267
Warrants issued	—	254,605
Warrants outstanding June 30	748,872	748,872

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

Income Taxes

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $19.1 million and $10.6 million, respectively, which will begin to expire in 2033, subject to limitations. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2015, a valuation allowance was necessary to fully offset our deferred tax assets. We have evaluated our uncertain tax positions and determined that we have no liabilities from unrecognized tax benefits and therefore we have not incurred any penalties or interest. The Tax Reform Act of 1986, as amended, limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership in the future, as defined by the tax law, utilization of the carryforwards could be limited.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718)”, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the awarded. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. We implemented this guidance for all interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares of our common stock sold pursuant to the Common Stock Purchase Agreement, as disclosed on our Form 8-K filed with the SEC on June 9, 2016, there were no unregistered sales of equity securities during the period.

Item 6. Exhibits

Exhibit Number	Description
4.1

Registration Rights Agreement, dated June 8, 2016, between Jaguar Animal Health, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K, filed June 9, 2016)

10.1

Separation Agreement, dated as of April 28, 2016, by and between Jaguar Animal Health, Inc. and John Kallassy (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed May 3, 2016)

10.2

Common Stock Purchase Agreement, dated June 8, 2016, between Jaguar Animal Health, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 9, 2016)

10.3	Jaguar Animal Health, Inc. Amended and Restated 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 20, 2016)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 15, 2016
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer