Form 10-Q
period 2016-09-30
Jaguar Animal Health, Inc.
filed 2016-11-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 14, 2016, there were 12,340,464 shares of common stock, par value $0.0001 per share, outstanding.

Page No.

PART I. — FINANCIAL INFORMATION (Unaudited)	2
Item 1. Condensed Unaudited Financial Statements	2
Condensed Balance Sheets as of September 30, 2016 and December 31, 2015	2
Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended September 30, 2016 and 2015	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2014 through September 30, 2016	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43
PART II. — OTHER INFORMATION	44
Item 1. Legal Proceedings	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6. Exhibits	44
SIGNATURE	45

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,813,411	$7,697,531
Restricted cash	988,580	—
Accounts receivable	4,963	55,867
Due from former parent	273,062	3,199
Inventory	276,227	229,871
Deferred offering costs	67,011	143,231
Prepaid expenses and other current assets	655,207	324,083
Total current assets	4,078,461	8,453,782
Property and equipment, net	900,976	829,232
Restricted cash	—	3,000,000
Other assets	122,163	122,163
Total assets	$5,101,600	$12,405,177

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$443,729	$574,462
License fee payable to former parent	—	425,000
Deferred revenue	246,235	251,936
Convertible notes payable	150,000	150,000
Accrued expenses	410,658	798,434
Current portion of long-term debt	1,846,101	1,707,899
Total current liabilities	3,096,723	3,907,731
Long-term debt, net of discount	2,271,114	4,095,028
Deferred rent	6,799	3,321
Total liabilities	$5,374,636	$8,006,080

Commitments and Contingencies (See note 6)

Stockholders’ Equity (Deficit):
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; 11,821,408 and 8,124,923 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	1,182	812
Additional paid-in capital	36,485,279	30,100,613
Accumulated deficit	(36,759,497)	(25,702,328)
Total stockholders’ equity (deficit)	(273,036)	4,399,097
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$5,101,600	$12,405,177

(1) The condensed balance sheet at December 31, 2015 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2016.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$50,357	$77,666	$112,646	$203,195
Operating Expenses
Cost of revenue	9,858	36,634	36,867	87,889
Research and development expense	1,967,128	1,239,831	5,672,516	4,414,162
Sales and marketing expense	136,882	165,745	355,345	519,275
General and administrative expense	1,115,312	1,390,429	4,319,856	3,784,272
Total operating expenses	3,229,180	2,832,639	10,384,584	8,805,598
Loss from operations	(3,178,823)	(2,754,973)	(10,271,938)	(8,602,403)
Interest expense, net	(235,191)	(163,595)	(774,185)	(3,033,238)
Other income/(expense)	(1,476)	(42,103)	(11,046)	(23,471)
Change in fair value of warrants	—	—	—	(501,617)
Net loss and comprehensive loss	(3,415,490)	(2,960,671)	(11,057,169)	(12,160,729)
Accretion of redeemable convertible preferred stock	—	—	—	(346,374)
Net loss attributable to common stockholders	$(3,415,490)	$(2,960,671)	$(11,057,169)	$(12,507,103)
Net loss per share atributable to common stockholders, basic and diluted	$(0.30)	$(0.36)	$(1.07)	$(2.28)
Weighted-average common shares outstanding, basic and diluted	11,264,886	8,123,293	10,298,987	5,488,655

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)

Balances - December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)

Issuance of common stock in initial public offering, net of discounts and commissions of $1,209,802, offering costs of $2,897,825 and offering costs in the form of common stock warrants of $400,400	—	—	2,860,000	286	15,511,974	—	15,512,260

Warrant, issued in conjunction with the initial public offering	—	—	—	—	400,400	—	400,400

Conversion of preferred stock into common stock upon initial public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288

Conversion of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	1,150,985	—	1,150,985

Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000

Stock-based compensation	—	—	—	—	992,165	—	992,165

Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521

Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)

Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)

Napo license fee abatement	—	—	—	—	250,000	—	250,000

Issuance of common stock upon exercise of stock options	—	—	5,000	—	12,650	—	12,650

Net and comprehensive loss	—	—	—	—	—	(16,291,550)	(16,291,550)

Balances - December 31, 2015	—	$—	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097

Issuance of common stock in a secondary public offering, net of discounts and commissions of $373,011 and offering costs of $496,887.	—	—	2,000,000	200	4,129,902		4,130,102

Issuance of common stock in a private investment in public entities offering, net of offering costs of $105,398.			1,678,889	168	1,776,324		1,776,492

Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)		—

Stock-based compensation	—	—	—	—	478,442		478,442

Net and comprehensive loss	—	—	—	—	—	(11,057,169)	(11,057,169)

Balances - September 30, 2016	—	$—	11,821,408	$1,182	$36,485,279	$(36,759,497)	$(273,036)

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(11,057,169)	$(12,160,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32,463	—
Gain/loss on disposal of fixed assets	—	34,549
Materials cost in connection with license activity	—	6,287
Stock-based compensation	478,442	828,049
Amortization of debt issuance costs and debt discount	396,107	2,592,956
Change in fair value of warrants	—	501,617
Changes in assets and liabilities
Accounts receivable - trade	50,904	(8,698)
Inventory	(46,356)	(58,100)
Prepaid expenses	(331,124)	(329,774)
Deferred finance charges	—	(197,524)
Other long-term assets	—	(122,163)
Due from parent	(269,863)	(20,790)
Deferred revenue	(5,701)	312,910
Deferred rent	3,478	1,660
License fee payable	(425,000)	(675,000)
Accounts payable	(151,912)	(421,551)
Accrued expenses	(360,776)	(669,634)
Total cash used in operations	(11,686,507)	(10,385,935)
Cash Flows from Investing Activities
Purchase of equipment	(104,207)	(23,300)
Sale of equipment	—	20,600
Change in restricted cash	2,011,420	(4,500,000)
Total cash provided by (used in) investing activities	1,907,213	(4,502,700)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	5,865,567
Repayment of long-term debt	(2,011,420)	—
Proceeds from issuance of redeemable convertible notes payable, net	—	1,250,000
Repayment of convertible notes payable	—	(100,000)
Repayment of notes payable	—	(1,000,000)
Proceeds from issuance of common stock in initial public offering, net of commissions and discounts	—	18,810,484
Deferred offering costs	—	(417,775)
Proceeds from issuance of common stock in a follow-on secondary offering, net of commissions and discounts	4,130,102	—
Proceeds from issuance of common stock in a private investment in public entities, net of commissions, discounts	1,776,492	—
Proceeds from the exercise of common stock options	—	12,650
Total Cash Provided by Financing Activities	3,895,174	24,420,926
Net increase in cash and cash equivalents	(5,884,120)	9,532,291
Cash and cash equivalents, beginning of period	7,697,531	845,192
Cash and cash equivalents, end of period	$1,813,411	$10,377,483
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$382,810	$23,100
Offering costs not paid during the nine months	$—	$1,401,253
Accretion of redeemable convertible preferred stock	$—	$346,374
Abatement of license fee payable to Napo	$—	$250,000
Conversion of convertible preferred stock to common stock	$—	$7,651,288
Conversion of preferred stock warrant liability to common stock warrants	$—	$1,150,985
Conversion of convertible notes to common stock	$—	$2,100,000

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Animal Health, Inc. (“Jaguar” or the “Company”) was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Former Parent”) until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company’s first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. In September of 2016, the Company began selling the Croton lechleri botanical extract (the “botanical extract”) to an exclusive distributor for use in pigs in China.  The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products. The Company operates in one segment and is headquartered in San Francisco, California.

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

On October 6, 2016, Jaguar signed a non-binding letter of intent (“LOI”) with Napo potentially to merge the two companies.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $36,759,497 as of September 30, 2016. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. As of September 30, 2016 the Company sold 1,678,889 shares for net cash proceeds of $1,776,492.

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

Concentration of Credit Risk and Cash and Cash Equivalents

The financial instrument that potentially subjects the Company to a concentration of credit risk is that is held at a financial institution of high credit standing. Cash is generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Therefore, the Company is exposed to credit risk in the event that the balances exceed FDIC insurance limits. The carrying value of cash approximates fair value at September 30, 2016 and December 31, 2015.

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

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million.  Aggregate principal payments of $2.1 million further reduced the restricted cash balance to $988,580 as of September 30, 2016.  Restricted cash has been classified within current assets as the balance will be converted to cash before September 30, 2017.

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

Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2016.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors are recognized and included in deferred revenue when shipped to the distributor. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had Neonorm revenues of $26,357 and $88,646 for the three and nine months ended September 30, 2016, and $77,666 and $203,195 for the three and nine months ended September 30, 2015.

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

The Company uses the grant date fair market value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company's common stock as of the last day of each reporting period.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the three and nine months ended September 30, 2016 and 2015 there was no difference between net loss and comprehensive loss.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016 and 2015, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

During the nine months ended September 30, 2015, the Company had a warrant liability that was measured at fair value on a recurring basis until May of 2015.  The change in the estimated fair value of the warrant liability for the nine months ended September 30, 2015 is summarized below:

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of nonprescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its nonprescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed. The Company incurred royalty expense of $99 and $943 for the three and nine months ended September 30, 2016 and $413 and $39,159 for the three and nine months ended September 30, 2015, which is included in sales and marketing expense in the Company’s statement of operations and comprehensive loss. The Company’s unpaid royalties total $99 and $2,810 at September 30, 2016 and December 31, 2015, respectively, which is included in accrued liabilities in the Company’s balance sheet.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Materials transferred from Napo have been included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company’s balance sheet at September 30, 2016 and December 31, 2015 at the cost paid by Napo, which approximates fair value. Some of the equipment was placed into service in November of 2015, and the Company has booked $6,568 and $19,704 in depreciation expense for the three and nine months ended September 30, 2016, which is included in research and development expense in the Company’s statement of operations and comprehensive loss.

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

In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. In 2015, payments totaling $1.2 million were made, and the balance of $425,000 was paid in March of 2016.  The License Fee Payable of $0 and $425,000 is included in the Company’s balance sheet at September 30, 2016 and December 31, 2015, respectively. Additionally, the terms of the License Agreement were amended to require the mutual agreement of the parties for payment of the license fee to be remitted in the form of the Company’s common stock. The Company may also, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements.

5. Balance Sheet Components

Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Lab equipment	$811,087	$811,087
Clinical equipment	64,870	23,300
Software	62,637	—
Work in-process	—	—
Total property and equipment at cost	938,594	834,387
Accumulated Depreciation	(37,618)	(5,155)
Property and Equipment, net	$900,976	$829,232

Depreciation expense for the three and nine month periods ended September 30, 2016 and 2015 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation - Lab Equipment - research and developoment expense	$6,568	$—	$19,704	$—
Depreciation - Clinical Equipment - research and development expense	3,243	—	6,959	—
Depreciation - Software - general and administrative expense	5,220	—	5,800	—
Total Depreciation Expense	$15,031	$—	$32,463	$—

Accrued Expenses

Accrued expenses at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Accrued compensation and related:
Accrued vacation	$191,492	$187,734
Accrued payroll	—	80,692
Accrued payroll tax	24,304	43,702
	215,796	312,128
Accrued interest	122,417	127,149
Accrued contract manufacturing costs	—	110,141
Accrued clinical	59,575	166,750
Accrued other	12,870	82,266
Total	$410,658	$798,434

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

Future minimum lease payments under non-cancelable operating leases as of September 30, 2016 are as follows:

Years ending December 31,	Amount
2016 - October through December	$90,121
2017	363,486
2018	245,327
Total minimum lease payments	$698,934

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 and $270,835 for the three and nine months ended September 30, 2016, and $90,278 and $90,278 for the three months ended September 30, 2015, which are included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

Since March 1, 2014, the date the Service Agreement terminated (Note 4), the Company paid Napo $33,897 for rent related to the office space utilized by the Company for the months of March, April and May 2014. Effective June 1, 2014, the Company assumed the existing sublease from Napo. The term of the assumed sublease was from June 1, 2014 through June 30, 2015. Rent expense under  the sub-lease was $34,799 and $69,598 for the three and six months ended June 30, 2015, which was included in general and administrative expense in the Company’s statement of operations and comprehensive loss.

Contract Manufacturing Commitment

Effective June 26, 2014 the Company entered into a technology transfer and commercial manufacturing agreement (the “Transfer Agreement”) with a contract manufacturer in Italy (the “Manufacturer”), whereby the Company and the Manufacturer will cooperate to develop and refine the manufacturing process for the Company’s prescription and non-prescription products. Pursuant to the Transfer Agreement, the Company was to make prepayments to the Manufacturer as follows: (1) a start-up fee of €500,000, €250,000 of which was to be paid at the earlier to occur of September 15, 2014 or the closing date of an initial public offering and €250,000 of which was to be paid at the time of installation and qualification of the Company’s equipment at their facility, (2) related to the technology transfer, €620,000, €310,000 of which was paid subsequent to the signature of the Transfer Agreement and €310,000 of which was to be paid after the delivery of a final study report, (3) for design of a portion of the Manufacturer’s facility, €100,000 was to be paid within five days of the signature of the Transfer Agreement, and (4) a €300,000 bonus fee payable in two equal installments, the first of which is due by the end of March 2015, with the remainder paid by the end of December 2015. The first €150,000 of the bonus fee payable was paid in May 2015. Additionally, the Transfer Agreement stipulated that the Company was to pay the Manufacturer an aggregate of €500,000 upon the delivery of agreed-upon levels of satisfactory product. Further, the Company issued the Manufacturer warrants to purchase 16,666 shares of common stock with an exercise price of 90% of the initial public offering price, amended to $6.30 in March 2015. (Note 7)

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: (i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the year ended December 31, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the year ended December 31, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the year ended December 31, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 was due at the end of April 2015 and has been paid during the year ended December 31, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company entered into a Memorandum of Understanding (“MOU”) with the contract manufacturer and paid the start-up fee of €500,000 and the technology transfer fee of €215,000. In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of the Company’s API at no cost in anticipation of the future deduction by December 2015.  The final €250,000 was paid on March 29, 2016.

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

The Company expenses the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of September 30, 2016 and December 31, 2015, the amortized costs exceeded amounts paid by $0 and $110,141, respectively, which are included in accrued manufacturing costs in accrued liabilities in the Company’s balance sheet.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Interest expense for the three and nine months ended September 30, 2015 was $0 and $3,237 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $8,507 and is included in accrued liabilities in the balance sheet.  All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company  analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, the Company we amortized $0 and $31,250, respectively, of the discount, which has also been recorded as interest expense in the statement of operations and comprehensive loss.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Interest expense for the three and nine months ended September 30, 2015 was $0 and $1,627 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $3,711 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, the Company amortized $0 and $17,857 of the discount, respectively, which has also been recorded as interest expense in our statement of operations and comprehensive loss.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Interest expense for the three and nine months ended September 30, 2015 was $0 and $28,210 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $30,132 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized $0 and $141,890 of this discount during the three and nine months ended September 30, 2015 which has been recorded as interest expense in our statement of operations and comprehensive loss.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was to be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, the Company amortized $0 and $484,329 of the BCF which has also been recorded as interest expense in our statement of operations and comprehensive loss.

2015 Convertible Notes

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, the Company issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017.  Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.  The remaining outstanding note of $150,000 is payable to the investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, the Company entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016. On November 8, 2016, the Company entered into an amendment to extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017.  In exchange for the extension of the maturity date, on November 8, 2016, the Company’s board of directors granted the lendor a warrant to purchase 120,000 shares of the Company’s common stock for $0.01 per share.  The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The remaining note is included in notes payable in the Company’s balance sheet. The Company has accrued interest of $29,392, which is included in accrued liabilities in the Company’s balance sheet, and incurred $4,537 and $11,342 in interest expense in the three and nine months ended September 30, 2015, and $4,537 and $13,512 in interest expense in the three and nine months ended September 30, 2016. The note remains outstanding as the investor elected not to convert the note as per the terms of the agreement.  The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital.  For the three and nine months ended September 30, 2015, the Company amortized $26,786 and $250,000 of the BCF as interest expense in the Company’s statement of operations and comprehensive income.

In March 2015, the Company entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid the Company $1.0 million. At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet. In April 2015, Dechra purchased $1.0 million of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, the Company amortized $0 and $1,000,000 of the BCF as interest expense in the Company’s statement of operations and comprehensive income.

As of September 30, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	September 30,	December 31,
	2016	2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal Interest	$4,537	$4,537	$13,512	$66,082
Amortization of debt discount	—	26,786		1,925,326
	$4,537	$31,323	$13,512	$1,991,408

At September 30, 2016 and December 31, 2015, interest payable on convertible notes payable was $89,511 and $75,999, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of the Company’s common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These were recognized as interest expense over the six-month term of the Bridge using the effective interest method.  The Company amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense. The Company fully extinguished the debt in May 2015.

Interest expense on the notes payable-bridge loans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal interest	$—	$—	$—	$100,000
Amortization of debt discount	—	—	—	521,291
Debt issuance costs	—	—	—	86,667
Repayment premium	—	—	—	201,600
	$—	$—	$—	$909,558

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

On April 21, 2016, the loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest only payments for the period from May through August 2016.

As of September 30, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	September 30,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$4,314,301	$6,115,797
Unamortized note discount	(56,247)	(106,635)
Unamortized debt issuance costs	(140,839)	(206,235)
Net debt obligation	$4,117,215	$5,802,927

Current portion of long-term debt	$1,846,101	$1,707,899
Long-term debt, net of discount	2,271,114	$4,095,028
Total	$4,117,215	$5,802,927

Future principal payments under the long-term debt as of September 30, 2016 are as follows:

Years ending December 31 (except 2016 which is the three months ending December 31)	Amount
2016 October through December	$477,286
2017	2,032,048
2018	1,479,246
Total future principal payments	$3,988,580
2018 end-of-term payment	$560,000
$4,548,580
Less: unaccreted end-of-term payment at September 30, 2016	$(234,279)
Debt and unpaid accrued end-of-term payment	$4,314,301

The obligation at September 30, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal Interest	$103,566	$72,600	$364,566	$72,600
Amortization of debt discount	15,337	8,993	50,388	8,993
Accretion of end-of-term payment	63,897	37,464	209,924	37,464
Debt issuance costs	47,855	13,214	135,795	13,214
	$230,655	$132,271	$760,673	$132,271

At September 30, 2016 and December 31, 2015, interest payable on long-term debt was $32,906 and $51,150, respectively.

At the IPO, the Company’s outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

The Company’s warrant activity is summarized as follows:

	September 30,	September 30,
	2016	2015
Warrants outstanding January 1	748,872	494,267
Issuances	—	254,605
Cancellations	(33,333)	—
Warrants outstanding September 30	715,539	748,872

8.  Redeemable Convertible Preferred Stock

In February, April and May 2014, the Company issued 3,015,902 shares of convertible preferred stock in exchange for $6,777,338. The redemption value of the convertible preferred stock was $9.0 million. The differences between the respective redemption values/liquidation preference and carrying values are being accreted over the period from the date of issuance to the earliest possible redemption date, February 2017. The Company has recorded accretion of $0 and $263,060 for the three and nine months ended September 30, 2015.

Costs incurred in connection with the issuance of Series A redeemable convertible preferred stock during the year ended December 31, 2014 were $119,097 which have been recorded as a reduction to the carrying amounts of convertible preferred stock and are being accreted to the carrying value of the applicable preferred stock to the redemption date. The Company has recorded accretion of $0 and $83,334 for the three and nine months ended September 30, 2015.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement.  Upon execution of the CSPA, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $394,534, reflecting gross proceeds of $500,000 and offering expenses of $104,398.   In consideration for entering into the CSPA, the Company issued 456,667 shares of its common stock to the investor.  Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with the investor (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to the investor under the CSPA.  On June 22, 2016 and September 22, 2016, the Company filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively. In the three months ended September 30, 2016, pursuant to the CSPA, the Company sold 1,000,000 shares of the Company’s common stock in exchange for $1,381,890 of cash proceeds, and on October 4, 2016, the Company sold an additional 348,601 shares of the Company’s common stock in exchange for $794,810 of cash proceeds.  Of the $15.0 million available under the CSPA, the Company has received $1,881,890 in aggregate cash proceeds through September 30, 2016 and $2,676,700 as of November 14, 2016.

As of September 30, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2016	2015
Options issued and outstanding	2,444,375	919,506
Options available for grant	166,833	106,833
RSUs issued and outstanding	20,789	55,536
Warrants issued and outstanding	715,539	748,872
Convertible notes	26,785	26,785
Total	3,374,321	1,857,532

Preferred Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at September 30, 2016 or December 31, 2015.

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

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the nine months ended September 30, 2016:

				Weighted	Weighted Average
	Shares			Average	Remaining	Aggregate
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value
Combined Incentive Plan Balance—December 31, 2015	106,833	919,506	55,536	$3.87	8.81	$—

Q1 2016 2013 Equity Incentive Plan Activity:
Options Cancelled		(24,740)		$7.00
RSUs vested and released			(27,768)
RSUs Cancelled			(6,979)
Q2 2016 2013 Equity Incentive Plan Activity:
Options Cancelled		(102,889)		$3.52

Q1 2016 2014 Stock Incentive Plan Activity:
Additional shares authorized	162,498
Q2 2016 2014 Stock Incentive Plan Activity:
Additional shares authorized	1,550,000
Options granted	(692,388)	692,388		$3.30
Options cancelled	20,000	(20,000)		$1.58
Q3 2016 2014 Stock Incentive Plan Activity:
Options granted	(1,032,859)	1,032,859		$1.23
Options cancelled	52,749	(52,749)		$2.92

Combined Incentive Plan Balance—September 30, 2016	166,833	2,444,375	20,789	$2.62	8.87
Options vested and exercisable—September 30, 2016		812,828		$3.51	8.37	$—
Options vested and expected to vest—September 30, 2016		2,014,184		$2.66	8.83	$—

The weighted average fair value of options granted to purchase common stock was $0.89 and $3.52 for the nine months ended September 30, 2016 and 2015, respectively.

The number of options that vested in the nine months ended September 30, 2016 and 2015 was 480,377 and 452,965, respectively.  The grant date fair value of options vested was $542,999 and $544,452 for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average fair value of options exercised was $0.43 in the nine months ended September 30, 2015 of which there was no intrinsic value.  No options were exercised in the nine months ended September 30, 2016.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended September 30, 2016 and 2015, and are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development expense	$53,935	$83,249	$116,552	$429,468
Sales and marketing expense	50,052	9,633	58,733	44,462
General and administrative expense	145,391	107,321	303,157	354,119
Total	$249,378	$200,202	$478,442	$828,049

As of September 30, 2016, the Company had $1,328,841 of unrecognized stock-based compensation expense for outstanding stock options and RSUs, which is expected to be recognized over a weighted-average period of 2.22 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2016
Weighted-average volatility	69.39-71.38%	55.43-59.05%	66.25-71.38%	55.43-59.05%
Weighted-average expected term (years)	5.00-5.82	5.15-5.77	5.00-5.82	5.15-5.77
Risk-free interest rate	1.10-1.29%	1.60-1.76%	1.10-1.49%	1.60-1.76%
Expected dividend yield	—	—	—	—

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2016
Weighted-average volatility	78.30-80.02%	74.21%	78.30-80.04%	74.21%
Weighted-average expected term (years)	9.17-10.00	10.00	9.19-10.00	10.00
Risk-free interest rate	1.32-1.67%	2.05%	1.32-1.74%	2.05%
Expected dividend yield	—	—	—	—

11. Related Party Transactions

The Company was a majority-owned subsidiary of Napo. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding receivables (payables) from/to Napo at September 30, 2016 and December 31, 2015 as follows:

	September 30,	December 31,
	2016	2015
Due from/(to) Napo	$273,161	$6,008
Royalty payable to Napo	(99)	(2,809)
License Fee payable to Napo	—	(425,000)
Net receivable (payable) to Napo	$273,062	$(421,801)

Effective July 1, 2016, the Company and Napo agreed to share employee services.  The agreement enables Jaguar to invoice Napo for personnel expenses for the estimated time its employees work on behalf of Napo, rent for space used both by Napo employees, and for a prorated amount of space used by Jaguar employees when working on behalf of Napo, and a fixed overhead amount to cover office supplies and copier use.  The total amount of such services was $272,210 for the three months ended September 30, 2016 and are included in due from former parent in the Company’s balance sheet.

The Company perodically purchases clinical trial material, crofelemer API and crude plant latex from Napo.  In April 2016, the Company purchased 125mg Fulyzaq in exchange for $37,355 of which $19,723 has been used in clinical trials and the remaining $17,631 is included in prepaid expenses and other current assets in the Company’s balance sheet.  In May 2016, the Company purchased crofelemer API from Napo in exchange for $174,299 all of which has been used in processing clinical trial material.  And in June 2016, the Company purchased crude plant latex in exchange for $66,358 none of which has been used in operations and all of which is included in prepaid expenses and other current assets in the Company’s balance sheet.  The Company paid for these purchases in June 2016.

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to common shareholders	$(3,415,490)	$(2,960,671)	$(11,057,169)	$(12,507,103)
Shares used to compute net loss per common share, basic and diluted	11,264,886	8,123,293	10,298,987	5,488,655
Net loss per share attributable to common shareholders, basic and diluted	$(0.30)	$(0.36)	$(1.07)	$(2.28)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015 because their inclusion would be anti-dilutive:

	September 30,	September 30,
	2016	2015
Options	2,444,375	849,766
Warrants to purchase common stock	715,539	748,872
Restricted stock units	20,789	55,536
Total	3,180,703	1,654,174

13. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2016.

14.  Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On August 22, 2016, the Company received notice from the Listing Qualifications Staff of The NASDAQ Stock Market notifying the Company that it no longer complies with NASDAQ Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2,500,000 in stockholders’ equity (or meet the alternatives of market value of listed securities of $35.0 million or net income from continuing operations).  The current market value of the Company’s listed securities is approximately $14.8 million and the Company does not meet the net income from continuing operations test. The notification letter stated that the Company would be afforded 45 calendar days, or until October 6, 2016, to submit a plan to regain compliance and that if the plan was accepted, the Company may be granted an extension of up to 180 calendar days from the date of notification, or until February 18, 2017 to evidence compliance.

On October 26, 2016, the Listing Qualifications Staff of the NASDAQ Stock Market notified the Company of its determination to grant the Company an extension of time to regain compliance with the Nasdaq Listing Rule 5550(b)(1) for a minimum level of stockholders equity based on review of a plan submitted by the Company. The plan consisted of a proposed merger with Napo Pharmaceuticals, Inc., raising capital through the public or private sale of the Company’s securities, and entering into a potential collaboration with a third party. The Company has until February 21, 2017 to evidence compliance with the NASDAQ continued listing requirements.

15. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through November 14, 2016, the date these financial statements were issued.

2015 Convertible Notes Payable

On November 8, 2016, the Company entered into an amendment to extend the due date of the $150,000 convertible note payable from October 31, 2016 to January 1, 2017.  In exchange for the extension of the maturity date, on November 8, 2016, the Company’s board of directors granted the convertible note holder a warrant to purchase 120,000 shares of the Company’s common stock for $0.01 per share.  The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant.

Common Stock Purchase Agreement with an Existing Private Investor

On October 19, 2016, we entered into a Common Stock Purchase Agreement with an existing private investor.  Upon execution of the agreement we sold 170,455 shares of our common stock in exchange for $150,000 in cash proceeds.

CSPA

On October 4, 2016, pursuant to the CSPA, the Company sold an additional 348,601 shares of the Company’s common stock in exchange for $794,810 of cash proceeds.

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

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. We achieved statistically significant results in a multicenter canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. An estimated 200 dogs will be enrolled in the Canalevia pivotal study, which is expected to complete enrollment around the end of 2016. Jaguar has received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Mytesi (formerly known as Fulyzaq), was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo Pharmaceuticals, Inc. (Napo), which was Jaguar’s parent company until May 13, 2015. The reception among users of our lead non-prescription products—Neonorm Calf and Neonorm Foal, an anti-diarrheal product we launched for newborn horses early this year—has been quite positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. Equilevia (formerly referred to as SB-300) is Jaguar’s prescription drug product candidate for the treatment of gastrointestinal ulcers in horses. Equilevia is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves. Canalevia, Equilevia and Neonorm are distinct products formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs. We recently released data from two China-based studies sponsored by Fresno, California-based Integrated Animal Nutrition and Health Inc. showing remarkable resolution of diarrhea and cure of piglets afflicted with diarrhea following treatment with a Croton lechleri botanical extract administered in water. As we announced in September 2016, we have signed an exclusive supply and distribution agreement for this botanical extract with Integrated Animal Nutrition and Health Inc. for dairy cattle and pigs in the Chinese marketplace. According to the Minnesota-based Institute for Agriculture and Trade Policy, swine production was expected to reach 723 million head in 2014 in China, where pork is still the main protein source for many consumers. In 2015 there were an estimated 15.6 million dairy cattle in China, according to Index Muni.

Since inception, we have been primarily focused on designing and conducting studies of Canalevia to treat diarrhea in dogs and of Neonorm to help retain fluid in calves and to function as an anti-diarrheal in foals. We are also focused on developing a full suite of equine products to support and improve gastrointestinal health in foals and adult horses. Gastrointestinal conditions such as acute diarrhea, ulcers and diarrhea associated with acute colitis can be extremely debilitating for horses, and present a significant economic and emotional burden for veterinarians and owners around the world. A portion of our activities has also been focused on other efforts associated with being a recently formed company, including securing necessary intellectual property, recruiting management and key employees, and financing activities.

In June 2016, we entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million in our common stock over the approximately 30-month term of the agreement.  Upon execution of the CSPA, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268.   In consideration for entering into the CSPA, we issued 456,667 shares of our common stock to the investor.  Concurrently with entering into the CSPA, we also entered into a registration rights agreement with the investor (the “Registration Rights Agreement”), in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that have been and may be issued to the investor under the CSPA.  On June 22, 2016 and September 22, 2016, we filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively.

In September 2016, we entered into a supply and distribution agreement (the “Supply Agreement”) with Integrated Animal Nutrition Health Inc. (“IANH”), pursuant to which IANH serves as our exclusive distributor, seller and promoter of Croton lechleri botanical extract (the “botanical extract”) in China.  The terms of the Supply Agreement specify annual minimum purchase amounts that are required to maintain exclusivity, and state that IANH is responsible for all activities and costs to obtain all required product registrations, marketing authorizations, and customs clearances for the Chinese market. The Supply Agreement also contains provisions regarding the rights and responsibilities of the parties with respect to quality specifications and testing, marketing, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions.  The term of the Supply Agreement is four years.

On October 6, 2016, we announced that we had entered into a non-binding letter of intent (the “LOI”) with Napo Pharmaceuticals, Inc. (“Napo”) potentially to merge the two companies.  The LOI contemplates a 3-to-1 Napo-to-Jaguar value ratio (inclusive only of our in-the-money convertible securities at the time a definitive agreement is entered into) to calculate the relative ownership of the merged entity. The LOI also outlines capitalization requirements that Napo would be required to satisfy to proceed with a potential merger.

The LOI is non-binding and any agreement is subject to the negotiation and execution of a definitive transaction agreement, which may vary from the terms set forth in the LOI. A final transaction also is anticipated to be subject to material conditions, including, but not limited to, the approval of: (i) the respective boards of directors of Napo and us, (ii) the shareholders of each company, (iii) the NASDAQ Stock Market, and (iv) other customary conditions for a transaction of this nature.  Accordingly, there can be no assurance that a definitive agreement will be reached by the companies, or that any agreement will result in the completion of a merger transaction.

On November 8, 2016, we entered into an amendment with Serious Change II LP to extend the maturity date of the $150,000 convertible note, issued pursuant to the convertible note purchase agreement dated December 23, 2014, from October 31, 2016 to January 1, 2017.  In exchange for the extension of the maturity date, on November 8, 2016, the Company’s board of directors granted Serious Change II LP a warrant to purchase 120,000 shares of the Company’s common stock for $0.01 per share.  The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $11.1 million and $12.5 million in the nine months ended September 30, 2016 and 2015, and $16.6 million and $9.3 million for the years ended December 31, 2015 and 2014. As of September 30, 2016, we had total stockholders’ deficit of $273,000 and cash and cash equivalents of $1.8 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2016.

Revenue

We sell our primary commercial product Neonorm to distributors under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we have sufficient sales history and pipeline visibility, we will defer revenue and costs of distributor sales until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when we ship product to the distributor. We relieve inventory and recognize revenue typically upon shipment by the distributor to their customer. While we did not have revenue in the year ended December 31, 2014, we did recognize $258,381 in revenue for the year ended December 31, 2015, and $112,646 in the nine months ended September 30, 2016.

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

Results of Operations

Comparison of the nine months ended September 30, 2016 and 2015

The following table summarizes the Company’s results of operations (in thousands) with respect to the items set forth in such table for the nine months ended September 30, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Variance
	2016	2015	($)	(%)

Revenue	$113	$203	$(90)	(44.3)%
Operating Expenses
Cost of revenue	37	88	(51)	(58.0)%
Research and development expense	5,673	4,414	1,259	28.5%
Sales and marketing expense	355	520	(165)	(31.7)%
General and administrative expense	4,320	3,784	536	14.2%
Total operating expenses	10,385	8,806	1,579	17.9%
Loss from operations	(10,272)	(8,603)	(1,669)	(19.4)%

Interest expense, net	(774)	(3,033)	2,259	(74.5)%
Other income	(11)	(24)	13	(54.2)%
Change in fair value of warrants	—	(501)	501	(100.0)%
Net loss and comprehensive loss	$(11,057)	$(12,161)	$1,104	(9.1)%

Revenue and Cost of Revenue

Revenue and related cost of revenue for the nine months ended September 30, 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.  In September 2016, we began selling the botanical extract to a distributor for use exclusively in China. The revenue from these sales, which totaled $24,000 in the nine months ended September 30, 2016, is recognized upon shipment to the distributor as all of the needed revenue recognition criteria has been met. We experienced a reduction in unit sales in the nine months ended September 30, 2016 compared to the same period in 2015 resulting in the decrease in revenue.  The decrease in cost of revenue was consistent with the decrease in revenue.  We are increasing our efforts to promote sales growth.

Research and Development Expense

The following table presents the components of research and development expense (in thousands) for the nine months ended September 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,		Variance
	2016	2015	($)	(%)
R&D:
Personnel and related benefits	$1,994	$1,295	$699	54.0%
Materials expense and tree planting	79	116	(37)	(31.9)%
Travel, other expenses	348	241	107	44.4%
Clinical and contract manufacturing	1,837	2,109	(272)	(12.9)%
Stock-based compensation	117	429	(312)	(72.7)%
Other	1,298	224	1,074	479.5%
Total	$5,673	$4,414	$1,259	28.5%

We increased research and development expense $1.3 million from $4.4 million in the nine months ended September 30, 2015 to $5.7 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $699,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trials and contract manufacturing.  Clinical trial expenses increased due to our dog safety and efficacy study and our horse dose determination study both of which began in fiscal year 2016.  These expenses were offset by a reduction of contract manufacturing expenses associated with the setup of manufacturing in Italy, which was completed in March 2016.  Stock-based compensation decreased $312,000 from $429,000 in the nine months ended September 30, 2015 to $117,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock.  Other expenses, consisting primarily of consulting and formulation expenses, increased $1.1 million from $224,000 in the nine months ended September 30, 2015 to $1.3 million in the same period in 2016. Consulting expenses increased $737,000 from $74,000 in the nine months ended September 30, 2015 to $811,000 in the same period in 2016 due to a substantial increase in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls (“CMC”) activities.  Formulation expenses increased $315,000 from $17,000 in the nine months ended September 30, 2015 to $331,000 for the same period in 2016 due to an increase in work needed to supply clinical operations with active and placebo product for use in clinical trials.  We plan to increase our research and development expense as we continue developing our drug candidates.

We also continued our reforestation efforts, although our expense decreased $37,000 from $116,000 in the nine months ended September 30, 2015 to $79,000 for the same period in 2016.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

Sales and marketing expense decreased $165,000 from $520,000 in the nine months ended September 30, 2015 to $355,000 in the same period in 2016 primarily due to a decrease in headcount and a decrease in direct marketing expense.  Personnel costs decreased $112,000 from $257,000 for the nine months ended September 30, 2016 to $145,000 for the same period in 2016.  Direct marketing and sales expense decreased $19,000 from $89,000 in the nine months ended September 30, 2015 to $70,000 for the same period in 2016. Sales and marketing expenses consist of personnel costs, direct marketing, travel and consulting expenses.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense (in thousands) for the nine months ended September 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,		Variance
	2016	2015	($)	(%)
G&A:
Personnel and related benefits	$1,704	$1,453	$251	17.3%
Accounting fees	225	317	(92)	(29.0)%
Third-party consulting fees and Napo service fees	174	108	66	61.1%
Legal fees	456	437	19	4.3%
Travel	242	311	(69)	(22.2)%
Stock-based compensation	303	354	(51)	(14.4)%
Rent and lease expense	302	182	120	65.9%
Public company expenses	228	159	69	43.4%
Other	686	463	223	48.2%
Total	$4,320	$3,784	$536	14.2%

Our general and administrative expenses increased $536,000 from $3.8 million in the nine months ended September 30, 2015 to $4.3 million for the same period in 2016. In 2015, we became a public company and added headcount that has resulted in increases of $251,000 in personnel expense. Stock-based compensation decreased $51,000 primarily due to the reduction in the fair market value of our common stock.  Our public company expenses increased $69,000 due primarily to a full nine months of expense in 2016 versus only four months of expense in 2015 as we went public in May 2015.  We controlled our professional services expenses, reducing our audit fees by $92,000, while limiting increases to legal fees and consulting services to $19,000 and $66,000, respectively.  Rent expense increased $120,000 due to moving into our new San Francisco headquarters facility in July of 2015.  Other expenses, including insurance costs also increased as a result of becoming a public company in May 2015. We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Comparison of the three months ended September 30, 2016 and 2015

The following table summarizes the Company’s results of operations (in thousands) with respect to the items set forth in such table for the three months ended September 30, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	September 30,		Variance
	2016	2015	($)	(%)

Revenue	$51	$78	$(27)	(34.6)%
Operating Expenses
Cost of revenue	10	37	(27)	(73.0)%
Research and development expense	1,968	1,240	728	58.7%
Sales and marketing expense	137	166	(29)	(17.5)%
General and administrative expense	1,115	1,390	(275)	(19.8)%
Total operating expenses	3,230	2,833	397	14.0%
Loss from operations	(3,179)	(2,755)	(424)	(15.4)%

Interest expense, net	(235)	(164)	(71)	43.3%
Other income	(1)	(42)	41	(97.6)%
Change in fair value of warrants	—	—	—	—
Net loss and comprehensive loss	$(3,415)	$(2,961)	$(454)	15.3%

Revenue and Cost of Revenue

Revenue and related cost of revenue for the three months ended September 30, 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition will depend on notification from the distributor that product has been sold to the distributor’s end customer.  In September 2016, we began selling the botanical extract to a distributor for use exclusively in China. The revenue from these sales, which totaled $24,000 in the three months ended September 30, 2016, is recognized upon shipment to the distributor as all of the needed revenue recognition criteria has been met. We experienced a reduction in unit sales in the three months ended September 30, 2016 compared to the same period in 2015 resulting in the decrease in revenue.  The decrease in cost of revenue for Neonorm products was consistent with the decrease in revenue.  The botanical extract has no cost value on the Company’s balance sheet.  Therefore no cost of revenue is recognized on sales of the botanical extract. We are increasing our efforts to promote sales growth.

Research and Development Expense

The following table presents the components of research and development expense (in thousands) for the three months ended September 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,		Variance
	2016	2015	($)	(%)
R&D:
Personnel and related benefits	$568	$460	$108	23.5%
Materials expense and tree planting	33	65	(32)	(49.2)%
Travel, other expenses	125	127	(2)	(1.6)%
Clinical and contract manufacturing	514	416	98	23.6%
Stock-based compensation	54	83	(29)	(34.9)%
Other	674	89	585	657.3%
Total	$1,968	$1,240	$728	58.7%

We increased Research and development expense $728,000 from $1.2 million in the three months ended September 30, 2015 to $2.0 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $108,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trials and contract manufacturing.  The 2015 clinical and contract manufacturing expense consisted primarily of expense incurred in setting up our manufacturing in Italy and the 2016 expense consisted primarily of expense incurred in conducting our dog and horse clinical studies. Stock-based compensation decreased $29,000 primarily due to the reduction in the fair market value of our common stock.  Other expenses increased $585,000 primarily due to a $362,000 increase in consulting expenses from $62,000 in the three months ended September 30, 2015 to $424,000 in the same period in 2016 due to a substantial increase in contractor utilization to assist in the clinical trials, and a $195,000 increase in product formulation expense from $3,000 in the three months ended September 30, 2015 to $198,000 in the same period in 2016 due to an increase in work needed to supply clinical operations with active and placebo product for use in clinical trials.  We plan to increase our research and development expense as we continue developing our drug candidates.

We also continued our reforestation efforts, although our expense decreased $32,000 from $65,000 in the nine months ended September 30, 2015 to $33,000 for the same period in 2016.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

Sales and marketing expense decreased $29,000 from $166,000 in the three months ended September 30, 2015 to $137,000 in the same period in 2016 primarily due to a reduction in headcount.  Sales and marketing expenses consist of personnel costs, direct marketing, travel and consulting expenses.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense (in thousands) for the three months ended September 30, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,		Variance
	2016	2015	($)	(%)
G&A:
Personnel and related benefits	$435	$458	$(23)	(5.0)%
Accounting fees	56	50	6	12.0%
Third-party consulting fees and Napo service fees	20	37	(17)	(45.9)%
Legal fees	73	130	(57)	(43.8)%
Travel	61	125	(64)	(51.2)%
Stock-based compensation	145	107	38	35.5%
Rent and lease expense	89	97	(8)	(8.2)%
Public company expenses	42	98	(56)	(57.1)%
Other	194	288	(94)	(32.6)%
Total	$1,115	$1,390	$(275)	(19.8)%

Our general and administrative expenses decreased $275,000 from $1.4 million in the three months ended September 30, 2015 to $1.1 million for the same period in 2016.  There was no change in headcount which is reflected in the minimal change in personnel and related benefits expense.  Stock-based compensation increased $38,000 primarily due to an increase in expense resulting from a significant number of options granted in the period offset by the expense impact reduction in the fair market value of our common stock. We were able to reduce our direct public company expenses by $56,000 in the three months ended September 30, 2016 due to reductions in public and investor relations expense, printer fees for SEC filings, and board of directors expenses.  We controlled our professional services expenses, managing only a small increase in our audit fees of $6,000, while realizing decreases to legal fees and consulting services to $57,000 and $17,000, respectively.  Other expenses decreased $94,000 primarily due to a $55,000 decrease in employee recruiting expense and a decrease of $28,000 in various service fees.  Insurance expense was constant quarter over quarter.  We expect to incur additional general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Liquidity and Capital Resources

Sources of Liquidity

We have an accumulated deficit of $36.8 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal quarter. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, and $11.1 million for the nine months ended September 30, 2016. We expect to continue to incur additional losses through the end of fiscal year 2016 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $1.8 million as of September 30, 2016 compared to $7.7 million as of December 31, 2015. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  In 2016, we entered into the CSPA with a private investor.  Under the terms of the agreement, we may sell up to $15.0 million in common stock to the investor during the approximately 30-month term of the agreement.    Upon execution of the CSPA, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268.   In consideration for entering into the CSPA, we issued 456,667 shares of our common stock to the investor.  We issued one million shares in exchange for $1,381,890 in cash proceeds under the CSPA in the three months ended September 30, 2016.  In October 2016, we issued 348,601 shares in exchange for $794,810 in cash proceeds.

•                  In October 2016, we entered into a Common Stock Purchase Agreement with an existing private investor.  Upon execution of the agreement we sold 170,455 shares of our common stock in exchange for $150,000 in cash proceeds.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of Canalevia in the near term. We have agreed to pay Indena S.p.A. fees of approximately €2.1 million under a memorandum of understanding relating to the establishment of our commercial API manufacturing arrangement in Italy. As of June 30, 2016, we remitted €1.95 million of the €2.1 million.  We paid the final €150,000 on July 15, 2016.

We do not believe our current capital is sufficient to fund our operating plan through September 2017. We will need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan.

Cash Flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table shows a summary of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands of $)
Total cash used in operations	$(11,686)	$(10,386)
Total cash provided by (used in) investing activities	1,907	(4,503)
Total cash provided by financing activities	3,895	24,421
	$(5,885)	$9,532

Cash Used in Operating Activities

During the nine months ended September 30, 2016, cash used in operating activities resulted from our net loss of $11.1 million, offset by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $396,000, stock-based compensation of $478,000, depreciation expense of $32,000, net of changes in operating assets and liabilities of $1.5 million.

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

Cash Provided by Investing Activities

During the nine months ended September 30, 2016, cash provided by investing activities primarily consisted of $2.0 million of a release of restricted cash that resulted from principal payments on our long-term debt, net of $104,000 in purchases of property and equipment.

During the nine months ended September 30, 2015 cash used in investing activities primarily consisted of $4.5 million in restricted cash that resulted from our issuance of long-term debt.

Cash Provided by Financing Activities

During the nine months ended September 30, 2016, cash provided by financing activities primarily consisted of $4.1 million in net cash received in our secondary public offering, net of commissions and certain offering expenses, and $395,000 in net cash received in the initial sale under the CSPA, net of fees and certain offering expenses, and $1.4 million received from the issuance of common stock under the aforementioned CSPA, offset by $2.0 million in principal payments on our long-term debt.

During the nine months ended September 30, 2015, cash provided by financing activities primarily consisted of the gross proceeds from the issuance of $5.9 million in long-term debt, net of discounts, and $1.3 million in convertible promissory notes, offset by $1.1 million in repayments thereof.  Additionally, $15.9 million in cash was provided related to our IPO, net of commissions and certain deferred offering costs.

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

In connection with the Notes, we issued to the noteholders warrants, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the “Warrants”). The Warrants have a $2.53 exercise price, are fully exercisable from the initial date of the first equity round of financing, have a five-year term subsequent to that date and expire in July and September 2018.

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Interest expense for the three and nine months ended September 30, 2015 was $0 and $3,237 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $8,507 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, we amortized $0 and $31,250, respectively, of the discount, which has also been recorded as interest expense in our statement of operations and comprehensive loss.

On July 16, 2014, pursuant to a convertible note purchase agreement, we issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Interest expense for the three and nine months ended September 30, 2015 was $0 and $1,627 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $3,711 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, we amortized $0 and $17,857 of the discount, respectively, which has also been recorded as interest expense in our statement of operations and comprehensive loss.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Interest expense for the three and nine months ended September 30, 2015 was $0 and $28,210 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $30,132 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon consummation of our IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued the lenders a fully vested warrant to purchase shares of our common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. We amortized $0 and $141,890 of this discount during the three and nine months ended September 30, 2015 which has been recorded as interest expense in our statement of operations and comprehensive loss.  The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was to be recorded as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 has been recorded as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, we amortized $0 and $484,329 of the BCF which has also been recorded as interest expense in our statement of operations and comprehensive loss.

2015 Convertible Notes

In February 2015, we issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, we issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes.  The remaining outstanding note of $150,000 is payable to the lendor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, we entered into an amendment to delay the repayment of the principal and related interest under the terms of the note from July 31, 2016 to October 31, 2016. On November 8, 2016, we entered into an amendment to extend the maturity date of the outstanding note from October 31, 2016 to January 1, 2017.  In exchange for the extension of the maturity date, on November 8, 2016, our board of directors granted the lendor a warrant to purchase 120,000 shares of our common stock for $0.01 per share.  The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The note is included in notes payable in our balance sheet. We have accrued interest of $29,392, which is included in accrued liabilities in our balance sheet, and incurred $4,537 and $11,342 in interest expense in the three and nine months ended September 30, 2015, and $4,537 and $13,512 in interest expense in the three and nine months ended September 30, 2016. The note remains outstanding as the lendor elected not to convert the note as per the terms of the note.  We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital.  For the three and nine months ended September 30, 2015, we amortized $26,786 and $250,000 of the BCF as interest expense in our statement of operations and comprehensive income.

In March 2015, we entered into a non-binding letter of intent with Dechra Pharmaceuticals PLC (“Dechra”). In connection therewith, Dechra paid us $1.0 million. At March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, Dechra purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued Dechra a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of our common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the three and nine months ended September 30, 2015, we amortized $0 and $1,000,000 of the BCF as interest expense in the our statement of operations and comprehensive income.

As of September 30, 2016 and December 31, 2015, the convertible notes payable obligations were as follows:

	September 30,	December 31,
	2016	2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—
Net debt obligation	$150,000	$150,000

Interest expense on the convertible notes payable was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal Interest	$4,537	$4,537	$13,512	$66,082
Amortization of debt discount	—	26,786		1,925,326
Accretion of end-of-term payment	—	—		—
Debt issuance costs	—	—		—
	$4,537	$31,323	$13,512	$1,991,408

At September 30, 2016 and December 31, 2015, interest payable on convertible notes payable was $89,511 and $75,999, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, we entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds to us were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six-month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of our common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six-month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These were recognized as interest expense over the six-month term of the Bridge using the effective interest method.  We amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense.  The Company fully extinguished the debt in May 2015.

Interest expense on the notes payable-bridge loans was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal interest	$—	$—	$—	$100,000
Amortization of debt discount	—	—	0	521,291
Debt issuance costs	—	—	0	86,667
Repayment premium	—	—	0	201,600
	$—	$—	$—	$909,558

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

On April 21, 2016, the loan and security was amended upon which we repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest only payments for the period from May through August 2016.

As of September 30, 2016 and December 31, 2015, the net long-term debt obligation was as follows:

	September 30,	December 31,
	2016	2015
Debt and unpaid accrued end-of-term payment	$4,314,301	$6,115,797
Unamortized note discount	(56,247)	(106,635)
Unamortized debt issuance costs	(140,839)	(206,235)
Net debt obligation	$4,117,215	$5,802,927

Current portion of long-term debt	$1,846,101	$1,707,899
Long-term debt, net of discount	2,271,114	$4,095,028
Total	$4,117,215	$5,802,927

Future principal payments under the long-term debt as of September 30, 2016 are as follows:

Years ending December 31 (except 2016 which is the three months ending December 31)	Amount
2016 October through December	$477,286
2017	2,032,048
2018	1,479,246
Total future principal payments	$3,988,580
2018 end-of-term payment	$560,000
$4,548,580
Less: unaccreted end-of-term payment at September 30, 2016	$(234,279)
Debt and unpaid accrued end-of-term payment	$4,314,301

The obligation at September 30, 2016 and December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nominal Interest	$103,566	$72,600	$364,566	$72,600
Amortization of debt discount	15,337	8,993	50,388	8,993
Accretion of end-of-term payment	63,897	37,464	209,924	37,464
Debt issuance costs	47,855	13,214	135,795	13,214
	$230,655	$132,271	$760,673	$132,271

At September 30, 2016 and December 31, 2015, interest payable on long-term debt was $32,906 and $51,150, respectively.

At the IPO, our outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrant activity is summarized as follows:

	September 30,	September 30,
	2016	2015
Warrants outstanding January 1	748,872	494,267
Issuances	—	254,605
Cancellations	(33,333)	—
Warrants outstanding September 30, 2016	715,539	748,872

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares of our common stock sold pursuant to the CSPA, as disclosed on our Form 8-K filed with the SEC on June 9, 2016, there were no unregistered sales of equity securities during the period.

Item 6. Exhibits

Exhibit Number	Description
10.1**	Supply and Distribution Agreement, dated as of September 6, 2016, by and between Jaguar Animal Health, Inc. and Integrated Animal Nutrition and Health Inc.
10.2	Common Stock Warrant issued pursuant to the Letter Agreement, dated November 8, 2016, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires July 28, 2022.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 14, 2016
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer