Form 10-Q/A
period 2016-09-30
Jaguar Animal Health, Inc.
filed 2016-12-05
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Jaguar Animal Health, Inc.  (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Filing”). In its Original Filing, the Company filed a redacted copy of the Supply and Distribution Agreement, dated as of September 6, 2016, by and between the Company and Integrated Animal Nutrition and Health Inc. (the “Agreement”) and filed a confidential treatment request with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  After due consideration, the Company determined to withdraw its confidential treatment request with the SEC and is including herewith as Exhibit 10.1 an unredacted copy of the Agreement.  This Form 10-Q/A updates Item 6 of Part II of the Original Filing to reflect the Company’s withdrawal of its confidential treatment request.  The new Exhibit 10.1 is the only change being made to the Original Filing. In addition, as required by Rule 12b—15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

This Form 10-Q/A does not attempt to modify or update the disclosures in any other items set forth in the Original Filing, and speaks as of the date of the Original Filing, unless otherwise noted. The Original Filing, as amended, is set forth in its entirety for convenience, but not all exhibits filed with the Original Filing are filed with this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

PART II. — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1	Supply and Distribution Agreement, dated as of September 6, 2016, by and between Jaguar Animal Health, Inc. and Integrated Animal Nutrition and Health Inc.
10.2

Common Stock Warrant issued pursuant to the Letter Agreement, dated November 8, 2016, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires July 28, 2022 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016).

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)
101.SCH	XBRL Taxonomy Extension Schema Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)
101.CAL	XBRL Taxonomy Extension Calculation Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as Exhibit 101 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016)

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2016
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer

2