Form 10-K
period 2016-12-31
Jaguar Animal Health, Inc.
filed 2017-02-15
CIK 1585608

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

             As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $11,289,717 based upon the closing sales price of the registrant's common stock on The NASDAQ Global Market on such date.

             The number of shares of the registrant's Common Stock outstanding as of February 14, 2017 was 14,007,132.

             DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the proxy statement for the registrant's 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2016 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

        Jaguar Animal Health, our logo, Canalevia and Neonorm are our trademarks that are used in this Form 10-K. This Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-K appear without the ©, ® or ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Recent Developments

Proposed Merger with Napo Pharmaceuticals, Inc.

        On February 8, 2017, we entered into a binding agreement of terms, or Binding Agreement of Terms, for the acquisition of Napo Pharmaceuticals, Inc., or Napo, which was our parent company until May 13, 2015. Following the merger, Napo will operate as our wholly-owned subsidiary, focused on human health. The binding financial terms of the merger include a 3-to-1 Napo-to-Jaguar value ratio to calculate the relative ownership of the combined entity. As of January 31, 2017, Napo owned approximately 19% of the outstanding shares of our common stock.

        The Binding Agreement of Terms sets forth the financial terms of the merger and customary conditions to closing, which include but are not limited to completion of due diligence, receipt of a fairness opinion, and stockholder and other approvals. Additionally, the financial terms of the merger and conditions to closing include provisions that (i) Napo's secured convertible debt shall not exceed $10.0 million and its unsecured debt shall not exceed $3.0 million, and (ii) a third party will invest $3.0 million in us for approximately four million shares of our newly issued common stock with the investment proceeds loaned to Napo immediately prior to the consummation of the merger. The Binding Agreement of Terms also provides that if the merger fails to close for any reason on or prior to July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) failing to perform in accordance with the terms and conditions of the agreement or (ii) failing to abide by or breaching the provisions or representations, warranties and covenants of the agreement or the merger documents, then, on or before the close of business on August 7, 2017, we will be required to issue 2,000,000 shares of our restricted common stock to Napo.

Collaboration with Elanco for Development and Co-Promotion of Canalevia

        On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement, or the Elanco Agreement, with Elanco US Inc., or Elanco, to license, develop and commercialize Canalevia, our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals, or collectively, the Licensed Products. The Elanco Agreement grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

        Under the terms of the Elanco Agreement, we received a $1.5 million upfront payment and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will also reimburse us for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs.

        The Elanco Agreement became effective on January 27, 2017, and the term of the collaboration will continue throughout the development and commercialization of the product candidates, on a country-by-country and Licensed Product-by- Licensed Product basis, until the latest of (i) the date on which no valid claim of certain issued or granted patents specified in the Elanco Agreement in the respective country exists, (ii) the expiration of any regulatory exclusivity in such country covering such Licensed Product, or (iii) the fifteenth anniversary of the first commercial sale of a Licensed Product in such country.

        The Elanco Agreement may be terminated by Elanco on a voluntary basis upon completion of the dose ranging study or at any time upon 90 days' written notice to us, or for cause for our failure to complete a quality assessment of a certain facility of Glenmark Pharmaceutical Limited to Elanco's satisfaction within six months of the effective date of the Elanco Agreement. The Elanco Agreement may also be terminated by either party (i) for the other party's material breach, where such breach is not cured within the timeframe specified by the agreement, (ii) upon the bankruptcy, insolvency or dissolution of the other party, or (iii) for certain activities involving the challenge of certain patents licensed by us to Elanco. Upon expiration of the term of the Elanco Agreement or termination for our breach, among other things, we have agreed to assign to Elanco all registrations and trademarks obtained in connection with the

Licensed Products. Upon termination for Elanco's breach, among other things, Elanco has agreed to assign to us all registrations obtained in connection with the Licensed Products.

ITEM 1.    BUSINESS

BUSINESS

Overview

        We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. We achieved statistically significant results in a multicenter canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. Two-hundred dogs were enrolled in the Canalevia pivotal study, which completed enrollment in January 2017. Jaguar has received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Mytesi (formerly known as Fulyzaq), was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo. The reception among users of our lead non-prescription products—Neonorm Calf and Neonorm Foal, an anti-diarrheal product we launched for newborn horses in early 2016—has been quite positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. Equilevia (formerly referred to as SB-300) is Jaguar's prescription drug product candidate for treatment of gastrointestinal ulcers in horses. Equilevia is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves. Canalevia, Equilevia and Neonorm are distinct products formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs. In July 2016 we released data from two China-based studies sponsored by Fresno, California-based Integrated Animal Nutrition and Health Inc. showing remarkable resolution of diarrhea and cure of piglets afflicted with diarrhea following treatment with a Croton lechleri botanical extract administered in water.

        As we announced in December 2016, Jaguar has signed a distribution agreement with Henry Schein, Inc., the world's largest provider of health care products and services to office-based dental, animal health and medical practitioners, for exclusive distribution of Neonorm Foal product to all segments of the U.S. equine market. Henry Schein's animal health business, Dublin, Ohio-based Henry Schein Animal Health, employs approximately 900 team members and had 2015 net sales of $2.9 billion. The agreement became effective on December 9, 2016, and, subject to provisions specified in the agreement, shall continue in force for an initial period of one year. Thereafter, unless either party notifies the other of its intent not to renew the term of the agreement at least 30 days prior to the end of the then current term, the term shall be automatically renewed upon expiration for successive renewal terms of one year.

        As we announced in September 2016, we have signed an exclusive supply and distribution agreement for this botanical extract with Integrated Animal Nutrition and Health Inc. for dairy cattle and pigs in the Chinese marketplace. According to the Minnesota-based Institute for Agriculture and Trade Policy, swine production was expected to reach 723 million head in 2014 in China, where pork is still the main protein source for many consumers. In 2015 there were an estimated 15.6 million dairy cattle in China, according to Index Muni. Integrated Animal Nutrition and Health, Inc. has minimum purchase requirements of the botanical extract to maintain their exclusivity.

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

        In January 2016 we announced positive topline results from the proof-of-concept study we initiated in November 2015 to evaluate the safety and effectiveness of Equilevia, our investigational new animal drug for treatment of gastrointestinal ulcers in horses. In April 2016, we announced that standard drug testing in race horses having received Equilevia did not detect any substances commonly disallowed by horse racing authorities. The results of this initial study show that Equilevia may offer horse owners an additional advantage in the competition horse world, where requirements exist for animals to compete free from the effect of any drugs. Future work is being planned to confirm these results. The study also provided visual evidence suggesting that feed does not interfere with the product candidate's local availability in the gut. In November 2016 we completed enrollment in a dose determination study of the target commercial paste formulation of Equilevia, with both a placebo control arm and a positive control comparator, Merial's GASTROGARD® product. The randomized, blinded, controlled, multisite dose determination study enrolled 121 racehorses two years of age or older. All enrolled horses were diagnosed with glandular and squamous gastric ulcers. The primary objective of the study is to select the minimally effective dose of Equilevia for the treatment of equine gastric ulcers in a future pivotal field study.

        Horses on treatment with Equilevia in the dose determination study had higher average winnings as a percent of purse in races during the study treatment period compared with the period in which they raced prior to the study. Horses on placebo or on the positive control had a reduction in their average winnings as a percent of purse during the study treatment period compared with the period in which they raced prior to the study.

        Additionally, horses on treatment with Equilevia had higher average total dollar winnings in races during the study period compared with the period in which they raced prior to the study. However, horses on placebo had a reduction in total earnings in races during the study period compared with the period in which they raced prior to the study, whereas horses on GASTROGARD® had essentially no change in their earnings in races compared with the period in which they raced prior to the study.

        When analyzing data according to whether or not a horse finished a race in the top 3 or in the top 5, there was also an improvement seen for horses treated with Equilevia during the study treatment period compared with the period in which they raced prior to the study. Horses treated with placebo, however, had a reduction in frequency of finishing in the top 3 or in the top 5 in the study period compared with the period in which they raced prior to the study.

        No statistically significant comparisons were generated for the aforementioned exploratory analyses. Racing results in horses treated with Equilevia during our dose determination study are of interest because ulcers are a particular problem in equine athletes. This study was not powered for this type of result nor would we expect to have such a result listed in a product label.

        A full analysis of the dose determination study data with scoring of squamous and glandular ulcers is awaiting an independent, blinded review by an equine veterinarian experienced in gastric ulcer disease, and is expected to be available in early Q1, 2017.

        Ulcers are lesions of the lining of the digestive tract and are very common in horses used for many competitive activities. We believe that because Croton lechleri-derived products have been shown to act locally in the gut and have traditional use and rodent model benefit for ulcers, Equilevia has the potential to address ulcers in horses, as well as diarrhea. We are initially developing this product for the indication of equine gastric ulcer syndrome (EGUS), and we plan to potentially investigate the possible efficacy of this product candidate for treatment of colonic ulcers in horses as a potential follow on indication following the anticipated launch of Equilevia. EGUS results from both squamous and glandular gastric ulceration. Ulcers can negatively impact the performance of horses which are expected to perform at peak efficiency, including show horses and race horses. We believe a significant market exists for a product that treats both squamous and glandular ulcers in horses without altering stomach pH. According to a 2005 study, 54% of performance horses have both colonic and gastric ulcers and 97% of performance horses have either a gastric (87%) or a colonic (63%) ulcer. Data from the American Horse Council states that there are currently 9.2 million horses in the U.S., a population that includes 844,531 race horses, more than 2.7 million show horses, and more than 3.9 million recreational horses. Data from the Food and Agriculture Organization of the United Nations indicate that there were approximately 5.7 million horses in Europe in 2013 and nearly 60.0 million horses in 2013 worldwide. Our goal is to see Equilevia serve as an important tool in the standard of care for equine ulcers.

        Diarrhea is one of the most common reasons for veterinary office visits for dogs and is the second most common reason for visits to the veterinary emergency room, yet to our knowledge there are currently no FDA-approved anti-secretory agents to treat canine diarrhea. We estimate that in the United States, veterinarians see approximately 6.0 million annual cases of acute and chronic watery diarrhea in dogs, approximately two-thirds of which are acute diarrhea. We believe that Canalevia will be effective in treating acute diarrhea because it acts at the last physiological step, conserved across mammalian species, in the manifestation of acute diarrhea, regardless of cause, by normalizing ion and water flow in the intestinal lumen. We have received MUMS designation for Canalevia for the treatment of CID in dogs. We plan to market Canalevia for the MUMS indication in 2017, if approved, and for acute diarrhea in early 2018, if approved, through our focused commercial efforts and to complement our relationships with distribution partners.

        According to the Dairy 2007 study conducted by the USDA, almost one in four preweaned dairy heifers, or female calves, suffers from diarrhea or other digestive problems. The preweaning period is generally the first 60 days after birth. Scours, diarrhea or other digestive problems are responsible for more than half of all preweaned heifer calf deaths, and result in impaired weight gain and long-term reduction in milk production. We believe that the incidence rate of scours and its corresponding financial impact represent a health and business opportunity and that Neonorm Calf has the potential to effectively meet this need.

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

        In January 2016 we announced the initiation of a placebo-controlled study in conjunction with researchers from Cornell to evaluate the efficacy of the prophylactic use of a second-generation formulation of Neonorm Calf administered in liquid on naturally occurring diarrhea and dehydration in preweaned dairy calves and investigate the possible prebiotic benefit of the product. This double-blinded, randomized study involved 40 Holstein bull calves affected with naturally occurring diarrhea. The study results, announced in June and September of 2016, show that calves under prophylactic administration of Neonorm Calf had significantly lower water content in fecal samples at multiple measurement points, lower incidence of diarrhea, and had fewer fluid therapy interventions. We are developing a second generation Neonorm Calf product formulation to be administered in liquid for total herd prophylactic management of diarrhea, or scours. A paper on this study, titled "Prophylactic use of a standardized botanical extract for the prevention of naturally occurring diarrhea in newborn Holstein calves", was recently published in the official journal of the American Dairy Science Association, Journal of Dairy Science—a leading peer-reviewed general dairy research journal.

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

        The reception among users of Neonorm Foal, the anti-diarrheal for newborn horses that we launched in early 2016 with a nationwide campaign offering samples, has been overwhelmingly positive. User feedback regarding Neonorm Calf also continues to be very favorable. Commercialization of these two non-prescription products has provided numerous benefits that we intend to leverage during our expected introductions of high value, first-in-class prescription drug products into the U.S. marketplace and beyond. The commercialization process has allowed us to extend to animals the clinical utility of the novel mechanism of action of Croton lechleri-derived anti-secretory products, refine messaging to veterinarians, fine-tune internal processes, forge commercial manufacturing relationships, and develop commercial infrastructure with important distributors relevant to both prescription and non-prescription products.

        As we announced on February 2, 2017, Jaguar has begun entry into the organic market with Neonorm Calf, following listing of Neonorm Calf with an organization that evaluates livestock products in accordance with the U.S. Department of Agriculture (USDA) National Organic Standards on behalf of specified producers in New York state. Additionally, Jaguar is applying to have Neonorm Calf listed by the Organic Materials Review Institute (OMRI). OMRI is an international nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed® products are allowed for use in certified organic operations under the USDA National Organic Program. According to the Organic Trade Association's (OTA) 2016 Organic Industry Survey, the U.S. organic industry posted new records in 2015, with total organic product sales hitting a new benchmark of $43.3 billion, up 11% from the previous year's record level and outpacing the overall food market's growth rate of 3%. According to OTA, dairy, the second biggest organic food category, accounted for $6.0 billion in sales, an increase of over 10%, and dairy accounts for 15% of total organic food sales.

        Organic livestock production plays a vital role in support of a sustainable and safe farm and food system, both in the U.S. and internationally. According to a report published by Allied Market Research, the global market for organic dairy food and drinks—organic milk, yogurt, cheese, and others—is expected to grow at a compound annual growth rate of 14.25% from 2016 to reach $36.7 billion by 2022 from $14.5 billion in 2015. We believe Neonorm Calf will qualify as allowable for use on certified organic dairies throughout the U.S., and we're currently working to obtain additional required listings.

        Canalevia utilizes the same mechanism of action as Neonorm Foal and Neonorm Calf—and of Mytesi (formerly known as Fulyzaq), the human drug approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Each of these products normalizes ion and water flow into the intestinal lumen. Because this is a physiological pathway generally present in mammals, we have validated our low risk strategy of extending the clinical success in humans to preweaned dairy calves, foals, piglets, and dogs; and we believe these clinical benefits will continue to be confirmed in other mammalian species.

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

        Our management team has significant experience in gastrointestinal and animal health product development. This experience includes the development of crofelemer for human use, from discovery and preclinical and clinical toxicity studies, including the existing animal studies to be used for Canalevia regulatory approvals, through human clinical development. Our team also includes individuals who have prior animal health experience at major pharmaceutical companies.

Product Pipeline

        We are developing a pipeline of prescription drug product candidates and non-prescription (non-drug) products to address unmet needs in animal health. Our pipeline currently includes prescription drug product candidates for nine indications across multiple species, and non-prescription products targeting seven species.

 Prescription Drug Product Candidates

Product Candidates	Species	Indication	Recent Developments	Anticipated Near-Term Milestones
Canalevia	Dogs	CID	• Completed safety study with commercial formulation in June 2015	• Initiate pilot study for TKI associated diarrhea management • Commercial launch in 2017

	Dogs	Acute diarrhea	• Concurred protocol • Initiated pivotal field trial to evaluate safety and effectiveness • Entered into License, Development, Co-Promotion and Commercilization Agreement with Elanco in January 2017

•

Pivotal field trial completes enrollment

•

File all major sections of NADA in mid-2017

•

Commercial launch in early 2018

•

Development, co-promote and distribution partner

•

Initiate development of second generation chew formulation for chronic administration

Species-specific formulations of crofelemer	Horses	Diarrhea associated with acute colitis	• Completed pilot safety study in December 2015	• Seek MUMS designation and product development 2017

Equilevia	Horses	Ulcers	• Proof-of-concept safety and effectiveness results in January 2016 • Product development meeting with FDA in first half 2016 • Initiated dose confirmation study • Positive racing results	• Product development meeting with FDA in first half of 2017 • Minimum dose results, commercial dose selection, and commence pivotal field trial

Product Candidates	Species	Indication	Recent Developments	Anticipated Near-Term Milestones
	Cats	Acute diarrhea	• INAD opened in 2014 • Entered into License, Development, Co-Promotion and Commercilization Agreement with Elanco in January 2017	• Initiate safety and proof-of-concept

Virend (topical)	Cats	Herpes virus	• INAD opened in 2014	• Initiate safety and proof-of-concept

Species-specific formulations of NP-500	Dogs	Obesity-related metabolic dysfunction	• INAD opened in 2014

	Horses	Metabolic syndrome	• INAD opened in 2014

	Cats	Type II diabetes	• INAD opened in 2014

Non-Prescription Products

Products	Species	Use	Recent Developments	Anticipated Near-Term Milestones
Neonorm Calf	Dairy & beef calves	Helps proactively retain fluids in calves—aiding the animals in avoiding debilitating, dangerous levels of dehydration	• Field study supports beneficial effect on prewean weight gain • Positive prophylactic results • Distribution deal China	• Launch second generation formulation for administration in liquid, prophylaxis • Commercial launch in South America • Business development activities

Species-specific formulations of Neonorm	Horse foals	Anti-diarrheal for newborn horses	• Completed proof-of-concept study in November 2015 • Soft-launched product in December 2015 • Commercial launch with exclusive Schein distribution deal at AAEP, 2016	• Evaluation of Neonorm Horse product

Products	Species	Use	Recent Developments	Anticipated Near-Term Milestones
	Piglets	Normalize fecal formation in piglets	• Positive preliminary topline results of two studies by Integrated Animal Nutrition and Health Inc. to evaluate the safety and effectiveness of Neonorm in piglets	• Expansion of distribution in China

	Other farm/production animals	Supports gut health normalizing fecal formation	• Selected clinical research	• Initiate proof-of-concept studies and partnering discussions, multiple species; multiple geographies

        Canalevia is our lead prescription drug product candidate, intended for the treatment of various forms of diarrhea in dogs. Equilevia is our prescription drug product candidate for the treatment of gastrointestinal ulcers in horses. Canalevia and Equilevia contain ingredients isolated and purified from the Croton lechleri tree, which is sustainably harvested. Neonorm Calf and Neonorm Foal are our lead non-prescription products. Neonorm is a standardized botanical extract derived from the Croton lechleri tree, which is also provided as botanical extract for piglets and dairy calves to China, under an exclusive distribution agreement. Canalevia and Neonorm are distinct products that act at the same last step in a physiological pathway generally present in mammals.

        We are developing Canalevia as a prescription drug product and Neonorm as a non-prescription product due to differences between the companion, horse and production animal markets. Owners of companion animals and equine athletes generally visit veterinarians, who prescribe a product to treat a disease or condition. We believe the ability to make a disease treatment claim is important in this market, and such a claim is only possible with FDA approval as a prescription product. In contrast, dairy farmers and other production animal owners generally make purchasing decisions based on a product's ability to demonstrate an economic benefit from health endpoints, such as weight gain.

        For our prescription product line, we are seeking protocol concurrences with the FDA where appropriate. A protocol concurrence in animal drug development means that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied and will not change its view of these matters, unless public or animal health concerns arise that were not recognized at the time of concurrence or we change the protocol. We plan to seek concurrence on all major regulatory trials.

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

Business Strategy

        Our goal is to become a leading animal health company with first-in-class products that address unmet medical needs in both the companion and production animal markets, and the equine market. To accomplish this goal, we plan to:

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

        In 2014 we launched Neonorm in the United States under the brand name Neonorm Calf, and in December 2015 we conducted the soft launch of Neonorm Foal. We intend to establish a focused direct commercial effort, initially for the production animal markets. We will direct our commercial efforts on educational activities and outreach to key opinion leaders and decision makers at targeted regional and global accounts and also plan to continue to partner with leading distributors to commercialize our products. We expect that our current and future distribution partners will have the presence, name recognition, reputation and reach in the veterinary markets and in both key urban and rural centers, as appropriate. We believe this overall approach is scalable and transferable as we expand our commercialization efforts to companion animals, as well as when we expand internationally.

Launch Canalevia and our other product candidates for companion animals, if approved, leveraging the commercial capabilities and brand awareness we are currently building.

        We have nine active INADs filed with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, formulations of Equilevia in horses, and Canalevia for cats and dogs, and potentially for diarrhea associated with acute colitis in horses.

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

        Additionally, in September 2016, we entered an exclusive supply and distribution agreement for Croton lechleri botanical extract with Fresno, California-based Integrated Animal Nutrition and Health Inc. for dairy cattle and pigs in the Chinese marketplace. The agreement was executed following the positive results, which we announced in July 2016, of two studies to evaluate the safety and effectiveness of the botanical extract in piglets. The terms of the agreement specify annual minimum purchase amounts that are required to maintain exclusivity, and state that Integrated Animal Nutrition and Health Inc. is responsible for all activities and costs to obtain all required product registrations, marketing authorizations, and customs clearances for the Chinese market.

        According to Index Muni, swine production is projected to reach 672.5 million head in 2017 in China, where pork is still the main protein source for many consumers. According to New Zealand-based NZX Agri, in 2017 there will be 7 million cows "in milk" (lactating cows) in China. With the world's largest population, China has been experiencing an increase in demand for dairy products as a result of sharply increasing income levels, fast-changing food habits, the desire of parents to feed their babies high-protein formula, and the loosening in 2015 of China's longstanding one-child policy, among other factors.

        As we work to expand our commercialization efforts, we intend to seek out additional opportunities to enter key international markets. Certain markets, such as high performance horses, have strong international synergies benefiting market awareness and demand. We may also enter into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States where appropriate.

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

Canalevia—Chemotherapy-Induced Diarrhea in Dogs

  Overview

        Canalevia is a three-day, twice-daily formulation of crofelemer that we are developing for the treatment of CID in dogs. Canalevia is enteric-coated for targeted release of crofelemer, the active pharmaceutical ingredient, or API, in Canalevia, in the intestine. We have received MUMS designation for Canalevia for the treatment of CID in dogs, which provides an opportunity to shorten the timeframe to commercialization. In June 2015 we completed a multi-site pilot safety study involving the anticipated commercial formulation of Canalevia for CID. We've completed submission of all required major technical sections for the NADA for CID to the FDA for phased review. We expect to receive FDA acknowledgment of the completion of all required technical sections in support of conditional approval of Canalevia in 2017 for CID in dogs. Under MUMS designation, we would be required to initiate a pivotal study in the five years following conditional approval to generate the data required for full approval.

        As we announced on January 31, 2017, Jaguar and Elanco US Inc., a subsidiary of Eli Lilly and Company, have signed an agreement to license, develop, co-promote and commercialize Canalevia, Jaguar's drug product candidate under investigation for treatment of acute and CID in dogs. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals. Jaguar and Elanco will collaborate on the global development of the product and on its commercialization in the U.S. Under the terms of the agreement, Jaguar has retained the commercial responsibility for the CID indication of Canalevia in dogs, which has received MUMS designation from the FDA and which the company expects will be the first indication available commercially in the next year.

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

  Our Solution

        We believe that Canalevia is an ideal treatment for CID in dogs because of its demonstrated novel anti-secretory mechanism of action. Canalevia acts locally in the gut and is minimally absorbed systemically. It does not alter gastrointestinal motility, has no significant effects on normally functioning intestinal ion channels and electrolyte or fluid transport, and has no side effects different from placebo. These features are further augmented by its lack of effects on the absorption and/or metabolism of co-administered chemotherapy drugs, orally or by other routes of administration. Canalevia acts by normalizing the flow of excess ions and water in the intestinal lumen. The flow of excess ions and water into the intestinal lumen is the last step common to the manifestation of acute diarrhea. As a result, we believe Canalevia may be effective in the treatment of acute diarrhea, regardless of cause, including CID. We intend to conduct a study in tyrosine kinase inhibitor ("TKI") induced diarrhea in dogs with cancer in 2017, to assist our educational and commercial efforts in anticipation of conditional approval of Canalevia for CID.

        Human formulations of crofelemer have been studied and found effective in human patients with various types of watery diarrhea, including traveler's diarrhea, HIV-related diarrhea and other acute infectious diarrheas, including cholera. Crofelemer has been clinically demonstrated to have a safety profile not different from placebo in humans and several animal species, including dogs.

  Clinical Data

        Canalevia is a canine-specific formulation of crofelemer. A human-specific formulation of crofelemer, Mytesi (formerly known as Fulyzaq), was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. A number of clinical studies of crofelemer were conducted by Napo in dogs in support of this approval that included dose toxicity studies. Safety was established by conducting a series of toxicity studies involving a total of 32 dogs six months of age and older. Dosage levels varied within and across the studies: two single dose acute toxicity studies were conducted on four dogs each; two seven-day repeat administration studies were conducted on four dogs each; one 30-day repeat administration study was conducted on four dogs; and one nine-month repeat administration study on eight dogs. The toxicology studies in dogs showed minimal to no adverse effects following dosing up to approximately 50 times the anticipated efficacious dose. The clinical studies previously conducted in dogs also included multiple dose studies. We are currently conducting safety studies in dogs as young as eight weeks of age to expand the studied dog population for safety labelof Canalevia to include younger dogs.

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

        As we announced on January 31, 2017, Jaguar and Elanco US Inc., a subsidiary of Eli Lilly and Company, have signed an agreement to license, develop, co-promote, and commercialize Canalevia, Jaguar's drug product candidate under investigation for treatment of acute and CID in dogs. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals. Jaguar and Elanco will collaborate on the global development of the product and on its commercialization in the U.S. Under the terms of the agreement, Jaguar has retained the commercial responsibility for the CID indication of Canalevia in dogs, which has received MUMS designation from the FDA and which the company expects will be the first indication available commercially in the next year.

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

        The protocol for this study is based on our experience and success in previous human and dairy calf studies evaluating Croton lechleri derivatives and their effect on acute diarrhea. Based on the results, we designed the pivotal trial to evaluate the safety and effectiveness of Canalevia for the indication of acute diarrhea in dogs. In December 2015 we initiated this pivotal trial. The prospective, blinded, randomized, placebo-controlled study is being conducted on an inpatient basis at private veterinary practices, animal shelters and animal rescues across the U.S. A single protocol is being followed at all sites, and enrolled dogs remain on-site and are individually housed for the duration of the study. The study enrolled 200 dogs exhibiting secretory, or watery, diarrhea. Participating dogs were randomized to receive either Canalevia or a placebo orally twice daily for three days. The study's primary endpoint is to demonstrate a resolution of diarrhea. The study period is divided into three 24-hour treatment periods followed by a 24-hour observation period, and fecal assessments are completed at least six times daily. Study completion testing includes a physical examination, clinical pathology testing and a final fecal assessment. Jaguar has completed enrollment of this study and expects top-line results in 1H, 2017. The company expects to file all major section of the NADA, including the results from this pivotal trial, by mid-2017.

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

        We intend to develop a species-specific formulation of crofelemer to treat diarrhea associated with acute colitis in horses. We believe colitis affects thousands of horses in the United States each year, and in December 2015 we completed a pilot safety study in conjunction with Louisiana State University to evaluate crofelemer in adult horses, the first step in the development program for diarrhea associated with acute colitis. The study involved three healthy horses treated with three consecutive, three-day cycles of escalating dose levels (up to approximately eight times the proposed dosage in horses) of an oral crofelemer paste. Clinical observations, vital signs, biochemical changes (complete blood count, serum chemistry and urinalysis) and adverse events were evaluated for dose-limiting toxicity after each dose level. The study concluded that dose-limiting toxicities were not observed at any of the three dose levels.

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

        In January 2016 we announced positive topline results from the proof-of-concept study we initiated in November 2015 to evaluate the safety and effectiveness of our investigational new animal drug, Equilevia, for the treatment of EGUS in horses.

        In this prospective, blinded, randomized, negative controlled study, Standardbred or Thoroughbred racehorses were randomized to one of three groups (10 horses per group) and treated for 28 days: horses in the placebo group received water-filled syringes every 6 hours; those in the TRT5 group received 5 grams of Equilevia divided into 2 doses per day; and those in the TRT40 group received 40 grams of Equilevia divided into 4 doses per day. Strict enrollment criteria required patients to have both squamous (non-glandular) and glandular gastric ulcerations. All horses were examined by gastroscopy (stomach endoscope) by blinded equine investigators on Day 0 (prior to treatment; baseline), and on Day 14 (mid-study), Day 28 (last day of treatment) and Day 35 (7 days after last treatment). Treatment-related adverse events were not observed.

        With respect to glandular ulcerations, a statistically significantly greater number of horses in both the TRT40 (89%) and the TRT5 (78%) group had an improvement or a resolution of glandular ulcerations, compared with the placebo (25%) group as soon as Day 14. By Day 35, all of the Equilevia treated horses had experienced improvement or resolution, whereas 25% of horses in the placebo group still had not improved or resolved during the study.

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

        In February 2016 we announced that further analysis of the study results indicates that Equilevia did not alter gastric pH during the trial, or for 7 days after therapy. Gastric pH during therapy was observed to be similar to baseline gastric pH at all measured study time points. Whereas other ulcer treatments (e.g. proton pump inhibitors like omeprazole) rely on a mechanism of action that blocks gastric acid secretion for the treatment and prevention of equine gastric ulcer syndrome (EGUS), our preliminary data indicate that Equilevia may have advantages. Treatments for EGUS that do not alter gastric pH are important because maintaining low gastric pH is essential for digestion, for gut immunity and first line defense against pathogens, for the absorption of vitamins and minerals, and for potentially other downstream effects.

        Equilevia may offer horse owners an additional advantage over omeprazole in the competition horse world, where the requirement exists for equine athletes to compete free from the effect of any drugs. International screening limits for horse racing state that omeprazole has a 72-hour detection time. Detection time is defined as the first observed time point at which urine and/or plasma samples collected from a horse are negative for the presence of a specified drug. Because Equilevia acts locally in the gut and is minimally absorbed, it is unlikely that use of this drug product candidate will present any issues related to detection time. We intend to demonstrate that Equilevia is not systemically absorbed in horses, thereby providing a treatment regimen that can continue without mandatory withdrawal prior to competition. Moreover, we also aim to demonstrate that Equilevia can be administered in the presence of feed, another constraint of omeprazole administration.

        Following the late stage development toward anticipated FDA approval of Equilevia, Jaguar plans to focus initial promotional efforts on the segment of the equine market that is most likely to seek treatment for EGUS: owners and caregivers of high-value horses, equine athletes, and horses that are insured. According to the American Veterinary Medical Association, an estimated 9% of horse owners in the U.S. have insurance for the animals.

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

        It is clear that development of a natural alternative treatment for EGUS that maintains stomach health without altering stomach pH is desirable. As previously announced, we initiated a dose determination study in May 2016 to determine the minimum effective dose of Equilevia for the treatment of EGUS and to support development of the optimal commercial formulation. As we announced in November 2016, the dose determination study has been completed, and a full analysis of the study data with scoring of squamous and glandular ulcers is expected to be available in Q1, 2017. We also plan to initiate a field study for Equilevia, timed to take place during horse racing off-season, when race horses are available to participate.

        Our goal is to see Equilevia serve as an important tool in the standard of care of horses with all types of ulcers. Additionally, we believe a significant market exists for a product that treats both gastric and colonic ulcers in horses without altering stomach pH. According to a 2005 study, 54% of performance horses have both colonic and gastric ulcers and 97% of performance horses have either a gastric (87%) or a colonic (63%) ulcer. While we are initially developing Equilevia for the indication of EGUS, we plan to investigate the possible efficacy of this product candidate for treatment of colonic ulcers as a follow on indication in horses following the anticipated launch of Equilevia.

Crofelemer—Cats

        According to the American Veterinary Medical Association, there were approximately 74.0 million cats in the United States in 2012. We estimate that veterinarians see approximately 2.9 million annual cases of acute diarrhea in cats. Veterinarians typically treat acute diarrhea in cats with the same treatments used for dogs, namely antibiotics, probiotics, dietary restrictions and products approved and formulated for humans, such as Imodium and other anti-motility agents, as well as binding agents that absorb water such as Kaopectate and Pepto-Bismol.

        We are currently developing a species-specific formulation of crofelemer, Felevia, for cats. We intend to initiate safety and proof-of-concept studies in cats in 2017.

        As we announced on January 31, 2017, Jaguar and Elanco US Inc., a subsidiary of Eli Lilly and Company, have signed an agreement to license, develop, co-promote, and commercialize Canalevia, Jaguar's drug product candidate under investigation for treatment of acute and CID in dogs. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals. Jaguar and Elanco will collaborate on the global development of the product and on its commercialization in the U.S..

Neonorm Calf—Helps proactively retain fluids in dairy and beef calves—aiding the animals in avoiding debilitating, dangerous levels of dehydration

  Overview

        This formulation of Neonorm is an enteric-coated tablet designed to be orally administered to preweaned dairy and beef calves twice daily for three days. In our clinical study completed in May 2014, Neonorm demonstrated a statistically significant reduction in morbidity, as well as reduced mortality and improved weight gain as compared to placebo, in newborn dairy calves with scours. We recently launched Neonorm for preweaned calves in the United States under the brand name Neonorm Calf. We do not believe that Neonorm Calf fits within the FDA's definition of an animal drug, food or feed additive. Thus, we do not believe that it is regulated by the FDA at this time. The FDA previously regulated a human-specific formulation as a dietary supplement, rather than as a drug. To support the commercial launch, we completed field studies of Neonorm Calf involving approximately 400 preweaned dairy calves in total with Cornell University and in collaboration with our distributor, Animart.

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

  Our Solution

        We believe Neonorm Calf is an ideal solution to aid fluid retention in dairy and beef calves suffering from scours. Neonorm Calf has been formulated and clinically tested to support fluid retention by specifically addressing the normalization of stool formation and ion and water flow in the intestinal lumen of newborn dairy calves with scours. There are an estimated 22.0 million beef calves in the United States, and published sources indicate that approximately 2.4% of beef calves younger than three weeks old suffer from diarrhea. Like Canalevia, Neonorm Calf acts locally in the gut and is minimally absorbed systemically. It does not alter gastrointestinal motility, has no significant effects on normally functioning intestinal ion channels and electrolyte or fluid transport, and has no side effects different from placebo. As a result, stool formation is normalized in a short period of time, weight loss is mitigated, supportive care costs and rehydration therapies such as ORS are reduced, and the risk of mortality is minimized.

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

        We recently completed a placebo-controlled study in conjunction with researchers from Cornell to evaluate the herd-wide efficacy of the prophylactic use of a second-generation formulation of Neonorm Calf administered in liquid on naturally occurring diarrhea in preweaned dairy calves and investigate the possible prebiotic benefit of the product. This double-blinded, randomized study involved 40 Holstein bull calves affected with naturally occurring diarrhea. The study results show that calves under prophylactic administration of Neonorm Calf had significantly lower water content in fecal samples at multiple measurement points, lower incidence of diarrhea, and had fewer fluid therapy interventions. The possible beneficial prebiotic mechanism of Neonorm Calf would supplement and is potentially synergistic with the anti-secretory and weight gain benefits of the product.

        Fecal scoring, which was conducted daily during the study period, indicated a significantly lower incidence of diarrhea among Neonorm-treated calves on most treatment days than among calves in the placebo group. The study also assessed the incidence of diarrhea from days 1 to 25 of life. Calves in the Neonorm-treated group experienced a highly significant reduction in the incidence of diarrhea during this period compared to those in the placebo group.

        Dehydration was assessed twice daily for all calves in the study. Results showed that severe dehydration requiring the administration of intravenous ("IV") fluid therapy was reduced by approximately 50% in the Neonorm-treated calves. Moreover, overall rescue therapy, requiring either oral or IV fluid administration, for both severe and moderate dehydration, was significantly reduced in the Neonorm-treated animals.

        As we announced on February 2, 2017, Jaguar has begun entry into the organic market with Neonorm Calf, following listing of Neonorm Calf with an organization that evaluates livestock products in accordance with the U.S. Department of Agriculture (USDA) National Organic Standards on behalf of specified producers in New York state. Additionally, Jaguar is applying to have Neonorm Calf listed by the Organic Materials Review Institute (OMRI). OMRI is an international nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed® products are allowed for use in certified organic operations under the USDA National Organic Program. According to the Organic Trade Association's (OTA) 2016 Organic Industry Survey, the U.S. organic industry posted new records in 2015, with total organic product sales hitting a new benchmark of $43.3 billion, up 11% from the previous year's record level and outpacing the overall food market's growth rate of 3%. According to OTA, dairy, the second biggest organic food category, accounted for $6.0 billion in sales, an increase of over 10%, and dairy accounts for 15% of total organic food sales.

        Organic livestock production plays a vital role in support of a sustainable and safe farm and food system, both in the U.S. and internationally. According to a report published by Allied Market Research, the global market for organic dairy food and drinks—organic milk, yogurt, cheese, and others—is expected to grow at a compound annual growth rate of 14.25% from 2016 to reach $36.7 billion by 2022 from $14.5 billion in 2015. We believe Neonorm Calf will qualify as allowable for use on certified organic dairies throughout the U.S., and we're currently working to obtain additional required listings.

Neonorm Line Extensions

        We believe that due to Neonorm Calf's mechanism of action and our data in preweaned dairy calves, we will be able to develop and commercialize species-specific formulations of Neonorm for multiple other animal species, such as horses, goats and sheep. We believe that there is an opportunity to target large-scale commercial livestock operations, first in the United States, and later, internationally. In less developed nations, where not only dairy and beef cattle but also buffalo, goat and sheep provide livelihoods for local populations, reducing losses related to diarrhea can provide significant monetary, social and health benefits. Today, these groups are already accessed by distributors with whom we intend to work to extend the reach of Neonorm Calf and line extension products.

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

Other Product Candidates and Development

        We have planned multiple clinical studies over the next 12 to 18 months to expand Canalevia and Neonorm to additional species. We believe that we will be successful because:

  •
  we have existing safety and efficacy data for our products and product candidates in dogs, dairy calves and/or humans;

  •
  each of these products works through the normalization of ion and water flow into the intestinal lumen; and

  •
  this physiological pathway is generally present in mammals.

        Additionally, we plan to initiate a safety and proof of concept study for Virend in 2017. Both Virend and NP-500 have been through Phase 2 human clinical testing by third parties and studies with combinations of rifaximin and Croton lechleri derived products. NP-500 is isolated and purified from a plant indigenous to the southwestern United States, and in traditional medicine, the plant was brewed as a tea and used for the treatment of diabetes and other various illnesses. We are currently developing species-specific formulations of NP-500 to treat obesity-related metabolic dysfunction in dogs, Type II diabetes in cats and metabolic syndrome in horses, and have filed three INADs for these indications.

        According to a 2013 national survey of veterinarians, approximately 17% of dogs in the United States are obese. Studies show that obesity is more common in elderly dogs, as well as in neutered dogs. Obesity-related metabolic dysfunction manifests in altered lipid profiles, insulin resistance and mild hypertension, which could decrease a dog's lifespan. There are currently no FDA-approved products for the treatment of metabolic syndrome or insulin resistance in dogs. In cats, the prevalence of obesity-related diabetes or Type II diabetes is high and increasing. In horses, insulin resistance is associated with an equine metabolic syndrome characterized by obesity, regional adiposity and hypertriglyceridemia. It is also known to be a risk factor for laminitis. Various studies report the prevalence of insulin resistance as 10% and 28% in horses and ponies, respectively. There are also currently no FDA-approved products for the treatment of metabolic syndrome in horses.

        We anticipate that our development activities will benefit from centralized activities, including shared use of the manufacturing and regulatory documentation for chemistry, manufacturing and controls, or CMC. We also anticipate being able to enter into combined clinical research agreements and activities with companion animal clinical trial sites for dogs and cats.

Sales and Distribution

        As we announced on January 31, 2017, Jaguar and Elanco US Inc., a subsidiary of Eli Lilly and Company, have signed an agreement to license, develop, co-promote, and commercialize Canalevia, Jaguar's drug product candidate under investigation for treatment of acute and CID in dogs. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals. Jaguar and Elanco will collaborate on the global development of the product and on its commercialization in the U.S.. Under the terms of the agreement, Jaguar has retained the commercial responsibility for the CID indication of Canalevia in dogs, which has received MUMS designation from the FDA and which the company expects will be the first indication available commercially in the next year.

        As we announced on December 12, 2016, Jaguar has signed a distribution agreement with Henry Schein, Inc., the world's largest provider of health care products and services to office-based dental, animal health and medical practitioners, for exclusive distribution of Jaguar's Neonorm Foal product to all segments of the U.S. equine market. Henry Schein's animal health business, Dublin, Ohio-based Henry Schein Animal Health, employs approximately 900 team members and had 2015 net sales of $2.9 billion. With 12 strategically positioned, state-of-the-art distribution facilities and 10 inside sales centers nationwide, we believe Henry Schein Animal Health is positioned to bring a broad selection of veterinary products and strategic business solutions to more than 26,000 veterinary professionals nationwide. The agreement became effective on December 9, 2016, and, subject to provisions specified in the agreement, shall continue in force for an initial period of one year. Thereafter, unless either party notifies the other of its intent not to renew the term of the agreement at least 30 days prior to the end of the then current term, the term shall be automatically renewed upon expiration for successive renewal terms of one year.

        In September 2014, we launched Neonorm for preweaned dairy calves under the brand name Neonorm Calf in the Upper Midwest region, and expanded the launch nationwide in early 2015. In December 2015 we conducted the soft launch of Neonorm Foal, our non-prescription anti-diarrheal product for newborn horses. We expect to launch Canalevia in 2017 for CID, and acute diarrhea in early 2018. We intend to continue the development of our focused commercial effort for both the production and companion animal markets. We will focus our commercial efforts on educational activities and outreach to key opinion leaders and decision makers at key regional and global accounts for production animals and high prescriber veterinarians for companion animals. In August 2014, we entered into our first regional distribution agreement for the Upper Midwest region, and in September 2014, entered into an agreement with a national master distributor, who also distributes prescription products for the companion animal market. In February 2015, we entered into a five-year distribution agreement with Biogenesis Bagó for sale and distribution of Neonorm Calf in South America. Biogenesis Bagó is the largest veterinary biotechnology company in Latin America, a region that contained approximately 401 million dairy and beef cattle in 2009 and produces approximately 11% of the world's milk supply. In 2014 Biogenesis Bagó was named "Best Animal Health Company in Latin/South America" by a publication called Animal Pharm. Our distribution agreement provides Biogenesis Bagó with exclusive distribution rights for Neonorm Calf in Argentina, Brazil, Paraguay, Uruguay, and Bolivia. Under the terms of the distribution agreement, we can terminate the agreement if Biogenesis Bagó fails to meet annual sales goals for each year of the five-year agreement, and we may revoke exclusivity if Biogenesis Bagó fails to meet guaranteed minimum sales. We also agreed to additional incentive payments if stretch goals are exceeded.

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

        Our third-party contract manufacturer will process CPL into both crofelemer, the API in Canalevia, and the botanical extract used in both Neonorm Calf and Neonorm Foal. This manufacturing process uses exclusive Napo intellectual property licensed pursuant to the Napo License Agreement. Canalevia will be manufactured by the same process used to manufacture the API that was used in the animal safety studies and the human studies in support of the approval of Mytesi (formerly known as Fulyzaq). Napo has also licensed this intellectual property to third parties in connection with its licenses related to the development and commercialization of crofelemer for human use. While we believe these third parties have developed their own proprietary manufacturing specifications pursuant to their license agreements, such third-party intellectual property is unknown to us, is not licensed to us pursuant to the Napo License Agreement, and is not part of the intellectual property that we intend to use for the manufacture of API in our licensed field of use. Similarly, the manufacture of Neonorm depends only on technology licensed from Napo. The license grant specifically excludes intellectual property rights developed pursuant to a prior collaboration agreement between Napo and Glenmark Pharmaceuticals, Ltd., or Glenmark, the manufacturer of the API in Mytesi (formerly known as Fulyzaq). In May 2014 and June 2014, and as amended in February 2015, we entered into binding memorandums of understanding with Indena S.p.A. to negotiate a definitive commercial supply agreement for the manufacture of the API in Canalevia and the botanical extract in Neonorm. We have furnished equipment to Indena S.p.A. for use in a facility that will be dedicated to the manufacture of crofelemer and the botanical extract.

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

  •
  deliverables fees equal to €500,000, €250,000 of which was paid in December 2015, and €250,000 of which was payable by the end of March 2016, with the understanding that these fees will be credited against payments agreed to under the future commercial supply agreement; and

  •
  a €300,000 bonus fee payable in two equal installments, the first of which was paid in March 2015, with the remainder paid by the end of March 2016.

        We have made all contractual payments to Indena as of March 31, 2016. In March 2015, Indena S.p.A. agreed to delay payment of the fees payable by the end of March 2015 until the earlier of April 30, 2015 or the completion of our initial public offering. In July 2015 and December 2015 Indena S.p.A agreed to delay payment of certain fees payable until March 2016. We have made all contractual payments to Indena as of March 31, 2016. In June 2014, as contemplated by the memorandums of understanding, we also issued Indena S.p.A. a warrant to acquire 16,666 shares our common stock at an exercise price per share equal to 90% of the initial public offering price, which expires in June 2019.

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

        In October 2015, we announced that we signed a crofelemer formulation development and manufacturing contract with Patheon Pharmaceuticals Inc., or Patheon, a leading global provider of drug development and delivery solutions to the global pharmaceutical and biopharma industries. Under the terms of the contract, Patheon will provide enteric-coated crofelemer tablets for Jaguar for use in animals. The tablets will be used in our pivotal efficacy trial for Canalevia, which began in the fourth quarter of 2015. We expect to use safety and effectiveness data from this trial in support of the initiation of the filing of a NADA with the FDA for Canalevia in 2017 for the indication of acute diarrhea in dogs.

        Patheon is the manufacturer of Mytesi (formerly known as Fulyzaq), a human-specific, enteric-coated formulation of crofelemer that was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while working at Napo where the drug was initially developed.

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

        Although, to our knowledge, there are currently no FDA-approved anti-secretory products to treat acute diarrhea in dogs, we anticipate that Canalevia, if approved for this indication, will face competition from various products, including products approved for use in humans that are used extra-label in animals.

We are aware that veterinarians typically treat acute diarrhea in dogs with antibiotics, probiotics, dietary restrictions and products approved and formulated for humans, such as Imodium and other anti-motility agents, as well as binding agents that absorb water, such as Kaopectate and Pepto-Bismol. None of these treatment options address the water loss associated with acute diarrhea. We are not aware of any veterinarians prescribing Mytesi (formerly known as Fulyzaq) extra-label for use in dogs, and the indication of Mytesi is for a disease that does not occur in dogs. Further, because none of the human products are FDA approved for animal use, veterinarians, although allowed to dispense human products for animal use, do not have the benefit of clinical support with respect to efficacy or dosing. Moreover, administering a potentially unpalatable human formulation is often difficult and may lead to further uncertainty of the amount actually ingested by the dog. However, this practice may continue and Canalevia may face competition from these products. Canalevia could also potentially face competition from Mytesi were veterinarians to prescribe it extra-label. Extra-label use is the use of an approved drug outside of its cleared or approved indications in the animal context. All of our potential products could also face competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our products and product candidates may achieve.

Intellectual Property

Napo License Agreement

        In January 2014, we entered into the Napo License Agreement, which we amended and restated in August 2014 and further amended in January 2015, pursuant to which we acquired an exclusive, sublicensable, transferable, worldwide license to certain intellectual property rights of Napo and its affiliates to research, develop, formulate, make, have made, use, have used, market, offer for sale, sell, have sold, and import, and to otherwise exploit products of Napo and its other affiliates for all veterinary treatment uses and indications for all species of animals. The license grant specifically excludes intellectual property rights developed pursuant to a prior collaboration agreement between Napo and Glenmark Pharmaceuticals, Ltd., the manufacturer of the API in Mytesi (formerly known as Fulyzaq). Under the Napo License Agreement, Napo also assigned to us certain raw materials and equipment and granted us a right of reference to the entirety of the information included in the human approved new drug application of crofelemer.

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

        In the years ended December 31, 2016 and 2015, we paid $425,000 and $1.2 million in accordance with the agreement.

        Pursuant to the Napo License Agreement, we will owe Napo a 2% royalty on annual net sales of all Products that are prescription drugs (such as Canalevia and any line extensions) approved by the FDA or the equivalent regulatory agency in another country, and a 1% royalty of annual net sales of non-prescription products (such as Neonorm and any line extensions) that do not require pre-marketing approval from the FDA or the equivalent regulatory agency in another country. Upon agreement with Napo, we may elect to remit any milestone payments and/or royalties in the form of our common stock.

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

        As we announced on January 31, 2017, Jaguar and Elanco US Inc., a subsidiary of Eli Lilly and Company, have signed an agreement to license, develop, co-promote, and commercialize Canalevia, Jaguar's drug product candidate under investigation for treatment of acute and CID in dogs. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals.

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

        The patents and patent applications we licensed from Napo, or the Napo Patents, which cover both human and veterinary uses, were previously licensed by Napo to Salix for certain fields of human use. On March 4, 2016, Napo and Salix settled litigation and all rights to crofelemer and Mytesi (formerly known as Fulyzaq) were returned to Napo and the collaboration agreement between Salix and Napo, or the Salix Collaboration Agreement, was terminated. Napo has the responsibility to file, prosecute and maintain the Napo Patents. As a result, under the Napo License Agreement, we only have the right to maintain any issued patents within the Napo Patents that are not maintained in accordance with the responsibilities of Napo. There are three issued Napo Patents in the United States that cover, collectively, enteric protected formulations of proanthocyanidin polymers isolated from Croton spp. and methods of treating watery diarrhea using the enteric protected formulations for both human and veterinary uses.

        We have filed and have currently pending four applications under the PCT, four U.S. non-provisional patent applications and three provisional patent applications relating to veterinary uses of Croton proanthocyanidin polymer compositions, including crofelemer, Neonorm and Canalevia, and product combinations under development. These applications are directed to treatment of watery diarrhea in newborn and young animals, including methods of improving mortality and weight gain in newborn animals, treatment of stress-induced diarrhea in animals, and treatment of watery diarrhea caused by salmonella in animals. These applications also focus on the treatment of diarrhea in companion animals such as dogs and cats. In addition, an application has been submitted for the treatment of ulcers and related symptoms in animals with an emphasis on ulcers in horses. An application has also been filed on a surprising prebiotic effect of crofelemer in bovine and other animal species based on unexpected research findings that indicate a prebiotic enhancement of the gut bacteria in animals. One other patent application has been filed combining crofelemer with rifaximin, a non-absorbed antibiotic for the treatment of bacteria induced diarrhea in multiple animal species. Applications have been filed relating to treatment of porcine epidemic virus in piglets and treatment of diarrhea in livestock with a formulation that is not enteric protected. Patents that may issue based upon applications filed claiming benefit of these provisional patent applications should have terms that extend until at least May 2035.

        We have two issued US patents licensed exclusively from Napo for veterinary use, covering NP-500 and its use. NP-500 is the API in Jaguar's drug product candidates to treat and manage diseases related to insulin-resistance, such as obesity-related metabolic dysfunction in dogs and cats, diabetes mellitus, and potentially equine laminitis. The two NP-500 patents claim benefit to a provisional application submitted to the USPTO by Napo in April 2011. Per the terms of the license agreement between Napo and us, we have an exclusive license to these intellectual properties for all veterinary treatment uses and indications for all species of animals except humans.

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

  MUMS Designation

        The Minor Use and Minor Species Animal Health Act, or MUMS Act, became effective in August 2004. The purpose of the MUMS Act was twofold: first, to encourage the development and availability of more animal drugs that are intended to be used in a major species defined as dogs, cats, cattle, horses, chickens, turkeys and pigs to treat diseases which occur infrequently or in limited geographic areas, therefore having an impact on a smaller number of animals on a yearly basis; and second, to encourage the development and availability of animal drugs for use in minor species (defined as all animals other than humans that are not one of the major species). The drug sponsor may seek conditional approval of the drug product provided the Office of Minor Use Minor Species, or "OMUMS" acknowledges that the intended use fits within a small number of animals treated per annum. A drug does not have to be designated to be eligible for conditional approval, however if OMUMS designates a MUMS drug, certain incentives and exclusivities are available to the sponsor. The MUMS designation is modeled on the orphan drug designation for human drug development and has certain financial incentives available to encourage MUMS drug development such as the availability of grants to help with the cost of the MUMS drug development. Also, drug developers of MUMS drugs are eligible to apply for a waiver of the user fees once the MUMS designation has been given by OMUMS. We believe that we qualify for MUMS designation for Canalevia as a minor use in a major species because the estimated total number of dogs in the United States affected by CID is less than 70,000. To obtain conditional approval of a MUMS drug, the company must submit CMC and safety data similar to that required for an NADA, as well as data suggesting a reasonable expectation of effectiveness. After the submission and the review of the application, the FDA through the CVM can then grant a conditional approval (CA-1). This approval allows for a commercialization of the product, while the sponsor continues to collect the substantial evidence of effectiveness required for a full NADA approval. The sponsor has up to five years to demonstrate substantial evidence of effectiveness for a previously conditionally approved drug. Ideally, MUMS designation helps move the product forward in development; however, it may not shorten the time to full commercialization. A sponsor that gains approval or conditional approval for a MUMS designated drug receives seven years of marketing exclusivity.

  Protocol Concurrence

        As we announced in April 2016, Jaguar obtained protocol concurrence from the FDA for our pivotal trial of Canalevia that we initiated in December 2015 for acute diarrhea in dogs. We plan to pursue protocol concurrences from the FDA for future pivotal trials in other indications. Under this process, a protocol is submitted to the FDA voluntarily by a drug sponsor. The FDA review of the protocol for a pivotal study makes it more likely that the study will generate information the sponsor needs to demonstrate whether the drug is safe and effective for its intended use. It creates an expectation by the sponsor that the FDA will not later alter its perspectives on these issues unless public or animal health concerns appear that were not recognized at the time of protocol assessment. Even if FDA issues a protocol concurrence, ultimate approval of an NADA by the FDA is not guaranteed because a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. Even if we were to obtain protocol concurrence, such concurrence does not guarantee that the results of the study will support a particular finding or approval of the new drug.

  Marketing Exclusivity

        We are currently planning on seeking MUMS designation for some of our prescription drug products and if we receive such a designation, we will be entitled to a seven-year marketing exclusivity, which means that we will face no competition from another sponsor marketing the same drug in the same dosage form for the same intended use. If we were to lose such designation or not receive such designation but our application as a new animal drug is found to be a new chemical entity that meets the criteria described by the FDA, we would be entitled to a five-year marketing exclusivity. In order to receive this five-year exclusivity, the FDA would have to find in its approval of our application that our NADA contains an API not previously approved in another application, that the application itself is an original application, not a supplemental application, and that our application included the following studies: one or more investigations to demonstrate substantial evidence of effectiveness of the drug for which we are seeking approval; animal safety studies and human food safety studies (where applicable). If the NADA is seeking approval of a drug for which we have received conditional approval, we, upon approval would still be entitled to a five-year marketing exclusivity provided it meets the criteria as set forth above. If however, our NADA is for a drug for which the FDA has determined that the drug contains an API that has previously been approved, regardless of whether the original approval was for use in humans or not, we may only be entitled to a three-year marketing exclusivity provided that the NADA is an original, not supplemental, application and contains both safety and efficacy studies demonstrating the safety and efficacy of the drug which is the subject of the application. Jaguar has received MUMS designation for Canalevia for the indication of Chemotherapy-Induced Diarrhea, or CID, in dogs.

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

        We do not believe that our non-prescription products are currently subject to regulation in the United States. The FDA's Center for Veterinary Medicine only regulates those animal supplements that fall within the FDA's definition of an animal drug, food or feed additive. The Federal Food Drug and Cosmetic Act defines food as "articles used for food or drink for man or other animals and articles used as components of any such article." Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal's feed or water as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food nor are they added to any animal's drinking water. Therefore, our non-prescription products do not fall within the definition of a food or feed additive. The FDA seeks to regulate such supplements as food or food additives depending on the intended use of the product. The intended use is demonstrated by how the article is included in a food, or added to the animals' intake (i.e., through its drinking water). If the intended use of the product does not fall within the proscribed use making the product a food, it cannot be regulated as a food. There is no intent to make our non-prescription products a component of an animal food, either directly or indirectly. A feed additive is a product that is added to a feed for any reason including the top dressing of an already prepared feed. Some additives, such as certain forage, are deemed to be Generally Recognized as Safe, or GRAS, and therefore, not subject to a feed Additive Petition approval prior to use. However, the substances deemed GRAS are generally those that are recognized as providing nutrients as a food does. We do not believe that our non-prescription products fit within this framework either. Finally, a new animal drug refers to drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in animals. Our non-prescription products are not intended to diagnose, cure, mitigate, treat or prevent disease and therefore, do not fit within the definition of an animal drug. Our non-prescription products are intended to support a healthy gut, support fluid retention, and normalize stool formation in animals suffering from scours. Additionally, because a previously marketed human formulation of the botanical extract in our non-prescription products was considered a dietary supplement subject to the Dietary Supplement Health and Education Act of 1994 (and not regulated as a drug by the FDA), we do not believe that the FDA would regulate the animal formulation used in our non-prescription products in a different manner. We do not believe that our non-prescription products fit the definition of an animal drug, food or food additive and therefore are not regulated by the FDA at this time.

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

Employees

        As of December 31, 2016, we had 23 employees. Of our employees, eight hold D.V.M. or Ph.D. degrees and fifteen of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Risks Related to the Merger with Napo

The pendency of the merger with Napo could have an adverse effect on the price of our common stock, business, financial condition, results of operations or business prospects.

        While we are not aware of any significant adverse effects to date, the pendency of the merger with Napo could disrupt our business in the following ways, among others:

  •
  our customers and other third-party business partners may seek to terminate and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise;

  •
  the attention of our management may be directed toward the completion of the merger and related matters and may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

  •
  current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel.

        Should they occur, any of these matters could adversely affect our stock price, or harm our financial condition, results of operations or business prospects.

Failure to complete the merger could adversely affect our stock price and future business and financial results.

        The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the Binding Agreement of Terms, or the merger may not be consummated at all. Failure to consummate the merger would prevent our shareholders from realizing the anticipated benefits of the merger. The current market price of our shares of common stock may reflect a market assumption that the merger will occur, and a failure to consummate the merger could result in a significant decline in the market price of our shares and a negative perception of us generally. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our and/or the combined company's share price and future business and financial results following the proposed merger.

        Completion of the merger is subject to a number of conditions, including among other things, the receipt of approval of the Jaguar and Napo stockholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent our shareholders from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the failure to complete the merger could result in a significant change in the market price of our common stock.

The market price of our common stock after the merger may be affected by factors different from those currently affecting our shares.

        Upon completion of the merger and assuming certain financial targets of the combined company are met, holders of Napo common stock will become holders of our common stock. Our business differs in important respects from that of Napo, and, accordingly, the results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting our operations.

The issuance of shares of our common stock to Napo stockholders in the merger will substantially dilute the interest in Jaguar held by Jaguar stockholders prior to the merger.

        If the merger is completed, it is estimated that we will issue up to an aggregate of approximately 74,561,871 shares of our common stock and non-voting common stock upon the closing of the merger, assuming no exercise or conversion of outstanding options and warrants. Based on the current number of shares of our common stock and Napo common stock issued and outstanding, Napo stockholders and creditors before the merger will own, in the aggregate, approximately 25% of the aggregate number of shares of our common stock and non-voting common stock issued and outstanding immediately after the merger. The issuance of (i) shares of our common stock and non-voting common stock to Napo creditors and (ii) contingent rights to receive shares of Jaguar voting common stock to Napo stockholders in the merger will cause a 75% reduction in the relative percentage interest of our current stockholders in our earnings, voting rights, liquidation value and book and market value. It is expected that our stockholders before the merger will hold approximately 25% of our total common stock and non-voting common stock issued and outstanding immediately following completion of the merger. Thus, our stockholders before the merger will experience dilution in the amount of 75% as a result of the merger.

Obtaining required approvals necessary to satisfy the conditions to the completion of the merger may delay or prevent completion of the merger.

        To complete the merger, we and Napo must obtain all necessary governmental, board of directors, investment committee, stockholder and third-party approvals, waivers and consents. We and Napo intend to pursue all required approvals in accordance with the Binding Agreement of Terms. No assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the Binding Agreement of Terms.

If the NASDAQ Stock Market determines that the merger with Napo and the issuance of the merger consideration results in a change of control of the company, we may be required to submit a new application under NASDAQ's original listing standards and if such application is not approved, our common stock may be delisted from The NASDAQ Capital Market.

        In connection with the merger, we will issue 63,866,684 shares of common stock. NASDAQ Rule 5110(a) provides that a company must apply for initial listing in connection with a transaction whereby a company combines with a non-NASDAQ entity, resulting in a change of control of such company and potentially allowing the non-NASDAQ entity to effectively obtain NASDAQ listing. In determining whether a change of control has occurred, NASDAQ considers all relevant factors including, changes in management, board of directors, voting power, ownership and financial structure of the Company. If The NASDAQ Stock Market determines that a change of control does in fact result from the consummation of the merger and the issuance of the merger consideration and an original listing application has not been approved prior to the consummation of merger, we will be in violation of NASDAQ Rule 5110(a) and our common stock could be delisted from The NASDAQ Capital Market.

Termination of the Binding Agreement of Terms could negatively impact us.

        If the Binding Agreement of Terms is terminated, there may be various consequences. For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the Binding Agreement of Terms is terminated, the market price of our common stock could decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. If the merger is terminated under certain circumstances, we may be required to issue 2,000,000 shares of our common stock to Napo as a break-up fee.

The market price of our common stock after the merger may be affected by factors different from those currently affecting our shares.

        Upon completion of the merger, holders of Napo common stock will become holders of our common stock, assuming certain financial targets of the combined company that trigger the vesting of the Napo stockholders' contingent rights to receive shares of Jaguar voting common stock are satisfied. Our business differs in important respects from that of Napo, and, accordingly, the results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting our operations.

Risks Related to Our Business

We have a limited operating history, expect to incur further losses as we grow and may be unable to achieve or sustain profitability. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

        Since formation in June 2013, our operations have been primarily limited to the research and development of our lead prescription drug product candidate, Canalevia, to treat various forms of diarrhea in dogs, and our non-prescription product, Neonorm Calf, to help dairies and calf farms proactively retain fluid in calves—helping the animals avoid debilitating, dangerous levels of dehydration, and the recent commercial launch of Neonorm Foal. As a result, we have limited meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to broadly commercialize any of our products, obtain any required marketing approval for any of our prescription drug product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the animal health industry. We also have not generated any material revenue to date, and expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss for the year ended December 31, 2016 was $14.7 million. As of December 31, 2016, we had total stockholders' deficit of $2.5 million. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our products or product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

        As more fully discussed in Note 1 to the Financial Statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through February 15, 2018, or one year from the filing date of the Form 10-K. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their entire investment.

We have never generated any material revenue from operations and may not generate any material revenue from our operations in the foreseeable future.

        We are an animal health company focused on developing and commercializing prescription drug and non-prescription products for companion and production animals, foals, and high value horses. Since inception in June 2013, we have not generated any material revenue from operations. There is no guarantee that our recent commercial launch of Neonorm Calf for preweaned dairy calves in the United States will be successful or that we will be able to sell any products in the future. Further, in order to commercialize our prescription drug product candidates, we must receive regulatory approval from the FDA in the United States and other regulatory agencies in various jurisdictions. We have not yet received any regulatory approvals for our prescription drug product candidates. In addition, certain of our non-prescription products, such as Neonorm Calf, may be subject to regulatory approval outside the United States prior to commercialization. Accordingly, until and unless we receive any necessary regulatory approvals, we cannot market or sell our products. Moreover, even if we receive the necessary approvals, we may not be successful in generating revenue from sales of our products as we do not have any meaningful experience marketing or distributing our products. Accordingly, we may never generate any material revenue from our operations.

We expect to incur significant additional costs as we continue commercialization efforts for Neonorm, and undertake the clinical trials necessary to obtain regulatory approvals for Canalevia and Equilevia, which will increase our losses.

        We commenced sales of Neonorm for preweaned dairy calves in the United States under the brand name Neonorm Calf at the end of 2014. We will need to continue to invest in developing our internal and third-party sales and distribution network and outreach efforts to key opinion leaders in the dairy industry, including veterinarians. We will also need to conduct clinical trials for Equilevia and Canalevia in order to obtain necessary initial regulatory approvals and to subsequently broaden Canalevia to additional indications and additional species. We will also need to conduct species-specific testing with Neonorm to expand to additional animal populations.

        We are actively identifying additional products for development and commercialization, and will continue to expend substantial resources for the foreseeable future to develop Equilevia, Canalevia and Neonorm and develop products from the library of over 2,300 medicinal plants that we have licensed. These expenditures will include costs associated with:

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

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which would force us to delay, limit, reduce or terminate one or more of our product development programs or future commercialization efforts.

        We are forecasting continued losses and negative cash flows as we continue to fund our operating and marketing activities and research and development programs, and we will not have sufficient cash on hand to fund our operating plan through August 2017 and to complete the development of all the current products in our pipeline, or any additional products we may identify. We will need to seek additional funds sooner than planned through public or private equity or debt financings or other sources such as strategic collaborations. Other than the loan and security agreement (which provided for an initial loan commitment of $6.0 million) and the common stock purchase agreement, or the CSPA, with Aspire Capital Fund, LLC, or Aspire Capital (which committed Aspire Capital to purchase up to an aggregate of $15.0 million of our shares of common stock over the term of the CSPA), we have no current agreements or arrangements with respect to any such financings or collaborations, and any such financings or collaborations may result in dilution to our stockholders, the imposition of debt covenants and repayment obligations or other restrictions that may harm our business or the value of our common stock. We may also seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions.

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

  •
  the cost of commercialization activities for Neonorm, Equilevia and Canalevia, if approved, including sales, marketing and distribution costs;

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

We are substantially dependent on the success of Equilevia, Canalevia and Neonorm and cannot be certain that Equilevia or Canalevia will be approved or that we can successfully commercialize these products.

        We currently do not have regulatory approval for any of our prescription drug product candidates, including Equilevia and Canalevia. Our current efforts are primarily focused on the commercial launch of Neonorm Calf and Neonorm Foal in the United States, and development efforts related to Equilevia and Canalevia. We are focused on expanding Canalevia's proposed indications to cover acute diarrhea in dogs and full FDA approval for CID for dogs. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations or enter into potential strategic transactions, will depend heavily on the success of Neonorm and, if approved, Equilevia and Canalevia.

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

        The successful development and commercialization of Neonorm and, if approved, Equilevia and Canalevia will depend on a number of factors, including the following:

  •
  the successful completion of the pivotal trials and toxicology studies for Equilevia and Canalevia, which may take significantly longer than we currently anticipate and will depend, in part, upon the satisfactory performance of third-party contractors;

  •
  our ability to demonstrate to the satisfaction of the FDA and any other regulatory bodies, the safety and efficacy of Equilevia and Canalevia;

  •
  our ability and that of our contract manufacturers to manufacture supplies of Neonorm, Equilevia and Canalevia and to develop, validate and maintain viable commercial manufacturing processes that are compliant with current good manufacturing practices, or cGMP, if required;

  •
  the success of Neonorm field studies and acceptance of their results by dairy producers;

  •
  our ability to successfully launch Neonorm, whether alone or in collaboration with others;

  •
  our ability to successfully launch Equilevia and Canalevia assuming approval is obtained, whether alone or in collaboration with others;

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

        Many of these factors are beyond our control. Accordingly, we may not be successful in developing or commercializing Neonorm, Equilevia, Canalevia or any of our other potential products. If we are unsuccessful or are significantly delayed in developing and commercializing Neonorm, Equilevia, Canalevia or any of our other potential products, our business and prospects will be harmed and you may lose all or a portion of the value of your investment in our common stock.

If we are not successful in identifying, licensing, developing and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.

        Although a substantial amount of our efforts are focused on the commercial launch of Neonorm and the continued development and potential approvals of Equilevia and Canalevia, a key element of our strategy is to identify, develop and commercialize a portfolio of products to serve the animal health market. Most of our potential products are based on our knowledge of medicinal plants. Our current focus is primarily on product candidates and products for animals whose active pharmaceutical ingredient or botanical extract has been successfully commercialized or demonstrated to be safe and effective in human trials. In some instances, we may be unable to further develop these potential products because of perceived regulatory and commercial risks. Even if we successfully identify potential products, we may still fail to yield products for development and commercialization for many reasons, including the following:

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

The Elanco Agreement is important to our business. If we or Elanco fail to adequately perform under the Elanco Agreement, or if we or Elanco terminate the Elanco Agreement, the development and commercialization of Canalevia and any other Licensed Products would be delayed or terminated and our business would be adversely affected.

        The Elanco Agreement is important to our business, and our ability to develop and commercialize Canalevia and any other License Product is dependent upon this agreement.

        The Elanco Agreement may be terminated by Elanco on a voluntary basis upon completion of the dose ranging study or at any time upon 90 days' written notice to us or for our failure to complete certain a quality assessment with respect to a certain facility within 6 months of the effective date of the Elanco Agreement. The Elanco Agreement may also be terminated by either party:

  •
  for the other party's material breach, where such breach is not cured within the timeframe specified by the agreement;

  •
  upon the bankruptcy, insolvency or dissolution of the other party; or

  •
  for certain activities involving the challenge of certain patents licensed by us to Elanco.

        Upon Elanco's voluntary termination or termination for Elanco's breach, among other things, all licenses and rights granted to Elanco will terminate and revert to us, and Elanco has agreed to assign to us all registrations and trademarks obtained in connection with the products covered by the agreement. Upon expiration of the term of the Elanco Agreement or termination for our breach, among other things, we have agreed to assign to Elanco all registrations and trademarks obtained in connection with the products covered by the agreement.

        Termination of the Elanco Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our Licensed Products, including Canalevia, without first expanding our internal capabilities, securing additional financing or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us.

        Under the Elanco Agreement, among other things, we are responsible for the manufacture and supply of all of Elanco's reasonable requirements of the products covered by the agreement. If we are unable to meet our manufacture and supply obligations, Elanco may claim that we have materially breached the Elanco Agreement and terminate such agreement, which could adversely affect our business and our ability to successfully develop and commercialize any products covered by the agreement, including Canalevia.

        Under the Elanco Agreement, Elanco has agreed to provide funding for certain clinical development activities. If the Elanco Agreement were terminated, we may need to seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could adversely affect our business. In addition, Elanco is solely responsible for commercializing products outside the United States. We cannot directly control Elanco's commercialization activities or the resources it allocates to our product candidates. Our interests and Elanco's interests may differ or conflict from time to time, or we may disagree with Elanco's level of effort or resource allocation. Elanco may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

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

        Although there are currently no FDA-approved anti-secretory products to treat acute diarrhea in dogs, we anticipate that Canalevia, if approved, will face competition from various products, including products approved for use in humans that are used extra-label in animals. Extra-label use is the use of an approved drug outside of its cleared or approved indications in the animal context. All of our potential products could also face competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our products and product candidates may achieve.

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

        Our product pipeline includes a number of species-specific formulations of Neonorm, our lead non-prescription product. The results of our dairy calf studies and other initial development activities and of any previous studies in humans or animals conducted by us or third parties may not be predictive of future results of these formulation studies. Failure can occur at any time during the conduct of these trials and other development activities. Even if our species-specific formulation studies and other development activities are completed as planned, the results may not be sufficient to pursue a particular line extension for Neonorm. Further, even if we obtain promising results from our species-specific formulation studies, we may not successfully commercialize any line extension. Because line extensions are developed for a particular species market, we may not be able to leverage our experience from the commercial launch of Neonorm Calf and Neonorm Foal in new animal species markets. If we are not successful in developing and successfully commercializing these line extension products, we may not be able to grow our revenue and our business may be harmed.

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

Even if we obtain regulatory approval for Equilevia, Canalevia or our other product candidates, they may never achieve market acceptance. Further, even if we are successful in commercially launching Neonorm, it may not achieve commercial success.

        If we obtain necessary regulatory approvals for Equilevia, Canalevia or our other product candidates, such products may still not achieve market acceptance and may not be commercially successful. Market acceptance of Canalevia, Equilevia, Neonorm and any of our other products depends on a number of factors, including:

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

        Any failure by Canalevia, Equilevia, Neonorm or any of our other products to achieve market acceptance or commercial success would harm our financial condition and results of operations.

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

        We currently have limited sales, marketing or distribution capabilities, and prior to our launch of Neonorm for preweaned dairy calves, had no experience in the sale, marketing and distribution of animal health products. There are significant risks involved in building and managing a sales organization, including our potential inability to attract, hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively oversee a geographically-dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities and entry into adequate arrangements with distributors or other partners would adversely impact the commercialization of Neonorm, Equilevia and Canalevia, if approved. If we are not successful in commercializing Neonorm, Equilevia, Canalevia or any of our other line extension products, either on our own or through one or more distributors, or in generating upfront licensing or other fees, we may never generate significant revenue and may continue to incur significant losses, which would harm our financial condition and results of operations.

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

        As of December 31, 2016, we had 23 employees. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could harm our business and operating results.

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

We may not maintain the benefits associated with MUMS designation, including market exclusivity.

        Although we have received MUMS designation for Canalevia for the treatment of CID in dogs, we may not maintain the benefits associated with MUMS designation. MUMS designation is a status similar to "orphan drug" status for human drugs. When we are granted MUMS designation, we are eligible for incentives to support the approval or conditional approval of the designated use. This designation does not allow us to commercialize a product until such time as we obtain approval or conditional approval of the product.

        Because Canalevia has received MUMS designation for the identified particular intended use, we are eligible to obtain seven years of exclusive marketing rights upon approval (or conditional approval) of Canalevia for that intended use and become eligible for grants to defray the cost of our clinical work. Each designation that is granted must be unique, i.e., only one designation can be granted for a particular API in a particular dosage form for a particular intended use. The intended use includes both the target species and the disease or condition to be treated.

        At some point, we could lose MUMS designation. The basis for a lost designation can include but is not limited to, our failure to engage with due diligence in moving forward with a non-conditional approval, or a competing product has received conditional approval or approval prior to our product candidate for the same indication or species. In addition, MUMS designation may be withdrawn for a variety of reasons such as where the FDA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the prescription drug product to meet the needs of animals with the rare disease or condition. If this designation is lost, it could have a negative impact on the product and our company, which includes but is not limited to, market exclusivity related to MUMS designation, or eligibility for grants as a result of MUMS designation.

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

        As of January 31, 2017, Napo owned in the aggregate approximately 19% of our common stock, and following the proposed merger. This concentration of ownership gives Napo significant influence over the way we are managed and the direction of our business. In addition, because we and Napo are party to a license agreement, Napo's interests as the licensor of our technology may be different from ours or those of our other stockholders. As a result, the interests of Napo with respect to matters potentially or actually involving or affecting us, such as future acquisitions, licenses, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Further, Napo has pledged its interests in our common stock as security for certain of its monetary obligations. Accordingly, Napo's ability to take action with respect to these shares may be limited by its agreements with its secured lenders, which may conflict with your interests or those of our other stockholders. If these secured lenders were to foreclose on such shares, these lenders would have significant influence over the way we are managed and the direction of our business. In addition, our Chief Executive Officer is also the interim chief executive officer of Napo and her duties as interim chief executive officer of Napo may conflict with her duties as our Chief Executive Officer, and the resolution of these conflicts may not always be in our or your best interest.

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

        Napo formed our company in June 2013, and in January 2014, we entered into the Napo License Agreement. Napo currently has no commercial operations and its potential sources of revenue are limited to the third parties who have licensed or may license Napo's intellectual property and technology, or collaborate with Napo in the future. Napo was involved in litigation with Salix and expended significant resources in the litigation and subsequent settlement. At the time of the formation of our company and the date of the Napo License Agreement, Napo's liabilities exceeded its assets on a balance sheet prepared in conformity with U.S. generally accepted accounting principles. Napo has been able to pay its liabilities when due but if Napo experiences financial difficulties, becomes unable to pay its liabilities when due, or declares bankruptcy, a creditor, trustee in bankruptcy, or other representative of a Napo bankruptcy estate could attempt to assert claims against us relating to our formation and Napo's grant of an exclusive license to us. One theory such a party could use to challenge our formation and the license grant is that of fraudulent conveyance. This theory is used by creditors to challenge the transfer of assets made with actual intent to hinder, delay, or defraud creditors, or where a financially distressed entity transfers assets without receiving reasonably equivalent value in exchange, provided such litigation is brought within the applicable statute of limitations. Although we do not believe that our formation or Napo's grant of the license was a fraudulent conveyance, litigation based on such theory, if successful, could result in a court order setting aside the license for the benefit of the creditor pursuing the litigation or all creditors of Napo should it occur in the context of a Napo bankruptcy. Even if unsuccessful, any such action would divert management's attention, potentially be costly to defend and could harm our business.

We currently do not own any issued patents, most of our intellectual property is licensed from Napo and we cannot be certain that our patent strategy will be effective to enhance marketing exclusivity.

        The patent prosecution process is expensive and time-consuming, and we may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities in time to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. In particular, we are dependent upon Napo and its licensees to file, prosecute and maintain the intellectual property we license pursuant to the Napo License Agreement. The patents and patent applications we licensed from Napo, or the Napo Patents, which cover both human and veterinary uses, were previously licensed by Napo to Salix for certain fields of human use. On March 4, 2016, Napo and Salix settled litigation and all rights to crofelemer and Fulyzaq were returned to Napo and the collaboration agreement between Salix and Napo, or the Salix Collaboration Agreement, was terminated. Napo has the responsibility to file, prosecute and maintain the Napo Patents. As a result, under the Napo License Agreement, we only have the right to maintain any issued patents within the Napo Patents that are not maintained in accordance with the responsibilities of Napo. There are three issued Napo Patents in the United States that cover, collectively, enteric protected formulations of proanthocyanidin polymers isolated from Croton spp. and methods of treating watery diarrhea using the enteric protected formulations for both human and veterinary uses.

        Napo has also licensed its Croton lechleri related intellectual property to Glenmark and Luye Pharma Group Limited to develop and commercialize crofelemer for human indications in various geographies. Fulyzaq is dependent upon intellectual property protection from the Napo Patents. Napo currently markets Fulyzaq in the United States for human use and the three issued Napo Patents that cover enteric protected formulations of proanthocyanidin polymers isolated from Croton spp. and methods of treating watery diarrhea using the enteric protected formulations are listed in the FDA's Orange Book for Fulyzaq. We rely on these issued Napo Patents as intellectual property protection for our prescription drug product candidates and non-prescription products. Pending patent applications within Napo Patents either may not be relevant to veterinary indications and/or may not issue as patents. If any patent application within the Napo Patents is not filed or prosecuted for any reason, including as a result of a lack of financial resources, and we are not able to file and prosecute such patent application within the Napo Patents, our business may be harmed. In addition, as between Napo and us, Napo has the first right to enforce the Napo Patents against potential infringers. If we are not the party who enforces the Napo Patents, we will receive no proceeds from such enforcement action. In each case, such proceeds are subject to reimbursement of costs and expenses incurred by the other party in connection with such action. If our current or future licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated.

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

  •
  additional clinical studies fines, warning letters or holds on target animal studies;

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

        We intend to seek protocol concurrences from the FDA for the pivotal trial of Canalevia that we have initiated for acute diarrhea in dogs and for future pivotal trials in other indications. A pivotal study protocol is submitted to the FDA by a drug sponsor for purposes of obtaining FDA review of the protocol. Prior FDA review of the protocol for a pivotal study makes it more likely that the study will generate information the sponsor needs to demonstrate whether the drug is safe and effective for its intended use. It creates an expectation by the sponsor that the FDA should not later alter its perspectives on these issues unless public or animal health concerns appear that were not recognized at the time of protocol assessment. Even if the FDA issues a protocol concurrence, ultimate approval of an NADA by the FDA is not guaranteed because a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. Even if we were to obtain protocol concurrence such concurrence does not guarantee that the results of the study will support a particular finding or approval of the new drug.

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

        The FDA retains jurisdiction over all animal prescription drug products however, in many instances, the Federal Trade Commission will exercise primary or concurrent jurisdiction with FDA on non-prescription products as to post marketing claims made regarding the product. On April 22, 1996, the FDA published a statement in the Federal Register, 61 FR 17706, that it believes that the Dietary Supplement and Health Education Act, or DSHEA, does not apply to animal health supplement products, such as our non-prescription products. Accordingly, the FDA's Center for Veterinary Medicine only regulates those animal supplements that fall within the FDA's definition of an animal drug, animal food or animal feed additive. The Federal Food Drug and Cosmetic Act defines food as "articles used for food or drink for man or other animals and articles used as components of any such article." Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal's feed or water as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food nor are they added to any animal's drinking water. Therefore, our non-prescription products do not fall within the definition of a food or feed additive. In light of the pronouncement by the FDA that the DSHEA was not intended to apply to animals, the FDA seeks to regulate such supplements as food or food additives depending on the intended use of the product. The intended use is demonstrated by how the article is included in a food, or added to the animals' intake (i.e., through its drinking water). If the intended use of the product does not fall within the proscribed use making the product a food, it cannot be regulated as a food. There is no intent to make our non-prescription products a component of an animal food, either directly or indirectly. A feed additive is a product that is added to a feed for any reason including the top dressing of an already prepared feed. Some additives, such as certain forage, are deemed to be Generally Recognized as Safe, or GRAS, and therefore, not subject to a feed Additive Petition approval prior to use. However, the substances deemed GRAS are generally those that are recognized as providing nutrients as a food does. We do not believe that our non-prescription products fit within this framework either. Finally, a new animal drug refers to drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in animals. Our non-prescription Neonorm Foal and Neonorm Calf products are not intended to diagnose, cure, mitigate, treat or prevent disease and therefore, do not fit within the definition of an animal drug. Additionally, because a previously marketed human formulation of the botanical extract in our non-prescription products was regulated as a human dietary supplement subject to the DSHEA (and not regulated as a drug by the FDA), we do not believe that the FDA would regulate the animal formulation used in our non-prescription products in a different manner. We do not believe that our non-prescription products fit the definition of an animal drug, food or food additive and therefore are not regulated by the FDA at this time.

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

        Our common stock is listed on The NASDAQ Capital Market, which imposes, among other requirements, a minimum stockholders equity requirement. On August 22, 2016 we received a notice from NASDAQ of non-compliance with its continuing listing rules, namely that our stockholders' equity at June 30, 2016 of $1,565,316, as reported in our Form 10-Q for the quarter then ended, was less than the $2,500,000 minimum. The failure to meet continuing compliance standards subjects our common stock to delisting. Based on the plan that we submitted to regain compliance, the Securities and Exchange Commission, or the SEC, granted us an extension until February 21, 2017 to regain compliance.

        Another requirement for continued listing on The NASDAQ Capital Market is the minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ's minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Our stock traded for less than $1.00 for 30 consecutive business days, and we received notice of this from The NASDAQ Capital Market on December 28, 2016. We have a 180 calendar day grace period, or until June 26, 2017, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

        The delisting of our common stock from NASDAQ may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from The NASDAQ Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

        While we presented a plan to regain compliance, there can be no assurance that our plan will be successful. Moreover, there is no assurance that any actions that we take to restore our compliance with NASDAQ's listing requirements would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from remaining below the NASDAQ minimum bid price required for continued listing or prevent future non-compliance with NASDAQ's listing requirements.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

        The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser's written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

        The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed previously in this "Risk Factors" section of this report and others, such as:

  •
  delays in the commercialization of Neonorm, Canalevia, Equilevia or our other current or future prescription drug product candidates and non-prescription products;

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

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

        On June 8, 2016, we entered into the CSPA with Aspire Capital, in which Aspire Capital committed to purchase, at our election, up to an aggregate of $15.0 million shares of our common stock over a period of approximately 30 months (i.e., 30 months from July 8, 2016, the effective date of the initial registration statement on Form S-1 that we filed to register the shares that we issued and may issue to Aspire pursuant to the CSPA).

        Through January 31, 2017, we have issued 2,027,490 shares of our common stock to Aspire Capital under the CSPA for gross proceeds of approximately $2.7 million. We may ultimately sell all, some or none of the approximately $12.3 million of common stock remaining under the CSPA to Aspire Capital, and Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the CSPA. Sales by Aspire Capital of shares acquired pursuant to the CSPA may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the CSPA may be terminated by us at any time at our discretion without any penalty or cost to us.

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

        As of December 31, 2016, we had outstanding options to purchase an aggregate of 2,571,220 shares of our common stock at a weighted average exercise price of $2.52 per share and warrants to purchase an aggregate of 5,968,876 shares of our common stock at a weighted-average exercise price of $1.40 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation.

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

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of February 1, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned in the aggregate approximately 58.9% of our outstanding shares of common stock. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

        Our initial public offering had a significant, transformative effect on us. Prior to our initial public offering, our business operated as a privately-held company, and we were not required to comply with public reporting, corporate governance and financial accounting practices and policies required of a publicly-traded company. As a publicly-traded company, we incur significant additional legal, accounting and other expenses compared to historical levels. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act and the rules and regulations of the SEC and The NASDAQ Capital Market, may result in an increase in our costs and the time that our board of directors and management must devote to our compliance with these rules and regulations. These rules and regulations have substantially increased our legal and financial compliance costs and diverted management time and attention from our product development and other business activities.

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

Quarter Ended	High	Low
June 30, 2015 (from May 13, 2015)	$7.06	$4.56
September 30, 2015	$5.48	$1.90
December 31, 2015	$4.70	$1.69
March 31, 2016	$4.60	$1.35
June 30, 2016	$3.79	$1.19
September 30, 2016	$2.25	$1.09
December 31, 2016	$1.53	$0.61

Holders

        As of December 31, 2016, there were approximately 29 stockholders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any RSUs.

Dividend Policy

        We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Recent Sales of Unregistered Securities

        In October 2016, pursuant to a common stock purchase agreement dated October 18, 2016, we issued 170,455 shares of common stock to an accredited investor for gross proceeds of $150,000.

        On November 8, 2016, we entered into an amendment to extend the maturity date of the $150,000 convertible note, issued pursuant to the convertible note purchase agreement dated December 23, 2014, from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, we issued the convertible noteholder a warrant to purchase 120,000 shares of common stock at an exercise price of $0.01 per share, which expires July 28, 2022. On January 31, 2017, we entered into another amendment to further extend the maturity date of the $150,000 convertible note to January 1, 2018. In exchange for the extension, we issued the convertible note holder a warrant to purchase 370,916 shares of our common stock at an exercise price of $0.51 per share, which expires on January 31, 2019.

        The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 6.    SELECTED FINANCIAL DATA

        Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this report.

Overview

        We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. We achieved statistically significant results in a multicenter canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. Two-hundred dogs were enrolled in the Canalevia pivotal study, which completed enrollment in January 2017. Jaguar has received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Mytesi (formerly known as Fulyzaq), was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo Pharmaceuticals, Inc. or Napo, which was Jaguar's parent company until May 13, 2015. The reception among users of our lead non-prescription products—Neonorm Calf and Neonorm Foal, an anti-diarrheal product we launched for newborn horses in early 2016—has been quite positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. Equilevia (formerly referred to as SB-300) is Jaguar's prescription drug product candidate for treatment of gastrointestinal ulcers in horses. Equilevia is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves. Canalevia, Equilevia and Neonorm are distinct products formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs. In July 2016 we released data from two China-based studies sponsored by Fresno, California-based Integrated Animal Nutrition and Health Inc. showing remarkable resolution of diarrhea and cure of piglets afflicted with diarrhea following treatment with a Croton lechleri botanical extract administered in water.

        As we announced in December 2016, Jaguar has signed a distribution agreement with Henry Schein, Inc., the world's largest provider of health care products and services to office-based dental, animal health and medical practitioners, for exclusive distribution of Neonorm Foal product to all segments of the U.S. equine market. Henry Schein's animal health business, Dublin, Ohio-based Henry Schein Animal Health, employs approximately 900 team members and had 2015 net sales of $2.9 billion. The agreement became effective on December 9, 2016, and, subject to provisions specified in the agreement, shall continue in force for an initial period of one year. Thereafter, unless either party notifies the other of its intent not to renew the term of the agreement at least 30 days prior to the end of the then current term, the term shall be automatically renewed upon expiration for successive renewal terms of one year.

        As we announced in September 2016, we have signed an exclusive supply and distribution agreement for this botanical extract with Integrated Animal Nutrition and Health Inc. for dairy cattle and pigs in the Chinese marketplace. According to the Minnesota-based Institute for Agriculture and Trade Policy, swine production was expected to reach 723 million head in 2014 in China, where pork is still the main protein source for many consumers. In 2015 there were an estimated 15.6 million dairy cattle in China, according to Index Muni. Integrated Animal Nutrition and Health, Inc. has minimum purchase requirements of the botanical extract to maintain their exclusivity.

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

        On February 8, 2017, we entered into a binding agreement of terms for our acquisition of Napo. Following the merger, Napo will operate as our wholly-owned subsidiary, focused on human health. The binding financial terms of the merger include a 3-to-1 Napo-to-Jaguar value ratio to calculate the relative ownership of the combined entity. As of January 31, 2017, Napo owned approximately 19% of the outstanding shares of our common stock.

        The Binding Agreement of Terms sets forth the financial terms of the merger and customary conditions to closing, which include but are not limited to completion of due diligence, receipt of a fairness opinion, and stockholder and other approvals. Additionally, the financial terms of the merger and conditions to closing include provisions that (i) Napo's secured convertible debt shall not exceed $10.0 million and its unsecured debt shall not exceed $3.0 million, and (ii) a third party will invest $3.0 million in us for approximately four million shares of our newly issued common stock with the investment proceeds loaned to Napo immediately prior to the consummation of the merger. The Binding Agreement of Terms also provides that if the merger fails to close for any reason on or prior to July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) failing to perform in accordance with the terms and conditions of the agreement or (ii) failing to abide by or breaching the provisions or representations, warranties and covenants of the agreement or the merger documents, then, on or before the close of business on August 7, 2017, we will be required to issue 2,000,000 shares of our restricted common stock to Napo.

        We expect to incur significant expenses in connection with the merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The ultimate amount and timing of such charges are uncertain at the present time. We incurred approximately $100,000 in professional and other fees associated with the proposed merger during the year ended December 31, 2016.

        On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia, our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Elanco Agreement grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

        Under the terms of the Elanco Agreement, we received a $1.5 million upfront payment and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will also reimburse us for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs.

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

        We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss attributable to common stockholders was $14.7 million and $16.6 million for the years ended December 31, 2016 and 2015. As of December 31, 2016, we had total stockholders' deficit of $2.5 million and cash and cash equivalents of $950,979. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2017.

Revenue

        We sell our primary commercial product Neonorm to distributors under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we have sufficient sales history and pipeline visibility, we will defer revenue and costs of distributor sales until products are sold by the distributor to the distributor's customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor's customer, when we have access to the data. We maintain system controls to verify that the reported distributor and third party data is accurate. Deferred revenue on shipments to distributors will reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Accounts receivable from distributors will be recognized and included in deferred revenue when we ship product to the distributor. We relieve inventory and recognize revenue typically upon shipment by the distributor to their customer. We recognized $141,523 and $258,381 in revenue for the years ended December 31, 2016 and 2015, respectively.

Cost of Revenue

        Cost of revenue expenses consist of costs to manufacture, package and distribute Neonorm that distributors have sold through to their customers.

Research and Development Expense

        Research and development expenses consist primarily of clinical and contract manufacturing expense, personnel and related benefit expense, stock-based compensation expense, employee travel expense, reforestation expenses. Clinical and contract manufacturing expense consists primarily of costs to conduct stability, safety and efficacy studies, and manufacturing startup expenses at an outsourced API provider in Italy.

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

Sales and Marketing Expense

        Sales and marketing expenses consist of personnel and related benefit expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Neonorm calf and foal sales.

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

Interest Expense

        Interest expense consists primarily of interest on convertible promissory notes, the standby bridge financing commitment and the loan and security agreement (long-term debt arrangement). It also includes interest expense and the amortization of a beneficial conversion feature related to convertible promissory notes issued in June and December 2014 and in February and March 2015.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

        The following table summarizes the Company's results of operations with respect to the items set forth in such table for the years ended December 31, 2016 and 2015 together with the change in such items in dollars and as a percentage:

	Years Ended December 31,		Variance
	2016	2015	($)	(%)
Revenue	$141,523	$258,381	$(116,858)	(45.2)%
Operating Expenses
Cost of revenue	51,966	123,457	(71,491)	(57.9)%
Research and development expense	7,206,864	6,475,851	731,013	11.3%
Sales and marketing expense	485,440	765,091	(279,651)	(36.6)%
General and administrative expense	5,983,238	5,339,351	643,887	12.1%

Total operating expenses	13,727,508	12,703,750	1,023,758	8.1%

Loss from operations	(13,585,985)	(12,445,369)	(1,140,616)	9.2%
Interest expense, net	(985,549)	(3,317,287)	2,331,738	(70.3)%
Other expense	(11,046)	(27,277)	16,231	(59.5)%
Change in fair value of warrants	(43,200)	(501,617)	458,417	(91.4)%
Loss on extinguishment of debt	(108,000)	—	(108,000)	N/A

Net loss and comprehensive loss	$(14,733,780)	$(16,291,550)	$1,557,770	(9.6)%

Revenue and Cost of Revenue

        Revenue and related cost of revenue for the years ended December 31, 2016 and 2015 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer recognizing revenue and cost of revenue until products are sold by the distributor to the distributor's end customers and recognition depends on notification from the distributor that product has been sold to the distributor's end customer. In 2016, we began selling the botanical extract to a distributor for use exclusively in China. The revenue from these sales, which totaled $24,000 in the year ended December 31, 2016, is recognized upon shipment to the distributor as no return rights are provided to this distributor. We experienced a reduction in Neonorm Calf unit sales in the year ended December 31, 2016 compared to 2015 resulting in the decrease in revenue. The decrease in cost of revenue was consistent with the decrease in revenue. We are increasing our efforts to promote sales growth.

Research and Development Expense

        The following table presents the components of research and development expense for the years ended December 31, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2016	2015	Variance	Variance %
R&D:
Personnel and related benefits	$2,546,220	$1,891,954	$654,266	34.6%
Materials expense and tree planting	113,394	187,876	(74,482)	(39.6)%
Travel, other expenses	400,846	360,362	40,484	11.2%
Clinical and contract manufacturing	2,254,122	3,093,193	(839,071)	(27.1)%
Stock-based compensation	181,489	472,145	(290,656)	(61.6)%
Other	1,710,793	470,321	1,240,472	263.8%

Total	$7,206,864	$6,475,851	$731,013	11.3%

        We increased research and development expense $731,000 from $6.5 million in the year ended December 31, 2015 to $7.2 million for the same period in 2016. We added headcount to enable us to make significant progress in the development of certain drug candidates that resulted in the increase of $654,000 in personnel and related benefit expenses, while carefully controlling spend in clinical trials and contract manufacturing. Clinical trial expenses increased due to our dog safety and efficacy study and our horse dose determination study both of which began in fiscal year 2016. These expenses were offset by a reduction of contract manufacturing expenses associated with the setup of manufacturing in Italy, which was completed in March 2016. Stock-based compensation decreased $291,000 from $472,000 in the year December 31, 2015 to $181,000 in the same period in 2016 primarily due to the reduction in the fair market value of our common stock. Other expenses, consisting primarily of consulting and formulation expenses, increased $1.2 million from $470,000 in the year ended December 31, 2015 to $1.7 million in the same period in 2016. Consulting expenses increased $940,000 from $135,000 in the year ended December 31, 2015 to $1.1 million in the same period in 2016 due to a substantial increase in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls ("CMC") activities. Formulation expenses increased $250,000 from $170,000 in the year ended December 31, 2015 to $420,000 for the same period in 2016 due to an increase in work needed to supply clinical operations with active and placebo product for use in clinical trials. We plan to increase our research and development expense as we continue developing our drug candidates.

        We also continued our reforestation efforts, although our expense decreased $74,000 from $188,000 in the year ended December 31, 2015 to $113,000 for the same period in 2016. We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

        The following table presents the components of sales and marketing expense for the years ended December 31, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2016	2015	Variance	Variance %
S&M:
Personnel and related benefits	$198,100	$347,944	$(149,844)	(43.1)%
Stock-based compensation	73,679	54,115	19,564	36.2%
Direct Marketing Fees	116,417	196,910	(80,493)	(40.9)%
Other	97,244	166,122	(68,878)	(41.5)%

Total	$485,440	$765,091	$(279,651)	(36.6)%

        Sales and marketing expense decreased $280,000 from $765,000 in the year ended December 31, 2015 to $485,000 in the same period in 2016 primarily due to a decrease in average monthly headcount for most of the fiscal year and a decrease in direct marketing expense. Personnel costs decreased $150,000 from $348,000 for the year ended December 31, 2015 to $198,000 for the same period in 2016. Stock based compensation expense increased $20,000 from $54,000 in the year ended December 31, 2015 to $74,000 in the same period in 2016 due primarily to expense associated with options granted to a consultant in 2016. Direct marketing and sales expense decreased $81,000 from $197,000 in the year ended December 31, 2015 to $116,000 for the same period in 2016 due to a reduction in marketing programs to promote our Neonorm products. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense. Travel expenses decreased $42,000 from $66,000 in the year ended December 31, 2015 to $25,000 in the same period in 2016 consistent with the reduction in headcount. Consulting expense increased $7,000 from $47,000 in the year ended December 31, 2015 to $54,000 in the same period in 2016. Royalty expenses decreased $39,000 from $40,000 in the year ended December 31, 2015 to $1,000 in the same period in 2016 due to a reduction in the royalty rate upon going public and also due to the decrease in sales of our Neonorm products. We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

        The following table presents the components of general and administrative expense for the years ended December 31, 2016 and 2015 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2016	2015	Variance	Variance %
G&A:
Personnel and related benefits	$2,104,809	$2,025,339	$79,470	3.9%
Accounting fees	311,693	351,743	(40,050)	(11.4)%
Third-party consulting fees and Napo service fees	374,852	200,758	174,094	86.7%
Legal fees	824,288	611,237	213,051	34.9%
Travel	310,066	442,095	(132,029)	(29.9)%
Stock-based compensation	462,759	465,905	(3,146)	(0.7)%
Rent and lease expense	384,147	280,753	103,394	36.8%
Public company expenses	291,253	234,247	57,006	24.3%
Other	919,371	727,274	192,097	26.4%

Total	$5,983,238	$5,339,351	$643,887	12.1%

        Our general and administrative expenses increased $644,000 from $5.3 million in the year ended December 31, 2015 to $6.0 million for the same period in 2016. In 2015, we became a public company and added headcount that has resulted in increases of $79,000 in personnel expense. Stock-based compensation was flat at $466,000 in the year ended December 31, 2015 compared to $463,000 in the same period in 2016 due to expense associated with new grants to existing employees offsetting the reduction in our stock price. Our public company expenses increased $57,000 due primarily to a full year of expense in 2016 versus only seven months of expense in 2015 as we filed our IPO in May 2015. We controlled our professional services expenses, reducing our audit fees by $40,000. However, our legal fees increased $213,000 from $611,000 in the year ended December 31, 2015 compared to $824,000 in the same period in 2016 due to increased public filings with the SEC, and we increased consulting expenses by $174,000 from $201,000 in the year ended December 31, 2015 to $375,000 in the same period in 2016 primarily due to placement agent fees related to the 2016 private placement financing in 2016. Rent expense increased $103,000 due to moving into our new San Francisco headquarters facility in July of 2015. Other expenses, including insurance costs also increased as a result of becoming a public company in May 2015. We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Liquidity and Capital Resources

Sources of Liquidity

        We had an accumulated deficit of $40.4 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal year. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, and $14.7 million for the year ended December 31, 2016. We expect to continue to incur additional losses through the end of fiscal year 2017 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

        We had cash and cash equivalents of $951,000 as of December 31, 2016 compared to $7.7 million as of December 31, 2015. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

  •
  In June 2016, we entered into the CSPA with a private investor. Under the terms of the agreement, we may sell up to $15.0 million in common stock to the investor during the approximately 30-month term of the agreement. Upon execution of the CSPA, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268. In consideration for entering into the CSPA, we issued 456,667 shares of our common stock to the investor. We issued 1,348,601 shares in exchange for net proceeds of $2,122,570, reflecting gross proceeds of $2,176,700 net of $54,130 offering expenses under the CSPA in the year ended December 31, 2016.

  •
  In October 2016, we entered into a Common Stock Purchase Agreement with an existing private investor. Upon execution of the agreement we sold 170,455 shares of our common stock in exchange for $150,000 in cash proceeds.

  •
  On November 22, 2016, we entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which we sold securities to such investors in a private placement transaction, which we refer to herein as the 2016 Private Placement. In the 2016 Private Placement, we sold an aggregate of 1,666,668 shares of our common stock at a price of $0.60 per share for gross proceeds of approximately $1.0 million. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of our common stock, at an exercise price of $0.75 per share, or the Series A Warrants, (ii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants.

  •
  On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia, our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Elanco Agreement grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received a $1.5 million upfront payment and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will also reimburse us for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs.

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

        We do not believe our current capital is sufficient to fund our operating plan through December 2017. We will need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. The Company plans to finance its operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company's ability to execute on its business plan.

Cash Flows for Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

        The following table shows a summary of cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Total cash used in operations	$(14,413,718)	$(14,315,863)
Total cash provided by/(used in) investing activities	2,384,500	(3,002,700)
Total Cash Provided by Financing Activities	5,282,666	24,170,902

	$(6,746,552)	$6,852,339

Cash Used in Operating Activities

        During the year ended December 31, 2016, cash used in operating activities of $14.4 million resulted from our net loss of $14.7 million, offset by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $510,000, stock-based compensation of $718,000, loss on extinguishment of debt of $108,000, depreciation expense of $47,000, net of changes in operating assets and liabilities of $1.1 million.

        During the year ended December 31, 2015, cash used in operating activities of $14.3 million resulted from our net loss of $16.3 million, offset by non-cash accretion of debt discounts of $2.5 million, non-cash revaluation of warrant liability of $502,000 and stock-based compensation of $992,000, amortization of debt issuance costs of $130,000, accretion of the balloon payment on the long-term debt of $116,000, loss on the sale of property and equipment of $35,000, depreciation expense of $5,000, net of changes in operating assets and liabilities of $2.3 million.

Cash Provided By/Used In Investing Activities

        During the year ended December 31, 2016, cash provided by investing activities of $2.4 million primarily consisted of $2.5 million of a release of restricted cash that resulted from a reduction in our long-term debt, net of $104,000 in purchases of property and equipment.

        During the year ended December 31, 2015, cash used in investing activities of $3.0 million primarily consisted of $3.0 million in restricted cash that resulted from our issuance of long-term debt, $23,000 from the purchase of property and equipment, net of $21,000 from the sale of property and equipment.

Cash Provided by Financing Activities

        During the year ended December 31, 2016, cash provided by financing activities of $5.3 million primarily consisted of $4.1 million in net cash received in our secondary public offering, net of commissions and certain offering expenses, $2.6 million in net proceeds received in the CSPA, $150,000 in net proceeds from an additional common stock purchase agreement, and $903,000 in net cash received in the sale of common stock to various investors as part of the 2016 Private Placement offset by $2.5 million in principal payments on our long-term debt.

        During the year ended December 31, 2015, cash provided by financing activities 24.2 million primarily consisted of the gross proceeds from the issuance of $5.6 million in long-term debt, net of discounts and debt issuance costs, $1.3 million in convertible promissory notes, offset by $1.1 million in repayments thereof, and $18.4 million in net cash was provided related to our initial public offering, net of commissions and certain deferred offering costs, offset by the repayment of the $1.0 million bridge loans and $100,000 in convertible notes.

Description of Indebtedness

Convertible Notes and Warrants

  2013 Convertible Notes

        From July through September 2013, we issued four convertible promissory notes (collectively the "Notes") for gross aggregate proceeds of $525,000 to various third-party lenders. The Notes bore interest at 8% per annum. The Notes automatically matured and the entire outstanding principal amount, together with accrued interest, was due and payable in cash at the earlier of July 8, 2015 (the "Maturity Date") or ten business days after the date of consummation of the initial closing of a first equity round of financing. We consummated a first equity round of financing prior to the Maturity Date with a pre-money valuation of greater than $3.0 million, and, accordingly, principal and accrued interest was converted into shares of common stock at 75% of the purchase price paid by such equity investors. These notes were all converted to common stock in February 2014 upon the issuance of the convertible preferred stock. In February 2014, in connection with the first equity round of financing and issuance of the Series A convertible preferred stock, the noteholders exercised their option to convert their Notes into 207,664 shares of common stock and accrued interest was paid in cash to the noteholders. The accreted interest expense related to the discount on the Notes was $1,443 for the period from January 1, 2014 to the conversion date of the Notes. Upon conversion, the entire remaining debt discount of $4,071 was recorded as interest expense.

        In connection with the Notes, we issued warrants to the noteholders, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the "Warrants"). The Warrants have a $2.53 exercise price, are fully exercisable from the initial date of the first equity round of financing, and have a five-year term subsequent to that date. The warrants were fully expensed prior to 2016.

  2014 Convertible Notes

        On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Interest expense for the year ended December 31, 2015 was $3,237 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $8,507 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature, or BCF, existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. For the year ended December 31, 2015, we amortized $31,250 of the discount as interest expense in the statements of operations and comprehensive loss.

        On July 16, 2014, pursuant to a convertible note purchase agreement, weissued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Interest expense for the year ended December 31, 2015 was $1,627 and is included in interest expense in the statements of operations and comprehensive loss. Accrued interest is $3,711 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the year ended December 31, 2015, we amortized $17,857 of the discount as interest expense in the statements of operations and comprehensive loss.

        In connection with the Transfer Agreement (Note 6) we issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840, was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

        On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Interest expense for the year ended December 31, 2015 was $28,210 and is included in interest expense in the statements of operations and comprehensive loss. Accrued interest is $30,132 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon consummation of our IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued the lenders a fully vested warrant to purchase shares of our common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. We amortized $141,890 of this discount in the year ended December 31, 2015 which has been recorded as interest expense in the statements of operations and comprehensive loss. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. For the years ended December 31, 2016 and 2015, we amortized $0 and $484,329 of the BCF as interest expense in the statements of operations and comprehensive loss.

  2015 Convertible Notes

        In February 2015, we issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, we issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the years ended December 31, 2016 and 2015, we amortized $0 and $250,000 of the BCF as interest expense in the Company's statement of operations and comprehensive income.

  Extinguishment of debt

        The remaining outstanding note of $150,000 is payable to the investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, we entered into an amendment to extend the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016. On November 8, 2016, we entered into an amendment to further extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, our board of directors granted the lendor a warrant to purchase 120,000 shares of our common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant.

        The amendment and related warrant issuance resulted in our treating the debt as having been extinguished and replaced with new debt for accounting purposes. We calculated a loss on the extinguishment of debt of $108,000 which is included in other expense in the statements of operations and comprehensive loss.

        The $150,000 note is included in notes payable in the balance sheet. We accrued interest of $33,929, which is included in accrued liabilities in the balance sheet, and incurred $18,049 and $15,880 in interest expense in the years ended December 31, 2016 and 2015, respectively.

        On December 28, 2016, we entered into an amendment to further extend the maturity date of the note from January 1, 2017 to January 31, 2017. On January 31, 2017, the Company entered into an amendment to further extend the due date of the $150,000 convertible note payable from January 31, 2017 to January 1, 2018.

        In March 2015, we entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid the Company $1.0 million. At March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of our common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the year ended December 31, 2015, we amortized $1,000,000 of the BCF as interest expense in the statements of operations and comprehensive income. We accrued interest of $17,753, which is included in accrued liabilities in the balance sheet, and has incurred $17,753 and $15,880 in interest expense in the years ended December 31, 2016 and 2015, respectively.

        As of December 31, 2016 and 2015, the convertible notes payable obligations were as follows:

	December 31, 2016	December 31, 2015
Notes payable	$150,000	$150,000
Unamortized note discount	—	—

Net debt obligation	$150,000	$150,000

        Interest expense on the convertible notes for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Nominal Interest	$18,049	$70,619
Amortization of debt discount	—	1,925,326

	$18,049	$1,995,945

        Interest payable on the convertible notes at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Interest Payable:	$94,048	$75,999

Notes Payable—Bridge Loans

        On October 30, 2014, we entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the "Bridge"). Proceeds to us were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of our common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These were recognized as interest expense over the six-month term of the Bridge using the effective interest method. The Company amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense. We fully extinguished the debt and accrued interest in May 2015.

        Interest expense on the notes payable-bridge loans for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Nominal Interest	$—	$100,000
Amortization of debt discount	—	521,291
Repayment premium	—	201,600
Debt issuance costs	—	86,667

	$—	$909,558

Standby Line of Credit

        In August 2014, we entered into a standby line of credit with an accredited investor for up to $1.0 million pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, we issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016. The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there were no drawdowns under the facility.

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

        As of December 31, 2016 and 2015, the net long-term debt obligation was as follows:

	December 31, 2016	December 31, 2015
Debt and unpaid accrued end-of-term payment	$3,894,320	$6,115,797
Unamortized note discount	(42,493)	(106,635)
Unamortized debt issuance costs	(114,626)	(206,235)

Net debt obligation	$3,737,201	$5,802,927

Current portion of long-term debt	$1,919,675	$1,707,899
Long-term debt, net of discount	1,817,526	$4,095,028

Total	$3,737,201	$5,802,927

        Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017	$2,032,048
2018	1,479,246

Total future principal payments	3,511,294
2018 end-of-term payment	560,000

4,071,294
Less: unaccreted end-of-term payment at December 31, 2016	(176,974)

Debt and unpaid accrued end-of-term payment	$3,894,320

        The obligation at December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

        Interest expense on the long-term debt for the years ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Nominal Interest	$457,448	$224,400
Amortization of debt discount	64,142	27,798
Accretion of end-of-term payment	267,230	115,797
Debt issuance costs	178,713	43,789

	$967,533	$411,784

        At the IPO, our outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrants

        On November 22, 2016, we entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which we sold securities to such investors in a private placement transaction, which we refer to herein as the 2016 Private Placement. In the 2016 Private Placement, we sold an aggregate of 1,666,668 shares of our common stock at a price of $0.60 per share for net proceeds of $677,224 or gross proceeds of approximately $1.0 million less $322,777 in issuance costs. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of our common stock, at an exercise price of $0.75 per share, or the Series A Warrants, (ii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants. The issuance costs were allocated to common stock, series A warrants, and Series B and C warrants based on the relative fair value of each:

Instruments	Fair Value	% Allocation	Issuance Costs (allocated)
Common Stock	$156,522	16%	$50,522
Warrants (Series A)	700,001	70%	225,944
Warrants (Series B and C)	143,478	14%	46,311

Total	$1,000,001	100%	$322,777

        Common stock of a net $106,000 (fair value less issuance costs) was included in equity in the company's balance sheet. Series A warrants of $756,001, consisting of the series A warrants of $700,001 and the series A placement agent warrants of $56,000, are included in current liabilities in the balance sheet and the $225,944 of issuance cost was expensed and is in general and administrative expense on the statement of operations and comprehensive loss. Series B and C warrants of a net $97,167 (fair value less issuance costs) are included in equity in the company's balance sheet.

        Our warrant share activity is summarized as follows:

	December 31, 2016	December 31, 2015
Beginning balance at January 1	748,872	494,267
Warrants granted	5,253,337	254,605
Warrants cancelled	(33,333)	—

Ending balance at December 31	5,968,876	748,872

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

        The fair market value per share of our common stock for purposes of determining stock-based compensation is now the closing price of our common stock as reported on The NASDAQ Stock Market on the applicable grant date.

Classification of Securities

        We apply the principles of ASC 480-10 "Distinguishing Liabilities From Equity" and ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" to determine whether financial instruments such as warrants, contingently issuable shares and shares subject to repurchase should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black Scholes Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

Income Taxes

        As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $24.5 million and $17.1 million, respectively, which will begin to expire in 2033, subject to limitations. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2016, a valuation allowance was necessary to fully offset our deferred tax assets. We have evaluated our uncertain tax positions and determined that we have no liabilities from unrecognized tax benefits and therefore we have not incurred any penalties or interest. The Tax Reform Act of 1986, as amended, limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions.

Recent Accounting Pronouncements

        In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

        In August 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU No. 2016-15 on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee stock-based payment transactions. The areas for simplification in ASU No. 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU No. 2016-09 on our consolidated financial statements.

        In March 2016 the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment has been held. T ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the potential effects of the adoption of this update on its financial statements.

        In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. We elected to early adopt the standard on a retrospective basis effective December 31, 2015, and all deferred tax assets and liabilities are classified as non-current on our balance sheet. Adoption had no effect on our balance sheet for 2016 and 2015 as presented.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. ASU 2015-03 will be effective beginning in its first quarter of 2016, however early adoption is permitted for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all periods presented. We adopted ASU 2015-03 on December 31, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which provides guidance regarding management's responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We implemented this guidance for the annual period beginning after December 15, 2016. The adoption of this guidance did not have an impact on our statements of financial condition, results of operations or cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718)", which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. We implemented this guidance for all interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our statements of financial condition, results of operations or cash flows.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2018 and allows for prospective or retrospective application. We currently anticipate utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plan to adopt the standard as of January 1, 2018. We are currently evaluating the new guidance, however we do not believe the impact will be significant.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Animal Health, Inc.
Index to Financial Statements

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	94
Balance Sheets as of December 31, 2016 and 2015	95
Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015	96
Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders' (Deficit) for the period from December 31, 2014 through December 31, 2016	97
Statements of Cash Flows for the years ended December 31, 2016 and 2015	98
Notes to Audited Financial Statements	99

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jaguar Animal Health, Inc.
San Francisco, California

        We have audited the accompanying balance sheets of Jaguar Animal Health, Inc. as of December 31, 2016 and 2015 and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jaguar Animal Health, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Francisco, California
February 15, 2017

Jaguar Animal Health, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$950,979	$7,697,531
Restricted cash	511,293	—
Accounts receivable	4,963	55,867
Due from former parent	299,648	3,199
Inventory	412,754	229,871
Deferred offering costs	72,710	143,231
Prepaid expenses	302,694	324,083

Total current assets	2,555,041	8,453,782
Property and equipment, net	885,945	829,232
Restricted cash	—	3,000,000
Other assets	122,163	122,163

Total assets	$3,563,149	$12,405,177

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$517,000	$574,462
License fee payable to former parent	—	425,000
Deferred revenue	224,454	251,936
Convertible notes payable	150,000	150,000
Accrued expenses	582,522	798,434
Warrant liability	799,201
Current portion of long-term debt	1,919,675	1,707,899

Total current liabilities	4,192,852	3,907,731
Long-term debt, net of discount	1,817,526	4,095,028
Deferred rent	6,956	3,321

Total liabilities	$6,017,334	$8,006,080

Commitments and Contingencies (See note 6)
Stockholders' Equity (Deficit):
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2016 and December 31, 2015; no shares issued and outstanding at December 31, 2016 and December 31, 2015.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at December 31, 2016 and December 31, 2015; 14,007,132 and 8,124,923 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	1,401	812
Additional paid-in capital	37,980,522	30,100,613
Accumulated deficit	(40,436,108)	(25,702,328)

Total stockholders' equity (deficit)	(2,454,185)	4,399,097

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$3,563,149	$12,405,177

The accompanying notes are an integral part of these financial statements.

Jaguar Animal Health, Inc.

Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2016	2015
Revenue	$141,523	$258,381
Operating Expenses
Cost of revenue	51,966	123,457
Research and development expense	7,206,864	6,475,851
Sales and marketing expense	485,440	765,091
General and administrative expense	5,983,238	5,339,351

Total operating expenses	13,727,508	12,703,750

Loss from operations	(13,585,985)	(12,445,369)
Interest expense, net	(985,549)	(3,317,287)
Other income/(expense)	(11,046)	(27,277)
Change in fair value of warrants	(43,200)	(501,617)
Loss on extinguishment of debt	(108,000)	—

Net loss and comprehensive loss	(14,733,780)	(16,291,550)
Accretion of redeemable convertible preferred stock	—	(346,374)

Net loss attributable to common stockholders	$(14,733,780)	$(16,637,924)

Net loss per share atributable to common stockholders, basic and diluted	$(1.35)	$(2.70)

Weighted-average common shares outstanding, basic and diluted	10,951,178	6,153,139

The accompanying notes are an integral part of these financial statements.

Jaguar Animal Health, Inc.

Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock
			Common Stock				Total Stockholders' Equity (Deficit)
					Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount

Balances—December 31, 2014	3,015,902	$7,304,914	2,874,330	$288	$1,175,242	$(9,410,778)	$(8,235,248)
Issuance of common stock in initial public offering, net of discounts and commissions of $1,209,802, offering costs of $2,897,825 and offering costs in the form of common stock warrants of $400,400	—	—	2,860,000	286	15,511,974	—	15,512,260
Warrant, issued in conjunction with the initial public offering	—	—	—	—	400,400	—	400,400
Conversion of preferred stock into common stock upon initial public offering	(3,015,902)	(7,651,288)	2,010,596	201	7,651,087	—	7,651,288
Conversion of preferred stock warrant liability into additional paid-in capital upon initial public offering	—	—	—	—	1,150,985	—	1,150,985
Conversion of convertible notes into common stock upon initial public offering	—	—	374,997	37	2,099,963	—	2,100,000
Stock-based compensation	—	—	—	—	992,165	—	992,165
Beneficial conversion feature on notes payable	—	—	—	—	1,202,521	—	1,202,521
Deemed dividends on Series A	—	263,060	—	—	(263,060)	—	(263,060)
Accretion of issuance costs	—	83,314	—	—	(83,314)	—	(83,314)
Napo license fee abatement	—	—	—	—	250,000	—	250,000
Issuance of common stock upon exercise of stock options	—	—	5,000	—	12,650	—	12,650
Net and comprehensive loss	—	—	—	—	—	(16,291,550)	(16,291,550)

Balances—December 31, 2015	—	$—	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097
Issuance of common stock in a secondary public offering ,net of discounts and commissions of $373,011 and offering costs of $496,887 February 2016	—	—	2,000,000	200	4,129,902	—	4,130,102
Issuance of common stock in a private investment in public entities offering, net of offering costs of $105,398 June 2016.	—	—	2,027,490	203	2,571,099	—	2,571,302
Issuance of common stock in a private investment in public entities offering October 2016	—	—	170,455	17	149,983	—	150,000
Issuance of common stock and equity warrants in a private investment in public entities offering, net of warrant liability of $700,001 and net of offering costs of $96,833 November 2016	—	—	1,666,668	167	203,000	—	203,167
Warrants, issued in conjunction with debt extinguishment	—	—	—	—	108,000	—	108,000
Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)	—	—
Stock-based compensation	—	—	—	—	717,927		717,927
Net and comprehensive loss	—	—	—	—	—	(14,733,780)	(14,733,780)

Balances—December 31, 2016	—	$—	14,007,132	$1,401	$37,980,522	$(40,436,108)	$(2,454,185)

The accompanying notes are an integral part of these financial statements.

Jaguar Animal Health, Inc.

Statements of Cash Flow

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(14,733,780)	$(16,291,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	47,494	5,155
Gain/loss on disposal of fixed assets	—	34,549
Loss on extinguishment of debt	108,000	—
Materials cost in connection with license activity	—	6,287
Issuance costs in connection with warrants issued in the November 2016 private investment in public entity	39,200	—
Stock-based compensation	717,927	992,165
Amortization of debt issuance costs and debt discount	510,085	2,720,668
Change in fair value of warrants	43,200	501,617
Changes in assets and liabilities
Accounts receivable—trade	50,904	(55,867)
Inventory	(182,883)	(31,842)
Prepaid expenses	21,389	(299,913)
Deferred offering costs	(72,710)	—
Other long-term assets	—	(122,163)
Due from parent	(296,449)	(19,780)
Deferred revenue	(27,482)	228,134
Deferred rent	3,635	3,321
License fee payable	(425,000)	(1,200,000)
Accounts payable	(28,336)	(240,087)
Accrued expenses	(188,912)	(546,557)

Total cash used in operations	(14,413,718)	(14,315,863)

Cash Flows from Investing Activities
Purchase of equipment	(104,207)	(23,300)
Sale of equipment	—	20,600
Change in restricted cash	2,488,707	(3,000,000)

Total cash provided by/(used in) investing activities	2,384,500	(3,002,700)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	5,615,543
Repayment of long-term debt	(2,488,706)	—
Proceeds from issuance of redeemable convertible notes payable, net	—	1,250,000
Repayment of convertible notes payable	—	(100,000)
Repayment of notes payable	—	(1,000,000)
Proceeds from issuance of common stock in initial public offering, net of commissions and discounts	—	18,810,484
Deferred offering costs	—	(417,775)
Proceeds from issuance of common stock in follow-on secondary public offering, net of commissions, discounts	5,000,000	—
Commissions, discounts and issuance costs associated with the follow-on secondary public offering	(869,898)	—
Proceeds from issuance of common stock in a private investment in public entities June 2016	2,676,746	—
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2016	(105,444)	—
Proceeds from the issuance of common stock in a private investment in public entities October 2016	150,000	—
Proceeds from the issuance of common stock in a private investment in public entities November 2016	1,000,001	—
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities November 2016	(80,033)	—
Proceeds from the exercise of common stock options	—	12,650

Total Cash Provided by Financing Activities	5,282,666	24,170,902

Net increase in cash and cash equivalents	(6,746,552)	6,852,339
Cash and cash equivalents, beginning of period	7,697,531	845,192

Cash and cash equivalents, end of period	$950,979	$7,697,531

Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$478,665	$173,250

Warrants issued in connection with convertible notes payable	$—	$47,479

Warrants issued in connection with notes payable	$108,000	$—

Warrants issued in connection with the initial public offering	$—	$400,400

Warrants issued in connection with private investment in public entity	$756,001

Accretion of redeemable convertible preferred stock	$—	$346,374

Abatement of license fee payable to Napo	$—	$250,000

Conversion of convertible preferred stock to common stock	$—	$7,651,288

Conversion of preferred stock warrant liability to common stock warrants	$—	$1,150,985

Conversion of convertible notes to common stock	$—	$2,100,000

The accompanying notes are an integral part of these financial statements.

Jaguar Animal Health, Inc.

Notes to Financial Statements

1. Organization and Business

        Jaguar Animal Health, Inc. ("Jaguar" or the "Company") was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. ("Napo" or the "Former Parent") until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company's first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. In September of 2016, the Company began selling the Croton lechleri botanical extract (the "botanical extract") to an exclusive distributor for use in pigs in China. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products. The Company operates in one segment and is headquartered in San Francisco, California.

        On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the "Service Agreement") with Napo, under which Napo agreed to provide the Company with the services of certain Napo employees for research and development and the general administrative functions of the Company. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. See Note 9 for additional information regarding the capital contributions and Note 4 for the Service Agreement and license agreement details. Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company's employee's time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use.

        On October 6, 2016, Jaguar signed a non-binding letter of intent ("LOI") with Napo potentially to merge the two companies.

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

Liquidity

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $40,436,108 as of December 31, 2016. The Company expects to incur substantial losses in future periods. Further, the Company's future operations are dependent on the success of the Company's ongoing development and commercialization efforts. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

        The Company plans to finance its operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company's ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        In June 2016, the Company entered into a common stock purchase agreement with a private investor (the "CSPA"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company's common stock over the approximately 30-month term of the agreement. As of December 31, 2016 the Company sold 2,027,490 shares for net cash proceeds of $2,676,700. Under the CSPA, the Company cannot issue more than the 2,027,490 shares of common stock already issued unless the price per share is $1.32 (the closing price on the date that the CSPA was signed).

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

Deferred Offering Costs

        Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. These deferred offering costs are offset against proceeds received upon the closing of the offerings. Deferred costs of $143,231 as of December 31, 2015 include legal, accounting and filing fees associated with the follow-on registration offering as more fully described in Note 9. Deferred costs of $72,710 as of December 31, 2016 include legal, accounting and filing fees associated with the Company's registration of unissued shares in the CSPA.

Concentration of Credit Risk and Cash and Cash Equivalents

        Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The carrying value of cash approximates fair value at December 31, 2016 and 2015.

Fair Values

        The Company's financial instruments include, cash and cash equivalents, accounts payable, accrued expenses, amounts due to Napo, the former parent, warrant liabilities, and debt. Cash is reported at fair value. The recorded carrying amount of accounts payable, accrued expenses and amounts due to Napo approximates their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 3 for the fair value measurements, and Note 7 for the fair value of the Company's warrant liabilities.

Restricted Cash

        On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million. Aggregate principal payments of $2.5 million further reduced the restricted cash balance to $511,294 as of December 31, 2016. Restricted cash has been classified within current assets as restrictions will be fully released on April 1, 2017.

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

        Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset's fair value. The Company has not recognized any impairment losses through December 31, 2016.

Research and Development Expense

        Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

        Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor's customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor's customer, when the Company has access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Company sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had Neonorm revenues of $141,523 and $258,381 for the years ended December 31, 2016, and 2015.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company's 2013 Equity Incentive Plan and 2014 Stock Incentive Plan (see Note 10) provides for the grant of stock options, restricted stock and restricted stock unit awards.

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

Classification of Securities

        The Company applies the principles of ASC 480-10 "Distinguishing Liabilities from Equity" and ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" to determine whether financial instruments such as warrants, contingently issuable shares and shares subject to repurchase should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black Scholes Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

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

Comprehensive Loss

        Comprehensive loss is defined as changes in stockholders' equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the years ended December 31, 2016 and 2015 there was no difference between net loss and comprehensive loss.

Segment Data

        The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

        In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

        In August 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU No. 2016-15 on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee stock-based payment transactions. The areas for simplification in ASU No. 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-09 on our consolidated financial statements.

        In March 2016 the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment has been held. T ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the potential effects of the adoption of this update on its financial statements.

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company elected to early adopt the standard on a retrospective basis effective December 31, 2015, and all deferred tax assets and liabilities are classified as non-current on our balance sheet. Adoption had no effect on the Company's balance sheet for 2016 and 2015 as presented.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. ASU 2015-03 will be effective for the Company beginning in its first quarter of 2016, however early adoption is permitted for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all periods presented. The Company adopted ASU 2015-03 on December 31, 2015. The adoption of this guidance did not have an impact on the Company's financial condition, results of operations or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which provides guidance regarding management's responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company implemented this guidance for the annual period beginning after December 15, 2016. The adoption of this guidance did not have an impact on the Company's financial condition, results of operations or cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718)", which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. The Company implemented this guidance for all interim and annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Company's financial condition, results of operations or cash flows.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2018 and allows for prospective or retrospective application. The Company currently anticipates utilizing the full retrospective

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. The Company is currently evaluating the new guidance, however it does not believe the impact will be significant.

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

        The following table presents information about the Company's warrant liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016 Warrant Liability	$—	$—	$799,201	$799,201

        There were no warrant liabilities at December 31, 2015.

        The change in the estimated fair value of level 3 liabilities is summarized below:

	Beginning Value of Level 3 Liability	Issuance of Common Stock Warrants	Change in Fair Value of Level 3 Liability	Conversion into Additional Paid-in Capital	Ending Fair Value of Level 3 Liability
For the year ended December 31, 2016	$—	$756,001	$43,200	$—	$799,201

For the year ended December 31, 2015	$601,889	$47,479	$501,617	$(1,150,985)	$—

        The warrants issued in 2016 were originally valued on November 29, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.69, exercise price of $0.75, term of 5.5 years expiring May 2022, volatility of 71.92%, dividend yield of 0%, and risk-free interest rate of 1.87%. The warrants were revalued at December 31, 2016 using the Black-Scholes model with the following

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

3. Fair Value Measurements (Continued)

assumptions: stock price of $0.716, exercise price of $0.75, term of 5.41 years expiring May 2022, volatility of 73.62%, dividend yield of 0%, and risk-free interest rate of 2.0%.

        The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the years ended December 31, 2016 and 2015.

4. Related Party Transactions

Due from former parent

        The Company was a majority-owned subsidiary of Napo until May 18, 2015, the date of the Company's IPO. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding receivables (payables) from/to former parent ("Napo") at December 31, 2016 and December 31, 2015 as follows:

	December 31, 2016	December 31, 2015
Due from former parent	$299,819	$6,008
Royalty payable to former parent	(171)	(2,809)

Net receivable from former parent	$299,648	$3,199

	December 31, 2016	December 31, 2015
License fee payable to former parent	—	(425,000)

Due from former parent

  Employee leasing and overhead allocation

        Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company's employee's time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use. The total amount of such services was $627,529 for the six months ended December 31, 2016. Napo remitted $350,000 in fiscal year 2016 and the remaining balance of $277,529 is included in current assets in the Company's balance sheet.

  Other transactions

        In 2016, the Company made $22,290 in payments for consulting, travel and computer equipment on behalf of Napo. In 2015, the Company made $6,008 in net payments on behalf of Napo, including $15,000 in Napo legal services paid by the Company, net of $8,992 of Company consulting services paid by Napo.

        The Company purchased from Napo $37,355 of clinical trial material of which $897 of unused material remains in prepaid expenses and other current assets on the Company's balance sheet, crofelemer API of $174,299 all of which was used and expensed in 2016, and $66,358 of crude plant latex in 2016 none of which has been used in operations and all of which is included in prepaid expenses and other current assets in the Company's balance sheet. All of these purchases were paid in 2016.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

4. Related Party Transactions (Continued)

        The Company sublet office space from Napo from March 1, 2014 through May 31, 2014. The Company paid Napo $33,897 for rent related to the office space, which was included in general and administrative expense in the Company's statements of operations and comprehensive loss in 2014.

Royalty payable to former parent and license fee payable to former parent and related agreement

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

        In January 2014, the Company exercised its option and entered into a license agreement (the "License Agreement") with Napo for an exclusive worldwide license to Napo's intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company's option, the license fee could have been paid in common stock. In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements. In the years ending December 31, 2016 and 2015, the Company made payments of $425,000 and $1.2 million, respectively.

        Milestone payments aggregating $3,150,000 may also be due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company will owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company will owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of non-prescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its non-prescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed. The Company incurred $1,015 and $39,734 in royalties for the years ended December 31, 2016 and 2015, respectively, which are included in sales and marketing expense in the Company's statement of operations and comprehensive loss. The Company had unpaid royalties of $171 and $2,810 at December 31, 2016 and 2015, respectively, which are netted with other receivables due from the former parent and are included in current assets in the Company's balance sheet. The Company may, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company's common stock.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

4. Related Party Transactions (Continued)

        In addition to receiving a License Agreement to Napo's intellectual property and technology, the License also transferred to the Company certain materials and equipment. Raw materials of $1.2 million transferred from Napo were included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company's balance sheet at December 31, 2016 and 2015 at the cost paid by Napo, which approximates fair value.

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

5. Balance Sheet Components

Property and Equipment

        Property and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Lab equipment	$811,087	$811,087
Clinical equipment	64,870	23,300
Software	62,637	—

Total property and equipment at cost	938,594	834,387
Accumulated Depreciation	(52,649)	(5,155)

Property and Equipment, net	$885,945	$829,232

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

5. Balance Sheet Components (Continued)

        Depreciation and amortization expense was $47,494 and $5,155 in the years ended December 31, 2016 and 2015 and was recorded in the statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2016	2015
Depreciation—Lab Equipment—research and developoment expense	$26,271	$4,378
Depreciation—Clinical Equipment—research and development expense	10,203	777
Depreciation—Software—general and administrative expense	11,020	—

Total Depreciation Expense	$47,494	$5,155

Accrued Expenses

        Accrued expenses at December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015
Accrued compensation and related:
Accrued vacation	$223,769	187,734
Accrued payroll	2,692	80,692
Accrued payroll tax	20,140	43,702

	246,601	312,128
Accrued interest	123,982	127,149
Accrued contract manufacturing costs	—	110,141
Accrued clinical	36,725	166,750
Accrued other	175,214	82,266

Total	$582,522	798,434

6. Commitments and Contingencies

Operating Leases

        Effective July 1, 2015, the Company leases its San Francisco, California headquarters under a non-cancelable sub-lease agreement that expires August 31, 2018. The Company provided cash deposits of $122,163, consisting of a security deposit of $29,539 and prepayment of the last three months of the lease of $92,623, which are included in other assets on the Company's balance sheet.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	363,486
2018	245,327

Total minimum lease payments	608,813

        The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $361,114 for the year ended December 31, 2016 and $180,557 for the six months ended December 31, 2015. Rent expense is included in general and administrative expense in the Company's statements of operations and comprehensive loss.

        As discussed in Note 4 above, on March 1, 2014, the Company sublet office space in San Francisco, California from Napo. The Company paid Napo $33,897 for rent related to the office space for the months of March, April and May of 2014, which was included in general and administrative expense in the Company's statements of operations and comprehensive loss. Beginning June 1, 2014, the Company assumed Napo's sublease from the landlord. The term of the assumed sublease was from June 1, 2014 through June 30, 2015. Rent expense under the sublease was $69,580 and $80,816 for the years ended December 31, 2015 and 2014, respectively, which was included in general and administrative expense in the Company's statement of operations and comprehensive loss.

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

        Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: (i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the year ended December 31, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

were paid during the year ended December 31, 2015, (iii) related to the design of a portion of the Manufacturer's facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the year ended December 31, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 was due at the end of April 2015 and has been paid during the year ended December 31, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company entered into a Memorandum of Understanding ("MOU") with the contract manufacturer and paid the start-up fee of €500,000 and the technology transfer fee of €215,000. In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of the Company's API at no cost in anticipation of the future deduction by December 2015. The final €250,000 was paid on March 29, 2016.

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

        The Company expensed the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of December 31, 2016 and December 31, 2015, the amortized costs exceeded amounts paid by $0 and $110,141, respectively, which are included in accrued manufacturing costs in accrued liabilities in the Company's balance sheet.

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

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

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

        In connection with the Notes, the Company issued warrants to the noteholders, which became exercisable to purchase an aggregate of 207,664 shares of common stock as of the issuance of the first equity round of financing (the "Warrants"). The Warrants have a $2.53 exercise price, are fully exercisable from the initial date of the first equity round of financing, and have a five-year term subsequent to that date.

  2014 Convertible Notes

        On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. Interest expense for the year ended December 31, 2015 was $3,237 and is included in interest expense in the statement of operations and comprehensive loss. Accrued interest is $8,507 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature ("BCF") existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. For the year ended December 31, 2015, the Company amortized $31,250 of the discount as interest expense in the statements of operations and comprehensive loss.

        On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. Interest expense for the year ended December 31, 2015 was $1,627 and is included in interest expense in the statements of operations and comprehensive loss. Accrued interest is $3,711 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. For the year ended December 31, 2015, the Company amortized $17,857 of the discount as interest expense in the statements of operations and comprehensive loss.

        In connection with the Transfer Agreement (Note 6) the Company issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840,

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

        On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO. Interest expense for the year ended December 31, 2015 was $28,210 and is included in interest expense in the statements of operations and comprehensive loss. Accrued interest is $30,132 and is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. Upon consummation of the Company's IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company's common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company amortized $141,890 of this discount in the year ended December 31, 2015 which has been recorded as interest expense in the Company's statements of operations and comprehensive loss. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. For the year ended December 31, 2015, the Company amortized $484,329 of the BCF as interest expense in the statements of operations and comprehensive loss.

  2015 Convertible Notes

        In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, the Company issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the years ended December 31, 2016 and 2015, the Company amortized $0 and $250,000 of the BCF as interest expense in the Company's statement of operations and comprehensive income.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

  Extinguishment of debt

        The remaining outstanding note of $150,000 is payable to the investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, the Company entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016. On November 8, 2016, the Company entered into an amendment to extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, the Company's board of directors granted the lendor a warrant to purchase 120,000 shares of the Company's common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant.

        The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $108,000, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company's statements of operations and comprehensive loss.

        The $150,000 note is included in notes payable in the Company's balance sheet. The Company has accrued interest of $33,929 and $15,880, which is included in accrued liabilities in the Company's balance sheet as of December 31, 2016 and 2015, respectively, and incurred $18,049 and $15,880 in interest expense in the years ended December 31, 2016 and 2015, respectively.

        On December 28, 2016, the Company entered into an amendment to extend the maturity date of the note from January 1, 2017 to January 31, 2017. On January 31, 2017, the Company entered into an amendment to further extend the due date of the $150,000 convertible note payable from January 31, 2017 to January 1, 2018.

        In March 2015, the Company entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid the Company $1.0 million. At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company's common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of the Company's IPO in May 2015, converted into 178,571 shares of the Company's common stock. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. For the year ended December 31, 2015, the Company amortized $1,000,000 of the BCF as interest expense in the Company's statements of operations and comprehensive income. The Company has accrued interest of $17,753, which is included in accrued liabilities in the Company's balance sheet, and has incurred $17,753 and $15,880 in interest expense in the years ended December 31, 2016 and 2015, respectively.

        The outstanding convertible notes payable obligation was $150,000 as of December 31, 2016 and 2015.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

        Interest expense on the convertible notes for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Nominal Interest	$18,049	$70,619
Amortization of debt discount	—	1,925,326

	$18,049	$1,995,945

        Interest payable on the convertible notes at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Interest Payable:	$94,048	$75,999

Notes Payable—Bridge Loans

        On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the "Bridge"). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of the Company's common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. Of the aggregate debt discount of $605,348 (warrants and original $100,000 discount), $521,291 was recorded as interest expense during the year ended December 31, 2015. Additional financing costs of $104,000 were incurred related to the Bridge and deferred on closing. These were recognized as interest expense over the six-month term of the Bridge using the effective interest method. The Company amortized the remaining $86,667 of these deferred financing charges by the end of May 2015 was recorded the amortized amounts as interest expense. The Company fully extinguished the debt and accrued interest in May 2015.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

        Interest expense on the notes payable-bridge loans for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Nominal Interest	$—	$100,000
Amortization of debt discount	—	521,291
Repayment premium	—	201,600
Debt issuance costs	—	86,667

	$—	$909,558

Standby Line of Credit

        In August 2014, the Company entered into a standby line of credit with an accredited investor for up to $1.0 million pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, the Company issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016. The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there were no drawdowns under the facility. The warrants expired in August 2016.

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

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

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

        As of December 31, 2016 and 2015, the net long-term debt obligation was as follows:

	December 31, 2016	December 31, 2015
Debt and unpaid accrued end-of-term payment	$3,894,320	$6,115,797
Unamortized note discount	(42,493)	(106,635)
Unamortized debt issuance costs	(114,626)	(206,235)

Net debt obligation	$3,737,201	$5,802,927

Current portion of long-term debt	$1,919,675	$1,707,899
Long-term debt, net of discount	1,817,526	$4,095,028

Total	$3,737,201	$5,802,927

        Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017	$2,032,048
2018	1,479,246

Total future principal payments	3,511,294
2018 end-of-term payment	560,000

4,071,294
Less: unaccreted end-of-term payment at December 31, 2016	(176,974)

Debt and unpaid accrued end-of-term payment	$3,894,320

        The obligation at December 31, 2015 includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

        Interest expense on the long-term debt for the years ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Nominal Interest	$457,448	$224,400
Amortization of debt discount	64,142	27,798
Accretion of end-of-term payment	267,230	115,797
Debt issuance costs	178,713	43,789

	$967,533	$411,784

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

        At the IPO, the Company's outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrants

        On November 22, 2016, the Company entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which the Company sold securities to such investors in a private placement transaction, which we refer to herein as the 2016 Private Placement. In the 2016 Private Placement, the Company sold an aggregate of 1,666,668 shares of the Company's common stock at a price of $0.60 per share for gross proceeds of approximately $1.0 million. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of the Company's common stock, at an exercise price of $0.75 per share, or the Series A Warrants, and the Placement Agent received warrants to purchase 133,333 shares of our common stock in lieu of cash for service fees with the same terms as the investors; (ii) warrants to purchase up to an aggregate 1,666,668 shares of the Company's common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants.The warrants were granted in three series with different terms. The warrants were valued using the Black-Scholes-Merton warrant pricing model as follows:

  •
  Series A Warrants and Placement Agent Warrants: 1,666,668 warrant shares with a strike price of $0.75 per share and an expiration date of May 29, 2022; and 133,333 warrant shares to the placement agent with a strike price of $0.75 and an expiration date of May 29, 2022; the expected life is 5.5 years, the volatility is 71.92% and the risk free rate is 1.87% in valuing these warrants.

  •
  Series B Warrants: 1,666,668 warrant shares with a strike price of $0.90 per share and an expiration date of November 29, 2017; the expected life is one year, the volatility is 116.65% and the risk free rate is 0.78% in valuing these warrants.

  •
  Series C Warrants: 1,666,668 warrant shares with a strike price of $1.00 per share and an expiration date of May 29, 2018; the expected life is 1.5 years, the volatility is 116.92% and the risk free rate is 0.94%.

        The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company's balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company's balance sheet, and the $43,200 increase is included in the Company's statements of operations and comprehensive loss. The strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

7. Debt and Warrants (Continued)

        The Company's warrant activity is summarized as follows:

	December 31, 2016	December 31, 2015
Beginning balance at January 1	748,872	494,267
Warrants granted	5,253,337	254,605
Warrants cancelled	(33,333)	—

Ending balance at December 31	5,968,876	748,872

8. Redeemable Convertible Preferred Stock

        In February, April and May of 2014, the Company issued 3,015,902 shares of convertible preferred stock in exchange for $6,777,338. The redemption value of the convertible preferred stock was $9.0 million. The differences between the respective redemption values/liquidation preference and carrying values are being accreted over the period from the date of issuance to the earliest possible redemption date, February 2017. The Company has recorded accretion of $263,060 for the year ended December 31, 2015.

        Costs incurred in connection with the issuance of Series A redeemable convertible preferred stock during the year ended December 31, 2014 were $119,097 which have been recorded as a reduction to the carrying amounts of convertible preferred stock and are being accreted to the carrying value of the applicable preferred stock to the redemption date. The Company has recorded accretion of $83,334 for the year ended December 31, 2015.

        On May 18, 2015, the Company completed its IPO. In connection with the IPO, all of the Company's 3,015,902 outstanding shares of convertible preferred stock were automatically converted into 2,010,596 shares of common stock. Prior to this conversion event, Convertible Preferred Stock had been classified outside of stockholders' (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

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

        In February 2016, the Company completed a secondary public offering of its common stock. In connection with its secondary public offering, the Company issued and sold 2,000,000 shares of common stock at a price to the public of $2.50 per share. As a result of the secondary public offering, the Company received $4.1 million in net proceeds, after deducting underwriting discounts and commissions of $373,011 and offering expenses of $496,887.

        In June 2016, the Company entered into a common stock purchase agreement with a private investor (the "CSPA"), which provides that, upon the terms and subject to the conditions and limitations set forth

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

9. Stockholders' Equity (Continued)

therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company's common stock over the approximately 30-month term of the agreement. Upon execution of the CSPA, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $394,534, reflecting gross proceeds of $500,000 and offering expenses of $105,398. In consideration for entering into the CSPA, the Company issued 456,667 shares of its common stock to the investor. Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with the investor (the "Registration Agreement"), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to the investor under the CSPA. On June 22, 2016 and September 22, 2016, the Company filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively. In the year ended December 31, 2016, pursuant to the CSPA, the Company sold an additional 1,348,601 shares of the Company's common stock in exchange for $2,176,700 of cash proceeds. Of the $15.0 million available under the CSPA, the Company has received $2,676,700 as of December 31, 2016. Under the CSPA, the Company cannot issue more than the 2,027,490 shares of common stock already issued unless the price per share is $1.32 (the closing price on the date that the CSPA was signed).

        In October 2016, the Company entered into a Common Stock Purchase Agreement with an existing private investor. Upon execution of the agreement the Company sold 170,455 shares of its common stock in exchange for $150,000 in cash proceeds.

        On November 22, 2016, the Company entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which the Company sold securities to such investors in a private placement transaction, which is referred to herein as the 2016 Private Placement. In the 2016 Private Placement, the Company sold an aggregate of 1,666,668 shares of its common stock at a price of $0.60 per share for net proceeds of $677,224 or gross proceeds of approximately $1.0 million less $322,777 in issuance costs. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of our common stock, at an exercise price of $0.75 per share, or the Series A Warrants, (ii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants. The issuance costs were allocated to common stock, series A warrants, and Series B and C warrants based on the relative fair value of each:

Instruments	Fair Value	% Allocation	Issuance Costs (allocated)
Common Stock	$156,522	16%	$50,522
Warrants (Series A)	700,001	70%	225,944
Warrants (Series B and C)	143,478	14%	46,311

Total	$1,000,001	100%	$322,777

        Common stock of a net $106,000 (fair value less issuance costs) was included in equity in the company's balance sheet. Series A warrants of $756,001, consisting of the series A warrants of $700,001 and the series A placement agent warrants of $56,000, are included in current liabilities in the company's

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

9. Stockholders' Equity (Continued)

balance sheet and the $225,944 of issuance cost was expensed and is in general and administrative expense on the company's statement of operations and comprehensive loss. Series B and C warrants of a net $97,167 (fair value less issuance costs) were classified in equity in the company's balance sheet.

        In exchange for the extension of the maturity date of the outstanding 2015 Convertible Note, on, November 8, 2016, the Company's board of directors granted the lender a warrant to purchase 120,000 shares of the Company's common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $108,000, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company's statements of operations and comprehensive loss. The warrants were valued on November 8, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.91, exercise price of $0.01, term of 5.72 years expiring July 2022, volatility of 70.35%, dividend yield of 0%, and risk-free interest rate of 1.45%.

        As of December 31, 2016 and 2015, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2016	December 31, 2015
Options issued and outstanding	2,571,220	919,506
Options available for grant	39,988	106,833
RSUs issued and outstanding	20,789	55,536
Warrants issued and outstanding	5,968,876	748,872
Convertible notes	67,655	26,785

Total	8,668,528	1,857,532

Preferred Stock

        The Company's second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at December 31, 2016 or December 31, 2015.

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

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

Outstanding grants continue to be exercisable, however any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan.

2014 Stock Incentive Plan

        Effective May 12, 2015, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan ("2014 Plan"). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company's common stock. The Company reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. The Company added 162,498 shares to the plan in accordance with the Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company's common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire.

        In July 2015, the Company amended the 2014 Plan reserving an additional 550,000 shares under the plan contingent upon approval by the Company's stockholders at the June 2016 annual stockholders meeting. In June 2016, the Company amended the 2014 Plan once again, modifying the increase from 550,000 shares to 1,550,000 shares, which was approved at the 2016 annual stockholders meeting.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

Stock Options and Restricted Stock Units ("RSUs")

        The following table summarizes incentive plan activity for the years ended December 31, 2016 and 2015:

	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2013 Equity Incentive Plan Balance—December 31, 2014	119,077	659,554	68,902	$2.67
Additional shares authorized	—
Options granted	(176,364)	176,364	—	$7.00
Options cancelled	95,784	(95,784)	—	$2.53
Options available for grant cancelled upon IPO	(51,863)	—
Options cancelled post-IPO not rolled back into the 2013 Plan	—	(42,128)
Options exercised	—	(5,000)	—	$2.53
RSUs granted	(1,484)	—	1,484
RSUs cancelled	14,850	—	(14,850)

2013 Equity Incentive Plan Balance—December 31, 2015	—	693,006	55,536	$3.74
2014 Stock Stock Plan Balance—December 31, 2014	—
Shares authorized	333,333
Options granted	(241,500)	241,500		$4.32
Options cancelled	15,000	(15,000)		$5.09

Combined Incentive Plan Balance—December 31, 2015	106,833	919,506	55,536	$3.87	8.81	$—
2013 Equity Incentive Plan Activity:
Options cancelled not rolled back into the 2013 Plan		(127,629)		$4.19
RSUs vested and released			(27,768)
RSUs cancelled			(6,979)
2014 Stock Incentive Plan Activity:
Additional shares authorized	1,712,498
Options granted	(1,927,121)	1,927,121		$1.97
Options cancelled	147,778	(147,778)		$2.28

Combined Incentive Plan Balance—December 31, 2016	39,988	2,571,220	20,789	$2.52	8.77

Options vested and exercisable—December 31, 2016		983,147		$3.41	8.25	$—

Options vested and expected to vest—December 31, 2016		2,163,246		$2.52	8.73	$—

        The weighted average grant date weighted average fair value of stock options granted was $0.86 and $2.90 per share during the years ended December 31, 2016 and 2015.

        The number of option shares that vested in the years ended December 31, 2016 and 2015 was 655,481 shares and 413,063 shares, respectively. The grant date weighted average fair value of option shares that vested in the years ended December 31, 2016 and 2015 was $722,134 and $893,974, respectively.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

        The grant date weighted-average fair value of options exercised was $0.43 in the year December 31, 2015 of which there was no intrinsic value. No options were exercised in the year ended December 31, 2016.

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

Stock-Based Compensation

        The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended December 31, 2016 and 2015, and are included in the statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2016	2015
Research and development expense	$181,489	$472,145
Sales and marketing expense	73,679	54,115
General and administrative expense	462,759	465,905

Total	$717,927	$992,165

        As of December 31, 2016, the Company had $1,263,950 of unrecognized stock-based compensation expense for options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.9 years.

        The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model using the following assumptions:

Years Ended December 31,
	2016	2015
Weighted-average volatility	66.25 - 72.08%	55.43 - 61.51%
Weighted-average expected term (years)	5.00 - 5.82	5.15 - 5.82
Risk-free interest rate	1.10 - 2.15%	1.60 - 1.84%
Expected dividend yield	—	—

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

        The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Years Ended December 31,
	2016	2015
Weighted-average volatility	78.30 - 80.04%	76.63%
Weighted-average expected term (years)	9.19 - 10.00	9.69
Risk-free interest rate	1.32 - 2.46%	2.25%
Expected dividend yield	—	—

11. Net Loss Per Share Attributable to Common Stockholders

        The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net loss attributable to common shareholders	$(14,733,780)	$(16,637,924)

Shares used to compute net loss per common share, basic and diluted	10,951,178	6,153,139

Net loss per share attributable to common shareholders, basic and diluted	$(1.35)	$(2.70)

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

        The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2016 and 2015 because their inclusion would be anti-dilutive:

	December 31, 2016	December 31, 2015
Options issued and outstanding	2,571,220	919,506
Warrants to purchase common stock	5,968,876	748,872
Restricted stock units	20,789	55,536

Total	8,560,885	1,723,914

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes

        The Company's loss before provision for income taxes during the years ended December 31, 2016 and 2015, was a domestic loss of $14,733,780 and $16,291,550, resepctively.

        Due to continued losses for the year ending December 31, 2016, and a full valuation allowance, the Company has not recorded a provision for income taxes for the years ending December 31, 2016 or 2015.

        The components of the provision for income taxes during the years ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Current	—	—

Deferred:
Federal	(4,387,544)	(4,197,007)
State	(1,249,149)	(587,696)
Foreign	—	—

Total Deferred	(5,636,693)	(4,784,703)
Valuation Allowance	5,636,693	4,784,703

Total Provision for Income Taxes	$—	$—

        The Company's effective tax during the years ended December 31, 2016 and 2015, differed from the federal statutory rate as follows:

	December 31, 2016	December 31, 2015
Statutory Rate	(34.0)%	(34.0)%
State Taxes	(5.6)%	(3.6)%
Tax Credits	(0.5)%	5.2%
Other	1.8%	1.7%
Valuation Allowance	38.3%	30.7%

Effective Tax Rate	0.0%	0.0%

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

        Net deferred tax assets as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015
Non-current Deferred Tax Assets:
Net Operating Costs	$9,626,610	$7,459,489
Tax Credits	374,605	261,851
Stock Compensation	297,438	188,602
Fixed Assets and Intangibles	3,700,557	470,577
Other	93,434	75,432

	14,092,644	8,455,951
Valuation Allowance	(14,092,644)	(8,455,951)

Net Non-current Deferred Tax Assets	$—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

        The valuation allowance increased by $5,636,693 during the year ended December 31, 2016.

        As of December 31, 2016, the Company had federal and California net operating loss carryovers of approximately $24,543,368 and $17,103,817, respectively. The federal and California net operating losses will begin to expire in 2033.

        As of December 31, 2016, the Company had federal and California research credit carryovers of approximately $279,793 and $285,554, respectively. The federal research credits will begin to expire in 2033. The California research credits carry forward indefinitely.

        Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an "ownership change," as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

        In November 2015, the FASB issued Accounting Standards Update 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be presented as non-current. The standard impacts presentation only. The Company elected to early adopt the standard on a retrospective basis effective December 31, 2015, and all deferred tax assets and liabilities are classified as non-current on the Company's consolidated balance sheets. Adoption of this ASU had no effect on the Company's balance sheet for 2015 as presented.

Uncertain Tax Positions

        The Company has adopted the provisions of ASC 740, "Income Taxes Related to Uncertain Tax Positions." Under these principals, tax positions are evaluated in a two-step process. The Company first

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

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

        The following is a reconciliation of the beginning and ending amount of our total gross unrecognized tax benefit liabilities:

	December 31, 2016	December 31, 2015
Gross Unrecognized Tax Benefit—Beginning Balance	$78,930	$31,006
Increases Related to Tax Positions from Prior Years	—	5,920
Increases Related to Tax Positions Taken During t the Current Year	34,143	42,004

Gross Unrecognized Tax Benefit—Beginning Balance	$113,073	$78,930

        There are no liabilities from unrecognized tax benefits included in the Company's balance sheet as of December 31, 2016 and 2015, and therefore the Company has not accrued for any penalties or interest.

        The Company files income tax returns in the United States and various states, where the statute of limitations are 3 years and 4 years, respectively. The Company remains open for audit by the United States Internal Revenue Service and states state tax jurisdictions since inception.

        The Company is not currently under examination by income tax authorities in federal or state jurisdictions.

13. 401(k) Plan

        The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through December 31, 2016.

14. Subsequent Events

        The Company completed an evaluation of the impact of subsequent events through February 15, 2017, the date these financial statements were issued.

Commercializaton Agreement

        On January 27, 2017, the Company announced it entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. ("Elanco") to license, develop and commercialize Canalevia, a Company drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals (collectively, the "Licensed Products"). The Elanco Agreement grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

Jaguar Animal Health, Inc.

Notes to Financial Statements (Continued)

14. Subsequent Events (Continued)

        Under the terms of the Elanco Agreement, the Company received a $1.5 million upfront payment and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. The Elanco Agreement also contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions. Elanco will also reimburse the Company for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to the Company's planned target animal safety study and the completion of the Company's field study of Canalevia for acute diarrhea in dogs.

2015 Convertible Notes Payable

        On January 31, 2017, the Company entered into an amendment to extend the due date of the $150,000 convertible note payable from January 31, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company's board of directors granted the convertible note holder a warrant to purchase 370,916 shares of the Company's common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant.

Merger Agreement

        On February 8, 2017, the Company announced that it had entered into a binding agreement of terms (the "Agreement") to merge with Napo Pharmaceuticals, Inc., the Company's former parent. The transaction was approved by the unanimous vote of independent and disinterested members of each of Jaguar's and Napo's Board of Directors. Napo will operate as a wholly-owned subsidiary of Jaguar, focused on human health. The binding financial terms of the merger include a 3-to-1 Napo-to-Jaguar value ratio to calculate the relative ownership of the combined entity. As of January 31, 2017, Napo owned approximately 19% of Jaguar's outstanding shares of common stock. The Agreement sets forth the financial terms of the merger and customary conditions to closing, which include but are not limited to completion of due diligence, receipt of a fairness opinion, and stockholder and other approvals. Additionally, the financial terms of the merger and conditions to closing include provisions that (i) Napo's secured convertible debt shall not exceed $10.0 million and its unsecured debt shall not exceed $3.0 million, and (ii) a third party will invest $3.0 million in the Company for approximately four million shares of newly issued common stock of the Company with the investment proceeds loaned to Napo immediately prior to the consummation of the merger. The Agreement also provides that if the merger fails to close for any reason on or prior to July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) failing to perform in accordance with the terms and conditions of the Agreement or (ii) failing to abide by or breaching the provisions or representations, warranties and covenants of the Agreement or the merger documents, then, on or before the close of business on August 7, 2017, the Company will be required to issue 2,000,000 shares of its restricted common stock to Napo.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2016.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers" contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers—Equity Compensation "contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information under the caption "Proposal 1—Election of Directors—Director Independence" and "Certain Relationships and Related Transactions" contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information under the caption "Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

  3.
  Exhibits

        See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)
Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on May 18, 2015).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on May 18, 2015).

4.1		Specimen Common Stock Certificate of Jaguar Animal Health, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.1	‡	Form of Indemnification Agreement by and between Jaguar Animal Health, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.2	‡	Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).

10.3	‡	Form of Notice of Grant of Stock Option and Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.4	‡	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.5	‡	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

Exhibit No.		Description
10.6	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Lisa A. Conte, dated March 1, 2014 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.7	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Steven R. King, Ph.D., dated February 28, 2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.8		Amended and Restated License Agreement by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.9		Employee Leasing and Overhead Allocation Agreement by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated July 1, 2013 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.10		Assignment of Sublease and Landlord Consent by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated June 1, 2014 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.11		Form of Common Stock Warrant that expires February 5, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.12		Form of Common Stock Warrant issued to Indena S.p.A. that expires June 26, 2019 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.13		Form of Common Stock Warrant issued to Joshua Mailman, which expires August 26, 2016 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on September 9, 2014).

10.14	‡	Offer Letter by and between Jaguar Animal Health, Inc. and John A. Kallassy, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.15		Non-Disturbance Letter Agreement by and between Napo Pharmaceuticals, Inc. and Nantucket Investments Limited, as Administrative Agent and Collateral Agent, dated October 10, 2014 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.16		Form of Warrant to Purchase Common Stock issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires October 30, 2019 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).

Exhibit No.		Description
10.17		Form of Exchange Warrant to Purchase Common Stock, issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires June 3, 2020, as amended (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.18		Amendment No. 1 to Amended and Restated License Agreement between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated as of January 27, 2015 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.19	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Michael Hauser, D.V.M., dated as of March 3, 2015 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.20		Form of Representative's Warrant (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.21		Form of Warrant and Note Exercise Amendment pursuant to Convertible Note and Warrant Purchase Agreement dated December 23, 2014 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.22		Convertible Note and Warrant Purchase Agreement dated March 20, 2015 by and between Jaguar Animal Health, Inc., and Dechra Pharmaceuticals PLC (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.23		Common Stock Warrant issued pursuant to the Convertible Note and Warrant Purchase Agreement dated March 20, 2015, which expires December 31, 2017 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.24		Form of Warrant Exercise Amendment pursuant to Exchange Warrant to Purchase Common Stock dated December 3, 2014 (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.25		Form of Amended and Restated Exchange Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.26		Sublease Agreement by and between SeeChange Health Management LLC and Jaguar Animal Health, Inc., dated June 23, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).

10.27		Consent to Sublease by and among CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Jaguar Animal Health, Inc., dated June 19, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).

Exhibit No.		Description
10.28		Loan and Security Agreement between Jaguar Animal Health, Inc., Qualified Subsidiaries thereof, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Hercules Technology Growth Capital, Inc., dated as of August 18, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on August 20, 2015).

10.29	†	Manufacture and Supply Agreement between Jaguar Animal Health, Inc. and Glenmark Pharmaceuticals Ltd., dated September 22, 2015 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed with the Securities and Exchange Commission on November 13, 2015).

10.30		Formulation Development and Manufacturing Agreement between Jaguar Animal Health, Inc. and Patheon Pharmaceuticals Inc., dated October 8, 2015 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (No. 333-208905) filed with the Securities and Exchange Commission on January 7, 2016).

10.31	‡	Offer Letter by and between Jaguar Animal Health, Inc., and Karen Wright, dated as of October 11, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015).

10.32		Form of Convertible Promissory Note issued pursuant to the Convertible Note and Warrant Purchase Agreement dated as of December 23, 2014 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.33		First Amendment to the Loan and Security Agreement and Waiver, dated as of April 21, 2016, by and among Jaguar Animal Health, Inc., Hercules Capital, Inc., and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2016).

10.34	‡	Separation Agreement, by and between Jaguar Animal Health, Inc. and John Kallassy, dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed on May 3, 2016).

10.35		Common Stock Purchase Agreement, dated June 8, 2016, by and between Jaguar Animal Health, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2016).

10.36		Letter of Intent, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on October 6, 2016).

10.37		Common Stock Warrant issued pursuant to the Letter Agreement, dated November 8, 2016, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires July 28, 2022 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10 Q (No. 001 36714) filed on November 14, 2016).

10.38		Form of Securities Purchase Agreement, by and among Jaguar Animal Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2016).

10.39		Form of Registration Rights Agreement, by and among Jaguar Animal Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2016).

Exhibit No.		Description
10.40		Supply and Distribution Agreement, dated as of September 6, 2016, by and between Jaguar Animal Health, Inc. and Integrated Animal Nutrition and Health Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A (No. 001-36714) filed on December 5, 2016).

10.41	*††	Distribution Agreement, dated December 9, 2016, by and between Jaguar Animal Health, Inc. and Henry Schein, Inc.

10.42	*††	License, Development, Co-Promotion and Commercialization Agreement, dated January 27, 2017, by and between Jaguar Animal Health, Inc. and Elanco US, Inc.

10.43	*	Common Stock Warrant issued pursuant to the Letter Agreement, dated January 30, 2017, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires January 31, 2019.

10.44		Binding Agreement of Terms for Jaguar Animal Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2017).

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

††
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

Date: February 15, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ LISA A. CONTE Lisa A. Conte	Chief Executive Officer, President and Director	February 15, 2017
/s/ KAREN S. WRIGHT Karen S. Wright	Chief Financial Officer	February 15, 2017
/s/ JAMES J. BOCHNOWSKI James J. Bochnowski	Chairman of the Board of Directors	February 15, 2017
/s/ JIAHAO QIU Jiahao Qiu	Director	February 15, 2017
/s/ ZHI YANG, PH.D. Zhi Yang, Ph.D.	Director	February 15, 2017
/s/ FOLKERT W. KAMPHUIS Folkert W. Kamphuis	Director	February 15, 2017
/s/ JOHN MICEK III John Micek III	Director	February 15, 2017
/s/ ARI AZHIR Ari Azhir	Director	February 15, 2017