Form 10-Q
period 2017-03-31
Jaguar Animal Health, Inc.
filed 2017-05-15
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 15, 2017, there were 14,440,608 shares of common stock, par value $0.0001 per share, outstanding.

Page No.

PART I. — FINANCIAL INFORMATION (Unaudited)	2
Item 1. Condensed Unaudited Financial Statements	2
Condensed Balance Sheets as of March 31, 2017 and December 31, 2016	2
Condensed Statements of Operations and Comprehensive Loss for the Three Month Period Ended March 31, 2017 and 2016	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2015 through March 31, 2017	4
Condensed Statements of Cash Flows for the Three Month Period Ended March 31, 2017 and 2016	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48
PART II. — OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6. Exhibits	49
SIGNATURE	50

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR ANIMAL HEALTH, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,205,061	$950,979
Restricted cash	21,192	511,293
Accounts receivable	—	4,963
Other receivable	288,166	—
Due from former parent	221,422	299,648
Inventory	392,640	412,754
Deferred offering costs	65,078	72,710
Prepaid expenses	387,912	302,694
Total current assets	2,581,471	2,555,041
Property and equipment, net	870,914	885,945
Other assets	122,163	122,163
Total assets	$3,574,548	$3,563,149

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,465,494	$517,000
Deferred collaboration revenue	2,088,989	—
Deferred product revenue	208,258	224,454
Convertible notes payable	150,000	150,000
Accrued expenses	1,266,347	582,522
Warrant liability	1,252,620	799,201
Current portion of long-term debt	1,994,015	1,919,675
Total current liabilities	8,425,723	4,192,852
Long-term debt, net of discount	1,332,703	1,817,526
Deferred rent	7,114	6,956
Total liabilities	$9,765,540	$6,017,334

Commitments and Contingencies (See Note 6)

Stockholders’ Deficit:
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; 14,424,128 and 14,007,132 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	1,443	1,401
Additional paid-in capital	38,959,031	37,980,522
Accumulated deficit	(45,151,466)	(40,436,108)
Total stockholders’ deficit	(6,190,992)	(2,454,185)
Total liabilities, convertible preferred stock and stockholders’ deficit	$3,574,548	$3,563,149

(1) The condensed balance sheet at December 31, 2016 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 15, 2017.

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Product revenue	$74,544	$38,146
Collaboration revenue	747,866	—
Total revenue	822,410	38,146
Operating Expenses
Cost of product revenue	16,145	18,368
Research and development expense	1,255,452	1,751,741
Sales and marketing expense	122,912	164,413
General and administrative expense	3,303,503	1,788,385
Total operating expenses	4,698,012	3,722,907
Loss from operations	(3,875,602)	(3,684,761)
Interest expense	(180,072)	(284,236)
Other income/(expense)	1,448	(15,207)
Change in fair value of warrants	(453,419)	—
Loss on extinguishment of debt	(207,713)	—
Net loss and comprehensive loss	$(4,715,358)	$(3,984,204)
Net loss per share, basic and diluted	$(0.33)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	14,157,351	9,307,354

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in		Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Accumulated deficit	Deficit

Balances - December 31, 2015	—	$—	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097

Issuance of common stock in a secondary public offering, net of discounts and commissions of $373,011 and offering costs of $496,887 February 2016	—	—	2,000,000	200	4,129,902	—	4,130,102
Issuance of common stock in a private investment in public entities offering, net of offering costs of $105,398 June 2016.	—	—	2,027,490	203	2,571,099	—	2,571,302
Issuance of common stock in a private investment in public entities offering October 2016	—	—	170,455	17	149,983	—	150,000
Issuance of common stock and equity warrants in a private investment in public entities offering, net of warrant liability of $700,001 and net of offering costs of $96,833 November 2016	—	—	1,666,668	167	203,000	—	203,167
Warrants, issued in conjunction with debt extinguishment	—	—	—	—	108,000	—	108,000
Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)	—	—
Stock-based compensation	—	—	—	—	717,927		717,927
Net and comprehensive loss	—	—	—	—	—	(14,733,780)	(14,733,780)

Balances - December 31, 2016	—	$—	14,007,132	$1,401	$37,980,522	$(40,436,108)	$(2,454,185)
Issuance of common stock in a private investment in public entities offering, net of offering costs of $7,632.	—	—	416,996	42	542,760	—	542,802
Stock-based compensation	—	—	—	—	228,036	—	228,036
Warrants, issued in conjunction with debt extinguishment	—	—	—	—	207,713	—	207,713
Net and comprehensive loss	—	—	—	—	—	(4,715,358)	(4,715,358)

Balances - March 31, 2017	—	$—	14,424,128	$1,443	$38,959,031	$(45,151,466)	$(6,190,992)

The accompanying notes are an integral part of these financial statements.

JAGUAR ANIMAL HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(4,715,358)	$(3,984,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,031	7,878
Loss on extinguishment of debt	207,713	—
Stock-based compensation	228,036	103,542
Amortization of debt issuance costs and debt discount	96,772	131,123
Change in fair value of warrants	453,419	—
Changes in assets and liabilities
Accounts receivable - trade	4,963	43,071
Other receivable	(288,166)	—
Inventory	20,114	(39,760)
Prepaid expenses	(85,218)	(301,660)
Deferred offering costs	7,632	—
Due from parent	78,226	653
Deferred collaboration revenue	2,088,989	—
Deferred product revenue	(16,196)	27,129
Deferred rent	158	1,660
License fee payable	—	(425,000)
Accounts payable	931,340	101,629
Accrued expenses	683,825	(193,919)
Total cash used in operations	(288,720)	(4,527,858)
Cash Flows from Investing Activities
Purchase of equipment	—	(85,723)
Change in restricted cash	490,101	178,740
Total cash provided by investing activities	490,101	93,017
Cash Flows from Financing Activities
Repayment of long-term debt	(490,101)	(178,740)
Proceeds from issuance of common stock in follow-on secondary public offering	—	5,000,000
Commissions, discounts and issuance costs associated with the follow-on secondary public offering	—	(869,898)
Proceeds from issuance of common stock in a private investment in public entities	550,434	—
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities	(7,632)	—
Total Cash Provided by Financing Activities	52,701	3,951,362
Net increase (decrease) in cash and cash equivalents	254,082	(483,479)
Cash and cash equivalents, beginning of period	950,979	7,697,531
Cash and cash equivalents, end of period	$1,205,061	$7,214,052

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

On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the “Service Agreement”) with Napo, under which Napo agreed to provide the Company with the services of certain Napo employees for research and development and the general administrative functions of the Company. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. See Note 9 for additional information regarding the capital contributions and Note 4 for the Service Agreement and license agreement details. Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company’s employee’s time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use (Note 4).

On October 6, 2016, Jaguar signed a non-binding letter of intent (“LOI”) with Napo potentially to merge the two companies.  On February 8, 2017, the Company announced that it had entered into a binding agreement of terms (the “Agreement”) to merge with Napo. On March 31, 2017, Jaguar entered a definitive merger agreement with Napo. The transaction was approved by the unanimous vote of independent and disinterested members of each of Jaguar’s and Napo’s Board of Directors. Napo will operate as a wholly-owned subsidiary of Jaguar, focused on human health. The binding financial terms of the merger include a 3-to-1 Napo-to-Jaguar value ratio to calculate the relative ownership of the combined entity. As of January 31, 2017, Napo owned approximately 19% of Jaguar’s outstanding shares of common stock. The Agreement sets forth the financial terms of the merger and customary conditions to closing, which include but are not limited to completion of due diligence, receipt of a fairness opinion, and stockholder and other approvals. Additionally, the financial terms of the merger and conditions to closing include provisions that (i) Napo’s secured convertible debt shall not exceed $11.3 million and its unsecured debt shall not exceed $6.2 million, and (ii) a third party will invest $3.0 million in the Company for approximately four million shares of newly issued common stock of the Company with the investment proceeds loaned to Napo immediately prior to the consummation of the merger. The merger agreement provides that if the merger fails to close for any reason on or prior to July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) failing to perform in accordance with the terms and conditions of the Agreement or the merger documents or (ii) failing to abide by or breaching the provisions or representations, warranties and covenants of the Agreement or the merger documents, then, on or before the close of business on August 7, 2017, the Company will be required to issue 2,000,000 shares of its restricted common stock to Napo.  On April 18, 2017, the Company filed the preliminary registration statement Form S-4 with the Securities and Exchange Commission for the acquisition of Napo through a merger.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $45,151,466 as of March 31, 2017. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as the securing of additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to finance its operations and capital funding needs through equity and/or debt financing, collaboration arrangements with other entities, as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company’s ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. As of March  31, 2017 the Company sold 2,444,486 shares for cash proceeds of $3,227,134. The CSPA limits the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d). The Company held its 2017 Annual Meeting on May 8, 2017. At the 2017 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company’s common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are valuation of stock options; valuation of warrant liabilities; impairment of long lived assets; useful lives for depreciation; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue — to capture the estimate driving the period over which Elanco revenue is being recognized.  Those estimates could change, and as a result, actual results could differ materially from those estimates.

Deferred Offering Costs

Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. These deferred offering costs are offset against proceeds received upon the closing of the offerings. Deferred costs of $65,078 and $72,710 as of March 31, 2017 and December 31, 2016, respectively, include legal, accounting and filing fees associated with the Company’s registration of unissued shares in the CSPA.

Concentration of Credit Risk and Cash and Cash Equivalents

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The carrying value of cash approximates fair value at March 31, 2017 and December 31, 2016.

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

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million. Aggregate principal payments of $2,978,808 further reduced the restricted cash balance to $21,192 as of March 31, 2017. Restricted cash has been classified within current assets as restrictions were fully released on April 1, 2017.

Inventories

Inventories are stated at the lower of cost or market. The Company calculates inventory valuation adjustments when conditions indicate that market is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and market. There have been no write-downs to date.

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

Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2017.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Company sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had Neonorm revenues of $44,544 and $38,146 for the three months ended March 31, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  The Company had Botanical Extract revenues of $30,000 and $0 in the three months ended March 31, 2017 and 2016.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included on the Company’s balance sheet.  The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss.  The $2,548,689 total of the upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss.  The difference of $2,088,989 is included in deferred collaboration revenue and the uncollected $288,166 of unreimbursed expenses is included in other receivables in on the Company’s balance sheet.

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements “ and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

The Company recognizes revenue under its licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company records revenue related to the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk.  Under the agreement, the Company is reimbursed for associated out-of-pocket costs and for certain employee costs.  The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which the Company is reimbursed are reflected as research and development costs.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company will report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

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

The Company uses the grant date fair market value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

Classification of Securities

The Company applies the principles of ASC 480-10 “Distinguishing Liabilities from Equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity” to determine whether financial instruments such as warrants should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black Scholes Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the three months ended March 31, 2017 and 2016 there was no difference between net loss and comprehensive loss.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2017 and 2016.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU No. 2016-15 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee stock-based payment transactions. The areas for simplification in ASU No. 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. Under the new guidance, the windfall tax benefit is to be recorded when it arises, subject to normal valuation allowance considerations.  The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows for the three-month periods ended March 31, 2016 or 2017.  As of December 31, 2016, the Company had no unrecognized deferred tax assets related to excess tax benefits, and as such, there was no cumulative-effect adjustment to the beginning accumulated deficit. Additionally, the treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. As such, this has no cumulative effect on accumulated deficit.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the current lease accounting standard. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the new standard on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017 and allows for prospective or retrospective application. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. The Company is currently evaluating the new guidance, however it does not believe the impact will be significant.

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

The following table presents information about the Company’s warrant liabilities that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017 Warrant Liability	$—	$—	$1,252,620	$1,252,620

	Level 1	Level 2	Level 3	Total
As of December 31, 2016 Warrant Liability	$—	$—	$799,201	$799,201

The change in the estimated fair value of level 3 liabilities is summarized below:

	Beginning	Change in	Ending Fair
	Value of	Fair Value of	Value of
	Level 3	Level 3	Level 3
	Liability	Liability	Liability
For the three months ended March 31, 2017	$799,201	$453,419	$1,252,620

For the three months ended March 31, 2016	$—	$—	$—

The warrants were issued in 2016 and were originally valued on November 29, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.69, exercise price of $0.75, term of 5.5 years expiring May 2022, volatility of 71.92%, dividend yield of 0%, and risk-free interest rate of 1.87%. The warrants were revalued at December 31, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.716, exercise price of $0.75, term of 5.41 years expiring May 2022, volatility of 73.62%, dividend yield of 0%, and risk-free interest rate of 2.0%.  The warrants were revalued at March 31, 2017 using the Black-Scholes-Merton model with the following assumptions:  stock price of $1.00, exercise price of $0.75, term of 5.16 years expiring May 2022, volatility of 78.33%, dividend yield of 0%, and risk-free interest rate of 1.95%.

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the three months ended March 31, 2017.

4. Related Party Transactions

Due from former parent

The Company was a majority-owned subsidiary of Napo until May 18, 2015, the date of the Company’s IPO. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the Interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding receivables (payables) from former parent (“Napo”) at March 31, 2017 and December 31, 2016 as follows:

	March 31,	December 31,
	2017	2016
Due from former parent	$221,429	$299,819
Royalty payable to former parent	(7)	(171)
Net receivable (payable) to former parent	$221,422	$299,648

Due from former parent

Employee leasing and overhead allocation

Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company’s employee’s time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use. The balance of unpaid employee leasing charges due from Napo was $277,529 at December 31, 2016.  The total amount of such services was $407,267 and Napo remitted $465,625 for the three months ended March 31, 2017.  The remaining unpaid balance of $219,171 is included in due from former parent in current assets on the Company’s balance sheet.

Other transactions

The Company periodically makes purchases on behalf of Napo, primarily including travel expenses and investor relations expenses.  The balance of unpaid non-employee leasing charges due from Napo was $22,290 at December 31, 2016.  The total amount of such purchases was $5,376 and Napo remitted $25,408 in the three months ended March 31, 2017.  The remaining unpaid balance of $2,258 is included in due from former parent in current assets on the Company’s balance sheet.

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements. The Company paid the final $425,000 in the three months ended March 31, 2016.

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

The Company had unpaid royalties of $171 at December 31, 2016, which are netted with other receivables due from former parent in current assets in the Company’s balance sheet. The Company incurred $284 in royalties in the three months ended March 31,  2017, which are included in sales and marketing expense in the Company’s statement of operations and comprehensive loss, and paid $447 to Napo in the three months ended March 31, 2017. The remaining balance of unpaid royalties of $7 are netted with other receivables due from the former parent and are included in current assets in the Company’s balance sheet. The Company may, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Raw materials of $1.2 million transferred from Napo were included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company’s balance sheet at March 31, 2017 and December 31, 2016 at the cost paid by Napo, which approximates fair value.

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

5. Balance Sheet Components

Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Lab equipment	$811,087	$811,087
Clinical equipment	64,870	64,870
Software	62,637	62,637
Total property and equipment at cost	938,594	938,594
Accumulated Depreciation	(67,680)	(52,649)
Property and Equipment, net	$870,914	$885,945

Depreciation and amortization expense was $15,031 and $7,878 in the three months ended March 31, 2017 and 2016 and was included in the statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2017	2016
Depreciation - Lab Equipment - research and development expense	$6,568	$6,568
Depreciation - Clinical Equipment - research and development expense	3,243	1,165
Depreciation - Software - general and administrative expense	5,220	145
Total Depreciation Expense	$15,031	$7,878

Accrued Expenses

Accrued expenses at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
Accrued compensation and related:
Accrued vacation	$229,944	$223,769
Accrued payroll	—	2,692
Accrued payroll tax	21,843	20,140
	251,787	246,601
Accrued interest	124,242	123,982
Accrued clinical	—	36,725
Accrued legal costs	855,397	92,500
Accrued audit	20,000	37,000
Accrued other	14,921	45,714
Total	$1,266,347	$582,522

6. Commitments and Contingencies

Operating Leases

Effective July 1, 2015, the Company leases its San Francisco, California headquarters under a non-cancelable sub-lease agreement that expires August 31, 2018. The Company provided cash deposits of $122,163, consisting of a security deposit of $29,539 and prepayment of the last three months of the lease of $92,623, which are included in other assets on the Company’s balance sheet.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 are as follows:

Years ending December 31,	Amount
2017 - April through December	$273,365
2018	245,327
Total minimum lease payments	$518,692

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 for the three months ended March 31, 2017 and 2016. Rent expense is included in general and administrative expense in the Company’s statements of operations and comprehensive loss.

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

Effective February 12, 2015, March 25, 2015 and July 15, 2015 the Company entered into amendments delaying payments to the Manufacturer as follows: (i) the €500,000 start-up fee was due by the end of April 2015 and has been paid during the year ended December 31, 2015, (ii) related to the technology transfer, of the remaining €310,000, €215,000 was due April 2015 and €95,000 was due June 30, 2015, both of which were paid during the year ended December 31, 2015, (iii) related to the design of a portion of the Manufacturer’s facility, the payment has increased to €170,000, €150,000 of which was due at the end of April 2015 and €20,000 was due on June 30, 2015, both of which have been paid during the year ended December 31, 2015 (iv) the fees linked to the deliverables are now due €250,000 on December 31, 2015 and €250,000 on March 31, 2016, 2015, (v) the bonus fee payable of €300,000, €150,000 was due at the end of April 2015 and has been paid during the year ended December 31, 2015 and €150,000 due at December 31, 2015. In May 2015, the Company entered into a Memorandum of Understanding (“MOU”) with the contract manufacturer and paid the start-up fee of €500,000 and the technology transfer fee of €215,000. In accordance with the terms of the Memorandum of Understanding, the Manufacturer will supply 400Kg of the Company’s API at no cost in anticipation of the future deduction by December 2015. The final € 250,000 was paid on March 29, 2016.

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

The Company expensed the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of March 31, 2016, the amortized costs exceeded amounts paid by $170,850, which were included in accrued manufacturing costs in accrued liabilities in the Company’s balance sheet.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. The Company has unpaid accrued interest of $8,507, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three months ended March 31, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. The Company has unpaid accrued interest of $3,711, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three months ended March 31, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO.  The Company has unpaid accrued interest of is $30,132, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest expense was accrued for the three months ended March 31, 2017 and 2016.  Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company fully amortized the discount by the end of May 2015 when the notes were converted to equity. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

2015 Convertible Notes

In February 2015, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, the Company issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.

Extinguishment of debt

The remaining outstanding note of $150,000 is payable to the investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, the Company entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016.

On November 8, 2016, the Company entered into an amendment to extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, the Company’s board of directors granted the lender a warrant to purchase 120,000 shares of the Company’s common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $108,000, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company’s statements of operations and comprehensive loss in the three months ended December 31, 2017.

On January 31, 2017, the Company entered into an amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company’s board of directors granted the lender a warrant to purchase 370,916 shares of the Company’s common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company’s statements of operations and comprehensive loss in the three months ended March 31, 2017.

The $150,000 note is included in notes payable in current liabilities on the Company’s balance sheet. The Company has unpaid accrued interest of $38,367 and $33,929, which is included in accrued liabilities on the Company’s balance sheet as of March 31, 2017 and December 31, 2016, respectively, and incurred $4,438 and $4,488 in interest expense in the three months ended March 31, 2017 and 2016, respectively.

In March 2015, the Company entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid the Company $1.0 million. At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.  While the note was converted to equity, the Company has not yet remitted the related accrued interest of $17,753, which is included in accrued liabilities in the Company’s balance sheet.  No interest expense was accrued in the three months ended March 31, 2017 and 2016.

The total convertible notes payable obligation was $150,000 as of March 31, 2017 and 2016, and interest expense on the convertible notes for the three months ended March 31, 2017 and 2016 was $4,438 and $4,488, respectively.

Interest payable on the convertible notes at March 31, 2017 and December 31, 2016 was $98,486 and $94,048, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of the Company’s common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. The Company fully extinguished the debt and accrued interest in May 2015.

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

As of March 31, 2017 and December 31, 2016, the net long-term debt obligation was as follows:

	March 31,	December 31,
	2017	2016
Debt and unpaid accrued end-of-term payment	$3,452,874	$3,894,320
Unamortized note discount	(30,816)	(42,493)
Unamortized debt issuance costs	(95,340)	(114,626)
Net debt obligation	$3,326,718	$3,737,201

Current portion of long-term debt	$1,994,015	$1,919,675
Long-term debt, net of discount	1,332,703	1,817,526
Total	$3,326,718	$3,737,201

Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017 - April through December	$1,541,946
2018	1,479,246
Total future principal payments	3,021,192
2018 end-of-term payment	560,000
3,581,192
Less: unaccreted end-of-term payment at March 31, 2017	(128,318)
Debt and unpaid accrued end-of-term payment	$3,452,874

The debt obligation includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt for the years ended March 31, 2017 and 2016 was as follows:

	Three months ended
	March 31,
	2017	2016
Nominal Interest	$78,861	$148,626
Amortization of debt issuance costs	11,678	18,411
Accretion of end-of-term payment	48,655	76,696
Debt issuance costs	36,439	36,016
	$175,633	$279,749

At the IPO, the Company’s outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrants

On November 22, 2016, the Company entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which the Company sold securities to such investors in a private placement transaction, which we refer to herein as the 2016 Private Placement. In the 2016 Private Placement, the Company sold an aggregate of 1,666,668 shares of the Company’s common stock at a price of $0.60 per share for gross proceeds of approximately $1.0 million. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of the Company’s common stock, at an exercise price of $0.75 per share, or the Series A Warrants, and the Placement Agent received warrants to purchase 133,333 shares of our common stock in lieu of cash for service fees with the same terms as the investors; (ii) warrants to purchase up to an aggregate 1,666,668 shares of the Company’s common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants. The warrants were granted in three series with different terms. The warrants were valued using the Black-Scholes-Merton warrant pricing model as follows:

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company’s balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company’s balance sheet, and the $43,200 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series A warrants and placement agent warrants were revalued on March 31, 2017 at $1,252,620 which is included in the Company’s balance sheet, and the $453,419 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.

The Company’s warrant activity is summarized as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	370,916	5,253,337
Warrants cancelled	—	(33,333)
Ending balance	6,339,792	5,968,876

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

On May 18, 2015, the Company completed its IPO. In connection with the IPO, all of the Company’s 3,015,902 outstanding shares of convertible preferred stock were automatically converted into 2,010,596 shares of common stock. Prior to this conversion event, Convertible Preferred Stock had been classified outside of stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. Upon execution of the CSPA, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $394,534, reflecting gross proceeds of $500,000 and offering expenses of $105,398. In consideration for entering into the CSPA, the Company issued 456,667 shares of its common stock to the investor. Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with the investor (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to the investor under the CSPA. On June 22, 2016 and September 22, 2016, the Company filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively. In the year ended December 31, 2016, pursuant to the CSPA, the Company sold an additional 1,348,601 shares of the Company’s common stock in exchange for $2,176,700 of cash proceeds. And in the three months ended March 31, 2017, the Company sold another 416,996 shares of the Company’s common stock in exchange for $550,434 of cash proceeds.  Of the $15.0 million available under the CSPA, the Company has received $3,227,134 as of March 31, 2017. The CSPA limits the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d). The Company held its 2017 Annual Meeting on May 8, 2017. At the 2017 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company’s common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

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

Common stock of a net $106,000 (fair value less issuance costs) was included in equity in the company’s balance sheet. Series A warrants of $756,001, consisting of the series A warrants of $700,001 and the series A placement agent warrants of $56,000, are included in current liabilities in the company’s balance sheet and the $225,944 of issuance cost was expensed and is in general and administrative expense on the company’s statement of operations and comprehensive loss. Series B and C warrants of a net $97,167 (fair value less issuance costs) were classified in equity in the company’s balance sheet.

In exchange for the extension of the maturity date of the outstanding 2015 Convertible Note, on, November 8, 2016, the Company’s board of directors granted the lender a warrant to purchase 120,000 shares of the Company’s common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $108,000, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company’s statements of operations and comprehensive loss. The warrants were valued on November 8, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.91, exercise price of $0.01, term of 5.72 years expiring July 2022, volatility of 70.35%, dividend yield of 0%, and risk-free interest rate of 1.45%.

As of March 31, 2017 and 2016, the Company had reserved shares of common stock for issuance as follows:

	March 31,	March 31,
	2017	2016
Options issued and outstanding	2,528,650	894,766
Options available for grant	362,700	269,331
RSUs issued and outstanding	20,789	20,789
Warrants issued and outstanding	6,339,792	748,872
Convertible notes	69,869	26,785
Total	9,321,800	1,960,543

Preferred Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at March 31, 2017 or December 31, 2016.

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

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company’s common stock. The Company reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. On January 1, 2017 and 2016, the Company added 280,142 and 162,498 shares to the option pool in accordance with the 2014 Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company’s common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire.

In July 2015, the Company amended the 2014 Plan reserving an additional 550,000 shares under the plan contingent upon approval by the Company’s stockholders at the June 2016 annual stockholders meeting. In June 2016, the Company amended the 2014 Plan once again, modifying the increase from 550,000 shares to 1,550,000 shares, which was approved at the 2016 annual stockholders meeting.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three months ended March 31, 2017:

	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Combined Incentive Plan Balance—December 31, 2016	39,988	2,571,220	20,789	$2.52	8.77	$—

2014 Stock Incentive Plan Activity:
Additional shares authorized	280,142
Options granted	(18,000)	18,000		0.71
Options cancelled	60,570	(60,570)		1.67

Combined Incentive Plan Balance—March 31, 2017	362,700	2,528,650	20,789	$2.53	8.71	$53,824
Options vested and exercisable—March 31, 2017		1,107,583		$3.36	8.05	$3,872
Options vested and expected to vest—March 31, 2017		2,237,254		$2.55	8.66	$45,912

There was no option activity related to the 2013 Equity Incentive Plan in the three months ended March 31, 2017.

The weighted average grant date fair value of stock options granted was $0.46 during the three months ended March 31, 2017.  No options were granted in the same period in 2016.

The number of option shares that vested in the three months ended March 31, 2017 and 2016 was 185,005 shares and 61,944 shares, respectively. The grant date weighted average fair value of option shares that vested in the three months ended March 31, 2017 and 2016 was $185,646 and $92,557, respectively.

No options were exercised in the three months ended March 31, 2017 or 2016.

The intrinsic value is computed as the options granted multiplied by the difference between the fair market value of the Company’s common stock of $1.00 on March 31, 2017 and the grant date stock option exercise price.

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended March 31, 2017 and 2016, and are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2017	2016
Research and development expense	$65,799	$25,333
Sales and marketing expense	7,658	8,681
General and administrative expense	154,579	69,528
Total	$228,036	$103,542

As of March 31, 2017, the Company had $1,129,007 of unrecognized stock-based compensation expense for options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.94 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes option-pricing model. There were no grants to Company employees in the three months ended March 31, 2016.

	Three months ended
	March 31,
	2017	2016
Weighted-average volatility	74.26%	—
Weighted-average expected term (years)	5.82	—
Risk-free interest rate	1.98%	—
Expected dividend yield	—	—

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes option-pricing model.  Although there were no grants to non-employees in the three months ended March 31, 2017 or 2016, the option granted on September 8, 2015 was revalued using the following assumptions:

	Three months ended
	March 31,
	2017	2016
Weighted-average volatility	—	78.51%
Weighted-average expected term (years)	—	9.44
Risk-free interest rate	—	1.74%
Expected dividend yield	—	—

11. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March  31, 2017 and 2016:

	March 31,	March 31,
	2017	2016
Net loss attributable to common shareholders	$(4,715,358)	$(3,984,204)
Shares used to compute net loss per common share, basic and diluted	14,157,351	9,307,354
Net loss per share attributable to common shareholders, basic and diluted	$(0.33)	$(0.43)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2017 and 2016 because their inclusion would be anti-dilutive:

	March 31,	March 31,
	2017	2016
Options issued and outstanding	2,528,650	894,766
Warrants to purchase common stock	6,339,792	748,872
Restricted stock units	20,789	20,789
Total	8,889,231	1,664,427

12. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2017.

13. Commercialization Agreement

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included on the Company’s balance sheet.  The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss.  The $2,548,689 total of the upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss.  The difference of $2,088,989 is included in deferred collaboration revenue and the uncollected $288,166 of unreimbursed expenses is included in other receivables in on the Company’s balance sheet.

14. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through May 15, 2017, the date these financial statements were issued.

Merger Agreement

On February 8, 2017, the Company announced that it had entered into a binding agreement of terms (the “Agreement”) to merge with Napo Pharmaceuticals, Inc., the Company’s former parent. The transaction was approved by the unanimous vote of independent and disinterested members of each of Jaguar’s and Napo’s Board of Directors. Napo will operate as a wholly-owned subsidiary of Jaguar, focused on human health. The binding financial terms of the merger include a 3-to-1 Napo-to-Jaguar value ratio to calculate the relative ownership of the combined entity. As of January 31, 2017, Napo owned approximately 19% of Jaguar’s outstanding shares of common stock. The Agreement sets forth the financial terms of the merger and customary conditions to closing, which include but are not limited to completion of due diligence, receipt of a fairness opinion, and stockholder and other approvals. Additionally, the financial terms of the merger and conditions to closing include provisions that (i) Napo’s secured convertible debt shall not exceed $11.3 million and its unsecured debt shall not exceed $6.2 million, and (ii) a third party will invest $3.0 million in the Company for approximately four million shares of newly issued common stock of the Company with the investment proceeds loaned to Napo immediately prior to the consummation of the merger. The Agreement also provides that if the merger fails to close for any reason on or prior to July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) failing to perform in accordance with the terms and conditions of the Agreement or (ii) failing to abide by or breaching the provisions or representations, warranties and covenants of the Agreement or the merger documents, then, on or before the close of business on August 7, 2017, the Company will be required to issue 2,000,000 shares of its restricted common stock to Napo.  On April 18, 2017, the Company filed the preliminary registration statement Form S-4 with the Securities and Exchange Commission for the acquisition of Napo through a merger.

CSPA

On May 11 and 12, 2017, pursuant to the CSPA, the Company sold an additional 16,480 shares of the Company’s common stock in exchange for $12,629 of cash proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

We are an animal health company focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. we achieved statistically significant results in a multicenter canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs is underway. Two-hundred dogs were enrolled in the Canalevia pivotal study, which completed enrollment in January 2017. We have received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Mytesi, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo, which was our parent company until May 13, 2015. The reception among users of our lead non-prescription products—Neonorm Calf and Neonorm Foal, an anti-diarrheal product we launched for newborn horses in early 2016—has been quite positive. The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. Equilevia is our prescription drug product candidate for treatment of gastrointestinal ulcers in horses. Equilevia is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves. Canalevia, Equilevia and Neonorm are distinct products formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs.

As we announced in December 2016, we signed a distribution agreement with Henry Schein, Inc., the world’s largest provider of health care products and services to office-based dental, animal health and medical practitioners, for exclusive distribution of our Neonorm Foal product to all segments of the U.S. equine market. Henry Schein’s animal health business, Dublin, Ohio-based Henry Schein Animal Health, employs approximately 900 team members and had 2015 net sales of $2.9 billion. The agreement became effective on December 9, 2016, and, subject to provisions specified in the agreement, shall continue in force for an initial period of one year. Thereafter, unless either party notifies the other of its intent not to renew the term of the agreement at least 30 days prior to the end of the then current term, the term shall be automatically renewed upon expiration for successive renewal terms of one year.

In July 2016 we released data from two China-based studies sponsored by Fresno, California-based Integrated Animal Nutrition and Health Inc. showing remarkable resolution of diarrhea and cure of piglets afflicted with diarrhea following treatment with a Croton lechleri botanical extract administered in water. As we announced in September 2016, we signed an exclusive supply and distribution agreement for this botanical extract with Integrated Animal Nutrition and Health Inc. for dairy cattle and pigs in the Chinese marketplace. According to Index Muni, swine production is projected to reach 672.5 million head in 2017 in China, where pork is still the main protein source for many consumers. According to New Zealand-based NZX Agri, in 2017 there will be seven million cows “in milk” (lactating cows) in China. Integrated Animal Nutrition and Health, Inc. has minimum purchase requirements of the botanical extract to maintain their exclusivity.

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

As announced on March 31, 2017 we have entered a definitive merger agreement with Napo, pursuant to which, among other things, Napo will become our wholly-owned subsidiary, focused on human health. We expect to incur significant expenses in connection with the merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The ultimate amount and timing of such charges are uncertain at the present time. We incurred approximately $1,747,996 in professional and other fees associated with the proposed merger through March 31, 2017.

Subject to the terms and conditions of the merger agreement, at the closing of the merger, (i) each issued and outstanding share of Napo common stock (other than dissenting shares and shares held by us or Napo) will be converted into a contingent right to receive (x) up to a whole number of shares of our common stock comprising in the aggregate up to approximately 21.5% of the fully diluted shares of our common stock immediately following the consummation of the merger (“Contingent Right Holders”), which contingent right will vest only if the resale of certain shares of our common stock (the “Tranche A Shares”) issued by us to Nantucket Investments Limited (“Nantucket”) pursuant to the Napo debt settlement described further below provides Nantucket with specified cash returns over a specified period of time (the “Hurdle Amounts”) and (y) if the applicable Hurdle Amount is achieved before all the Tranche A Shares are sold, additional shares of our common stock (equal to 50% of the unsold Tranche A Shares), which will be distributed pro rata among holders of contingents rights and holders of Napo restricted stock units, (ii) existing creditors of Napo (inclusive of Nantucket) will be issued in the aggregate approximately 43,156,649 shares of our non-voting common stock and 2,005,245 shares of our voting common stock in full satisfaction of all existing indebtedness then owed by Napo to such creditors, and (iii) Invesco Asset Management Limited (“Invesco”), an existing stockholder of both Napo and us, will be issued an aggregate of approximately 3,243,243 shares of our common stock in return for $3 million of new funds invested into us by such investor, which will be immediately loaned to Napo to partially facilitate the extinguishment of the Nantucket debt in Napo, as described further below.

Shares of our non-voting common stock have the same rights to dividends and other distributions and are convertible into shares of common stock on a one-for-one basis upon (x) transfers to non-affiliates of Nantucket at the option of the respective holders thereof and (y) the release from escrow of certain non-voting shares held by Nantucket to the legacy stockholders of Napo under specified conditions.

We will also assume (i) each outstanding and unexercised option to purchase Napo common stock, which will be converted into options to purchase our common stock, (ii) each outstanding warrant to purchase Napo capital stock, which will be converted into warrants to purchase our common stock, and (iii) each outstanding restricted stock unit to acquire Napo capital stock, which will be converted into restricted stock units to acquire our common stock.

Our stockholders will continue to own their existing shares and the rights and privileges of their existing shares will not be affected by the merger. However, because we will be issuing new shares of our common stock and non-voting common stock to Napo creditors, and options, warrants and restricted stock units exercisable for our common stock to holders of Napo options, warrants and restricted stock units in the merger, our stockholders will experience dilution as a result of the issuance of shares in the merger and each outstanding share of our common stock immediately prior to the merger will represent a smaller percentage of the total number of shares of our common stock and non-voting common stock issued and outstanding after the merger. It is expected that our stockholders and option and warrant holders before the merger will hold approximately 25% of our total common stock and non-voting common stock issued and outstanding on a fully diluted basis (“Jaguar Equity Holders”) immediately following completion of the merger. Thus, Jaguar Equity Holders before the merger will experience dilution in the amount of approximately 75% as a result of the merger.

The merger is subject to certain customary conditions, including approval by shareholders of each company, as well as a number of other conditions set forth in the merger agreement, including the effectiveness of a Form S-4 registration statement containing a joint proxy statement/prospectus.

If the merger fails to close for any reason on, or prior to, July 31, 2017, other than as a result directly or indirectly of (x) lack of stockholder approval by either party or (y) Napo (i) fails to perform in accordance with the terms and conditions of the Binding Agreement of Terms, dated February 8, 2017, between us and Napo (the “Binding Agreement of Terms”), or the merger documents or (ii) fails to abide by or breaches the provisions or representations, warranties and covenants of the Binding Agreement of Terms or the merger documents, then on, or before, the close of business on August 7, 2017, we will issue 2,000,000 shares of our restricted common stock to Napo.

In order to induce us to enter into the merger agreement, on March 31, 2017, Napo entered into a Settlement and Discounted Payoff Agreement with Nantucket and the lenders named therein (the “Settlement Agreement”) pursuant to which Napo agreed, simultaneously with the consummation of the merger, (a) to make a cash payment to Nantucket of no less than $8 million, which will reduce the outstanding principal obligations under the Litigation Financing Agreement, dated October 10, 2014, by and between Napo and Nantucket (the “Financing Agreement”), and (b) in satisfaction as a compromise for the outstanding obligations under the Financing Agreement and the release of any lien or security interest in respect of such outstanding obligations, (x) to transfer to Nantucket 2,666,666 shares of our common stock owned by Napo and (y) pursuant to the merger agreement, to cause us to issue to Nantucket 1,940,382 newly issued shares of our voting common stock and 38,380,028 newly issued shares of our non-voting common stock, which shares are subject to the terms of the Investor Rights Agreement described below.

In connection with the execution of the merger agreement and the Settlement Agreement, we entered into an Investor Rights Agreement, dated March 31, 2017 (the “Investor Rights Agreement”) with Nantucket, pursuant to which, among other things, we agreed to register the resale of those shares on one or more registration statements. A portion of those shares will be held in escrow and released to either Nantucket or the former Napo stockholders, depending on whether Nantucket receives sufficient proceeds from the resale of certain shares of our common stock issued to Nantucket in connection with the Settlement Agreement. The Investor Rights Agreement also provides that we cannot pay any dividends on any shares of our capital stock or redeem any shares, except in limited circumstances, without the prior written consent of Nantucket.

On February 21, 2017, Invesco delivered a signed commitment letter to us, pursuant to which Invesco agreed, subject to the terms and conditions of such letter, to purchase, simultaneously with the consummation of the merger, $3.0 million of our common stock at a price equal to $0.925 per share. We will loan Napo the $3.0 million in proceeds to partially facilitate the extinguishment of the debt that Napo owes to Nantucket.

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”), a subsidiary of Eli Lilly and Company, to license, develop and commercialize Canalevia, our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The agreement grants Elanco exclusive global rights to Canalevia for use in companion animals. Pursuant to this agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the licensed products.

Under the terms of the agreement, we received an upfront payment of $2.5 million and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61 million payable throughout the term of the agreement, in addition to product development expense reimbursement, and royalty payments on global sales. Elanco will also reimburse certain development and regulatory expenses related to our planned Canalevia target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs. We have retained the commercial responsibility for the chemotherapy-induced diarrhea (CID) indication of Canalevia in dogs, which has received MUMS designation from the FDA, and for the exercise-induced diarrhea (EID) indication of Canalevia in dogs. We expect to conduct the commercial launch of Canalevia for the CID indication in the next year.

In the second quarter of 2016, we initiated the dose determination study for Equilevia, our drug product candidate for Equine Gastric Ulcer Syndrome (EGUS). The study was completed in the fourth quarter of last year and, as we announced this past March, we entered an exclusive, 60-day evaluation period, commencing April 3, 2017, with a leading multinational animal health pharmaceutical firm regarding Equilevia. Data from the American Horse Council states that there are currently 9.2 million horses in the U.S. alone, a population that includes 844,531 race horses and more than 2.7 million show horses. According to a third-party 2005 study, as many as 55% of performance horses have both colonic and gastric ulcers, and 97% of performance horses have either a gastric (87%) or a colonic (63%) ulcer.1

Effective July 1, 2016, we and Napo entered into an employee leasing and overhead allocation agreement (the “2016 Service Agreement”). The initial term of the 2016 Service Agreement was from July 1, 2016 to December 31, 2016, and the term has been extended until the completion of a successful merger between the two companies, or until the proposed merger has been terminated. In connection with the 2016 Service Agreement, we provided to Napo the services of our employees, primarily in the areas of supply, manufacturing and quality control and general administrative positions. The 2016 Service Agreement stipulated that Napo reimburse us for a portion of our overhead costs including an allocated amount for rent.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss was $4.7 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, we had total stockholders’ deficit of $6.2 million and cash and cash equivalents of $1.2 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2017.

Revenue Recognition

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we develop sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Our sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $44,544 and $38,146 for the three months ended March 31, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  The Company had Botanical Extract revenues of $30,000 and $0 in the three months ended March 31, 2017 and 2016.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We grant Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. We have $288,166 of unreimbursed expenses as of March 31, 2017, which is included on our balance sheet.  We included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in our statements of operations and comprehensive loss.  The $2,548,689 total of the upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in our statements of operations and comprehensive loss.  The difference of $2,088,989 is included in deferred collaboration revenue and the uncollected $288,166 of unreimbursed expenses is included in other receivables on our balance sheet.

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

We recognize revenue under the licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

We record revenue related to the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk.  Under the agreement, we are reimbursed for associated out-of-pocket costs and for certain employee costs.  The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which we are reimbursed are reflected as research and development costs.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we will report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Cost of Product Revenue

Cost of product revenue expenses consist of costs to manufacture, package and distribute Neonorm that distributors have sold through to their customers.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2017 and 2016 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2017	2016	Variance	Variance %

Revenue	$74,544	$38,146	$36,398	95.4%
Collaboration Revenue	747,866	—	747,866	N/A
Total revenue	822,410	38,146	784,264	2056.0%

Operating Expenses
Cost of revenue	16,145	18,368	(2,223)	(12.1)%
Research and development expense	1,255,452	1,751,741	(496,289)	(28.3)%
Sales and marketing expense	122,912	164,413	(41,501)	(25.2)%
General and administrative expense	3,303,503	1,788,385	1,515,118	84.7%
Total operating expenses	4,698,012	3,722,907	975,105	26.2%
Loss from operations	(3,875,602)	(3,684,761)	(190,841)	(5.2)%

Interest expense, net	(180,072)	(284,236)	104,165	36.7%
Other income	1,448	(15,207)	16,655	109.5%
Change in fair value of warrants	(453,419)	—	(453,419)	N/A
Loss on extinguishment of debt	(207,713)	—	(207,713)	N/A
Net loss and comprehensive loss	$(4,715,358)	$(3,984,204)	$(731,154)	(18.4)%

Revenue and Cost of Revenue

Neonorm Calf and Foal

Revenue of $44,544 and $38,146 and related cost of revenue of $16,145 and $18,368 for the three months ended March  31, 2017 and 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer recognizing revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. We experienced a slight increase in unit sales in the three months ended March 31, 2017 compared to the same period in 2016 resulting in the increase in revenue. The insignificant decrease in cost of revenue resulted from the sale of lower weighted average cost of inventory sold.  We are increasing our efforts to promote sales growth.

Botanical extract

We began selling botanical extract to a distributor for use exclusively in China beginning in December 2016. The revenue from these sales, which totaled $30,000 in the three months ended March 31, 2017, is recognized upon shipment to the distributor as no return rights are provided to this distributor. We experienced a reduction in Neonorm Calf unit sales in the year ended December 31, 2016 compared to 2015 resulting in the decrease in revenue. We had no cost of product revenue associated with the botanical extract as we wrote off the full value of the botanical extract to expense in 2014 due to uncertainty of future use and ability to sell to a customer.

Collaboration revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We are granting to Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs. The $2,548,689 total of the upfront payment and expense reimbursement is recognized as collaboration revenue ratably over the estimated development period of one year resulting in $747,866 in collaboration revenue in the three months ended March 31.  We elected to include $288,166 of the additional expense reimbursements in 2017 as collaboration revenue in the three months ended March 31, 2017.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended March 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended March 31,
	2017	2016	Variance	Variance %
R&D:
Personnel and related benefits	$460,619	$662,100	$(201,481)	(30.4)%
Materials expense and tree planting	38,101	31,799	6,302	19.8%
Travel, other expenses	72,570	108,181	(35,611)	(32.9)%
Clinical and contract manufacturing	295,504	703,204	(407,700)	(58.0)%
Stock-based compensation	65,799	25,333	40,466	159.7%
Other	322,859	221,124	101,735	46.0%
Total	$1,255,452	$1,751,741	$(496,289)	(28.3)%

Our research and development expense decreased $496,289 from $1,751,741 in the three months ended March 31, 2016 to $1,255,452 for the same period in 2017.  Personnel and related benefits decreased $201,481 from $662,100 in the three months ended March 31, 2016 to $460,619 in the same period in 2017 due to $277,873 employee leasing chargebacks to Napo for services rendered in Q1 2017 net of an increase of $76,392 due to an increase in headcount from 12 in the three months ended March 31, 2016 to 14 in the same period in 2017.  We carefully controlled spend in clinical trials and contract manufacturing resulting in a reduction of expense of $407,700 from $703,204 in the three months ended March 31, 2016 to $295,504 in the same period in 2017. In addition, we realized a $329,324 decrease in contract manufacturing expenses due to the completion of the manufacturing setup in Italy in the first quarter of 2016.  Stock-based compensation increased $40,466 from $25,333 in the three months ended March 31, 2016 to $65,799 in the same period in 2017 primarily due to an increase in the number of outstanding option grants year over year.  Other expenses, consisting primarily of consulting and formulation expenses, increased $101,735 from $221,124 in the three months ended March 31, 2016 to $322,859 in the same period in 2017.  Consulting expenses increased $37,459 from $173,552 in the three months ended March 31, 2016 to $211,011 in the same period in 2017 due to a substantial increase in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls (“CMC”) activities.  Formulation expenses increased $63,465 from $0 in the three months ended March 31, 2016 to $63,465 for the same period in 2017 due to an increase in work needed to supply clinical operations with active and placebo product for use in clinical trials. We plan to increase our research and development expense as we continue developing our drug candidates.

We increased support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in our  spend by almost 20% from $31,799 in the three months ended March 31, 2016 to $38,101 in the same period in 2017.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the three months ended March 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended March 31,
	2017	2016	Variance	Variance %
S&M:
Personnel and related benefits	$64,890	$89,036	$(24,146)	(27.1)%
Stock-based compensation	7,658	8,681	(1,023)	(11.8)%
Direct Marketing Fees	29,876	37,305	(7,429)	(19.9)%
Other	20,488	29,391	(8,903)	(30.3)%
Total	$122,912	$164,413	$(41,501)	(25.2)%

Our sales and marketing expense decreased $41,501 from $164,413 in the three months ended March 31, 2016 to $122,912 in the same period in 2017.  Personnel and related benefits decreased $24,146 from $89,036 in the three months ended March 31, 2016 to $64,890 in the same period in 2017 due primarily to $19,767 employee leasing chargebacks to Napo for services rendered in Q1 2017 and the remaining $4,379 decrease was due to the elimination of certain executive level personnel.  Stock based compensation expense decreased $1,023 from $8,681 in the three months ended March 31, 2016 to $7,658 in the same period in 2017.  Direct marketing and sales expense decreased $7,429 from $37,305 in the three months ended March 31, 2016 to $29,876 for the same period in 2017 due to a reduction in marketing programs to promote our Neonorm products. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively decreased $8,903 from $29,391 in the three months ended March 31, 2016 to $20,488 in the same period in 2017.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended March 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended March 31,
	2017	2016	Variance	Variance %
G&A:
Personnel and related benefits	$382,112	$685,155	$(303,043)	(44.2)%
Accounting fees	177,178	121,498	55,680	45.8%
Third-party consulting fees and Napo service fees	944,261	122,031	822,230	673.8%
Legal fees	1,201,215	186,604	1,014,611	543.7%
Travel	67,381	104,779	(37,398)	(35.7)%
Stock-based compensation	154,579	69,528	85,051	122.3%
Rent and lease expense	78,987	101,170	(22,183)	(21.9)%
Public company expenses	79,424	97,658	(18,234)	(18.7)%
Other	218,366	299,962	(81,596)	(27.2)%
Total	$3,303,503	$1,788,385	$1,515,118	84.7%

Our general and administrative expenses increased $1,515,118 from $1,788,385 in the three months ended March 31, 2016 to $3,303,503 for the same period in 2017 due primarily to $1,655,496 in merger related expenses incurred in the three months ended March 31, 2017, including $858,103 in consulting services for a fairness opinion, $777,393 in estimated legal fees and $20,000 in estimated audit fees.  Personnel and related benefits decreased $303,043 from $685,155 in the three months ended March 31, 2016 to $382,112 in the same period in 2017.  We reduced headcount significantly from eleven in the three months ended March 31, 2016 to seven in the same period in 2017, which resulted in a $243,005 decrease in expense.  In addition, we charged back Napo $60,038 in employee leasing chargebacks for services rendered in Q1 2017.  Stock-based compensation increased $85,051 from $69,528 in the three months ended March 31, 2016 to $154,579 in the same period in 2017 due primarily to expense associated with new grants to existing employees. Our public company expenses decreased $18,234 from $97,658 in the three months ended March 31, 2016 to $79,424 in the same period in 2017.  In addition to the $20,000 of audit related merger fees discussed above, our annual and other audit fees increased by another $35,680 resulting in an aggregate $55,680 increase in accounting fees from $121,498 in the three months ended March 31, 2016 to $177,178 in the same period in 2017. In addition to the $777,393 of legal related merger fees, our general corporate and public securities legal fees increased an additional $237,218 resulting in an aggregate increase of $1,014,611 in legal fees from $186,614 in the three months ended March 31, 2016 to $1,201,215 in the same period in 2017.  In addition to the $858,103 in merger related consulting fees, our non-merger related consulting expenses actually decreased by $35,873 resulting in aggregate increase of $822,230 from $122,031 in the three months ended March 31, 2016 to $944,261 in the same period in 2017. Rent expense decreased $22,183 from $101,170 in the three months ended March 31, 2016 to $78,987 in the same period in 2017 due primarily to $31,866 in employee leasing chargebacks to Napo for space used in connection with our employees providing services to Napo in the three months ended March 31, 2017, offset in part by three months of company apartment rent of approximately $4,000 per month in the three months ended March 31, 2017.  Other expenses, including insurance costs, office and facilities expenses decreased $81,596 from $299,962 in the three months ended March 31, 2016 to $218,366 in the same period in 2017 primarily due to a reduction of $92,875 in recruiting fees.  We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Liquidity and Capital Resources

Sources of Liquidity

We had an accumulated deficit of $45.1 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal year. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, $14.7 million for the year ended December 31, 2016, and $4.7 million for the three months ended March 31, 2017. We expect to continue to incur additional losses through the end of fiscal year 2017 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $1,205,061 as of March 31, 2017. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  In June 2016, we entered into the CSPA with a private investor. Under the terms of the agreement, we may sell up to $15.0 million in common stock to the investor during the approximately 30-month term of the agreement. Upon execution of the CSPA, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268. In consideration for entering into the CSPA, we issued 456,667 shares of our common stock to the investor. We issued 1,348,601 shares in exchange for net proceeds of $2,122,570, reflecting gross proceeds of $2,176,700 net of $54,130 offering expenses under the CSPA in the year ended December 31, 2016. And in the three months ended March 31, 2017, we sold another 416,996 shares of the Company’s common stock in exchange for $550,434 of cash proceeds. Of the $15.0 million available under the CSPA, we have received $3,227,134 as of March 31, 2017.

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

Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and we will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will also reimburse us for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs.

•                  On March 31, 2017, we entered into a merger agreement with Napo, pursuant to which we are required, among other things, to issue approximately 69,299,346 shares of our common stock and non-voting common stock to Napo creditors, noteholders, holders of Napo warrants, options or restricted stock units, and Invesco upon consummation of the merger.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of our pipeline in the near term.  We do not believe our current capital is sufficient to fund our operating plan through March 2018. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan.

Cash Flows for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table shows a summary of cash flows for the three months  ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Total cash used in operations	$(288,720)	$(4,527,858)
Total cash provided by investing activities	490,101	93,017
Total Cash Provided by Financing Activities	52,701	3,951,362
	$254,082	$(483,479)

Cash Used in Operating Activities

During the three months ended March 31, 2017, cash used in operating activities of $289,000 resulted from our net loss of $4.7 million, offset by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $97,000, stock-based compensation of $228,000, change in the fair value of warrants of $453,000, loss on extinguishment of debt of $208,000, depreciation expense of $15,000, net of changes in operating assets and liabilities of $3.4 million.

During the three months ended March 31, 2016, cash used in operating activities resulted from our net loss of $4.0 million, offset by non-cash accretion of debt discounts and debt issuance costs of $131,000, stock-based compensation of $104,000, depreciation expense of $8,000, net of changes in operating assets and liabilities of $786,000.

Cash Provided By/Used In Investing Activities

During the three months ended March 31, 2017, cash provided by investing activities of $490,000 consisted of $490,000 of a release of restricted cash that resulted from a reduction in our long-term debt.

During the three months ended March 31, 2016, cash provided by investing activities primarily consisted of $179,000 of a release  of restricted cash that resulted from principal payments on our long-term debt, net of $86,000 in purchases of property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities of $53,000 primarily consisted of $543,000 in net proceeds received in the CSPA, offset by $490,000 in principal payments on our long-term debt.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. We have unpaid accrued interest of $8,507, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three months ended March 31, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

On July 16, 2014, pursuant to a convertible note purchase agreement, we issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. We have unpaid accrued interest of $3,711, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three months ended March 31, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

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

On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO.  We have unpaid accrued interest of is $30,132, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest expense was accrued for the three months ended March 31, 2017 and 2016.  Upon consummation of the our IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued the lenders a fully vested warrant to purchase shares of our common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in

March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. We fully amortized the discount by the end of May 2015 when the notes were converted to equity. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

2015 Convertible Notes

In February 2015, we issued convertible promissory notes to two accredited investors in the aggregate principal amount of $250,000. These notes were issued pursuant to the convertible note purchase agreement dated December 23, 2014. In connection with the issuance of the notes, we issued the lenders warrants to purchase 22,320 shares at $5.60 per share, which expire December 31, 2017. Principal and interest of $103,912 was paid in May 2015 for $100,000 of these notes. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.

Extinguishment of debt

The remaining outstanding note of $150,000 is payable to the investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, we entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016.

On November 8, 2016, we entered into an amendment to extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, our board of directors granted the lender a warrant to purchase 120,000 shares of our common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The amendment and related warrant issuance resulted in our treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. We calculated a loss on the extinguishment of debt of $108,000, or the equivalent to the fair value of the warrants granted, which was included in other expense in the our statements of operations and comprehensive loss in the three months ended December 31, 2017.

On January 31, 2017, we entered into an amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, our board of directors granted the lender a warrant to purchase 370,916 shares of our common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in our treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. We calculated a loss on the extinguishment of debt of $208,000, or the equivalent to the fair value of the warrants granted, which is included in other expense in our statements of operations and comprehensive loss in the three months ended March 31, 2017.

The $150,000 note is included in notes payable in current liabilities on our balance sheet. We have unpaid accrued interest of $38,367 and $33,929, which is included in accrued liabilities on our balance sheet as of March 31, 2017 and December 31, 2016, respectively, and we incurred $4,438 and $4,488 in interest expense in the three months ended March 31, 2017 and 2016, respectively.

In March 2015, we entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid us $1.0 million. As of March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued to the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of the Company’s common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.  While the note was converted to equity, we have not yet remitted the related accrued interest of $17,753, which is included in accrued liabilities on our balance sheet.  No interest expense was accrued in the three months ended March 31, 2017 and 2016.

The total convertible notes payable obligation was $150,000 as of March 31, 2017 and 2016, and interest expense on the convertible notes for the three months ended March 31, 2017 and 2016 was $4,438 and $4,488, respectively.

Interest payable on the convertible notes at March 31, 2017 and December 31, 2016 was $98,486 and $94,048, respectively.

Notes Payable—Bridge Loans

On October 30, 2014, we entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of our common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. We fully extinguished the debt and accrued interest in May 2015.

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

As of March 31, 2017 and December 31, 2016, the net long-term debt obligation was as follows:

	March 31,	December 31,
	2017	2016
Debt and unpaid accrued end-of-term payment	$3,452,874	$3,894,320
Unamortized note discount	(30,816)	(42,493)
Unamortized debt issuance costs	(95,340)	(114,626)
Net debt obligation	$3,326,718	$3,737,201

Current portion of long-term debt	$1,994,015	$1,919,675
Long-term debt, net of discount	1,332,703	1,817,526
Total	$3,326,718	$3,737,201

Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017 - April through December	$1,541,946
2018	1,479,246
Total future principal payments	3,021,192
2018 end-of-term payment	560,000
3,581,192
Less: unaccreted end-of-term payment at March 31, 2017	(128,318)
Debt and unpaid accrued end-of-term payment	$3,452,874

The debt obligation includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt for the years ended March 31, 2017 and 2016 was as follows:

	Three months ended
	March 31,
	2017	2016
Nominal Interest	$78,861	$148,626
Amortization of debt issuance costs	11,678	18,411
Accretion of end-of-term payment	48,655	76,696
Debt issuance costs	36,439	36,016
	$175,633	$279,749

At the IPO, our outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

Warrants

On November 22, 2016, we entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which we sold securities to such investors in a private placement transaction, which we refer to herein as the 2016 Private Placement. In the 2016 Private Placement, we sold an aggregate of 1,666,668 shares of our common stock at a price of $0.60 per share for gross proceeds of approximately $1.0 million. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of our common stock, at an exercise price of $0.75 per share, or the Series A Warrants, and the Placement Agent received warrants to purchase 133,333 shares of our common stock in lieu of cash for service fees with the same terms as the investors; (ii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants. The warrants were granted in three series with different terms. The warrants were valued using the Black-Scholes-Merton warrant pricing model as follows:

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability on our balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included on our balance sheet, and the $43,200 increase is included in our statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series A warrants and placement agent warrants were revalued on March 31, 2017 at $1,252,620 which is included on our balance sheet, and the $453,419 increase is included in our statements of operations and comprehensive loss. The stock price was $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.

The Company’s warrant activity is summarized as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	370,916	5,253,337
Warrants cancelled	—	(33,333)
Ending balance	6,339,792	5,968,876

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our financial statements, appearing elsewhere in this report.

Revenue Recognition

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we develop sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Our sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $44,544 and $38,146 for the three months ended March 31, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  The Company had Botanical Extract revenues of $30,000 and $0 in the three months ended March 31, 2017 and 2016.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We grant Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. We have $288,166 of unreimbursed expenses as of March 31, 2017, which is included on our balance sheet.  We included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in our statements of operations and comprehensive loss.  The $2,548,689 total of the upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in our statements of operations and comprehensive loss.  The difference of $2,088,989 is included in deferred collaboration revenue and the uncollected $288,166 of unreimbursed expenses is included in other receivables on our balance sheet.

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

We recognize revenue under the licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

We record revenue related to the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk.  Under the agreement, we are reimbursed for associated out-of-pocket costs and for certain employee costs.  The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which we are reimbursed are reflected as research and development costs.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we will report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

We expense the total cost of a certain long-term manufacturing development contract ratably over the estimated life of the contract, or the total amount paid if greater.

Accounting for Stock-Based Compensation

Beginning in the second quarter of 2014, we awarded options and restricted stock units. We measure stock-based awards granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of the awards, net of estimated forfeitures, over the requisite service periods, which correspond to the vesting periods of the awards. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU No. 2016-15 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee stock-based payment transactions. The areas for simplification in ASU No. 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Effective January 1, 2017, we adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. Under the new guidance, the windfall tax benefit is to be recorded when it arises, subject to normal valuation allowance considerations.  The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows for the three-month periods ended March 31, 2016 or 2017.  As of December 31, 2016, we had no unrecognized deferred tax assets related to excess tax benefits, and as such, there was no cumulative-effect adjustment to the beginning accumulated deficit. Additionally, the treatment of forfeitures has not changed as we elected to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on accumulated deficit.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017 and allows for prospective or retrospective application. We currently anticipate utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plan to adopt the standard as of January 1, 2018. We are currently evaluating the new guidance, however we do not believe the impact will be significant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2017, Invesco delivered a signed commitment letter to us, pursuant to which Invesco agreed, subject to the terms and conditions of such letter, to purchase, simultaneously with the consummation of the merger, $3.0 million of our common stock at a price equal to $0.925 per share. We will loan Napo the $3.0 million in proceeds to partially facilitate the extinguishment of the debt that Napo owes to Nantucket.  Invesco’s purchase of the securities is deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. Invesco is acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends will be affixed to the securities issued in this transaction. Invesco is an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Other than as provided above and the shares of our common stock sold pursuant to the CSPA, as disclosed on our Form 8-K filed with the SEC on June 9, 2016, there were no unregistered sales of equity securities during the period.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar Animal Health, Inc., Napo Pharmaceuticals, Inc., Napo Acquisition Corporation, and Gregory Stock (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2017).

10.1	Employee Leasing and Overhead Allocation Agreement, dated July 1, 2016, by and between Napo Pharmaceuticals, Inc. and Jaguar Animal Health, Inc.
10.2	Amendment No. 1 to Employee Leasing and Overhead Allocation Agreement, dated March 2, 2017, by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc.
10.3

Binding Agreement of Terms for Jaguar Animal Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on February 9, 2017).

10.4	Commitment Letter, dated February 21, 2017, signed by Invesco Asset Management Limited.
10.5

Investor Rights Agreement, dated March 31, 2017, by and between Jaguar Animal Health, Inc. and Nantucket Investments Limited (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2017).

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

Date: May 15, 2017
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer