Form 10-K/A
period 2016-12-31
Jaguar Animal Health, Inc.
filed 2017-05-26
CIK 1585608

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

             Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

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

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the annual period ended December 31, 2016 ("Form 10-K") is (i) to provide management's conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by the Form 10-K as required by Item 307 of Regulation S-K, which additional disclosure is included in Item 9A of this Form 10-K and was inadvertently omitted from the original Form 10-K, (ii) to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed, and (iii) to add an additional risk factor under Item 1A captioned "If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected."

        No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

i

PART I

Forward-looking statements

        This Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Form 10-K/A, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing of receipt of clinical trial, field study and other study data, and likelihood of success, commercialization plans and timing, other plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "aim," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-K/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K/A and are subject to a number of risks, uncertainties and assumptions described under the sections in this Form 10-K/A titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K/A. Forward-looking statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a dynamic industry and economy. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties that we may face. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

        Jaguar Animal Health, our logo, Canalevia and Neonorm are our trademarks that are used in this Form 10-K/A. This Form 10-K/A also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-K/A appear without the ©, ® or ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

        Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls over financial reporting, our business and operating results may be harmed and we may fail to meet our financial reporting obligations. If material weaknesses in our internal control are discovered or occur, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

        Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure of our internal controls could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock may decline.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Animal Health, Inc.
Index to Financial Statements

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	95
Balance Sheets as of December 31, 2016 and 2015	96
Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015	97
Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders' (Deficit) for the period from December 31, 2014 through December 31, 2016	98
Statements of Cash Flows for the years ended December 31, 2016 and 2015	99
Notes to Audited Financial Statements	100

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

  3.
  Exhibits

        See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)
Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on May 18, 2015).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on May 18, 2015).

4.1		Specimen Common Stock Certificate of Jaguar Animal Health, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.1	‡	Form of Indemnification Agreement by and between Jaguar Animal Health, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.2	‡	Jaguar Animal Health, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).

10.3	‡	Form of Notice of Grant of Stock Option and Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.4	‡	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.5	‡	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

Exhibit No.		Description
10.6	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Lisa A. Conte, dated March 1, 2014 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.7	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Steven R. King, Ph.D., dated February 28, 2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.8		Amended and Restated License Agreement by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.9		Employee Leasing and Overhead Allocation Agreement by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated July 1, 2013 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.10		Assignment of Sublease and Landlord Consent by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated June 1, 2014 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.11		Form of Common Stock Warrant that expires February 5, 2019 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.12		Form of Common Stock Warrant issued to Indena S.p.A. that expires June 26, 2019 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).

10.13		Form of Common Stock Warrant issued to Joshua Mailman, which expires August 26, 2016 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on September 9, 2014).

10.14	‡	Offer Letter by and between Jaguar Animal Health, Inc. and John A. Kallassy, dated as of September 19, 2014 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.15		Non-Disturbance Letter Agreement by and between Napo Pharmaceuticals, Inc. and Nantucket Investments Limited, as Administrative Agent and Collateral Agent, dated October 10, 2014 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).

10.16		Form of Warrant to Purchase Common Stock issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires October 30, 2019 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).

Exhibit No.		Description
10.17		Form of Exchange Warrant to Purchase Common Stock, issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires June 3, 2020, as amended (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.18		Amendment No. 1 to Amended and Restated License Agreement between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc., dated as of January 27, 2015 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.19	‡	Offer Letter by and between Jaguar Animal Health, Inc. and Michael Hauser, D.V.M., dated as of March 3, 2015 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.20		Form of Representative's Warrant (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.21		Form of Warrant and Note Exercise Amendment pursuant to Convertible Note and Warrant Purchase Agreement dated December 23, 2014 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.22		Convertible Note and Warrant Purchase Agreement dated March 20, 2015 by and between Jaguar Animal Health, Inc., and Dechra Pharmaceuticals PLC (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.23		Common Stock Warrant issued pursuant to the Convertible Note and Warrant Purchase Agreement dated March 20, 2015, which expires December 31, 2017 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.24		Form of Warrant Exercise Amendment pursuant to Exchange Warrant to Purchase Common Stock dated December 3, 2014 (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.25		Form of Amended and Restated Exchange Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).

10.26		Sublease Agreement by and between SeeChange Health Management LLC and Jaguar Animal Health, Inc., dated June 23, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).

10.27		Consent to Sublease by and among CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Jaguar Animal Health, Inc., dated June 19, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).

Exhibit No.		Description
10.28		Loan and Security Agreement between Jaguar Animal Health, Inc., Qualified Subsidiaries thereof, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Hercules Technology Growth Capital, Inc., dated as of August 18, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on August 20, 2015).

10.29	†	Manufacture and Supply Agreement between Jaguar Animal Health, Inc. and Glenmark Pharmaceuticals Ltd., dated September 22, 2015 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed with the Securities and Exchange Commission on November 13, 2015).

10.30		Formulation Development and Manufacturing Agreement between Jaguar Animal Health, Inc. and Patheon Pharmaceuticals Inc., dated October 8, 2015 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (No. 333-208905) filed with the Securities and Exchange Commission on January 7, 2016).

10.31	‡	Offer Letter by and between Jaguar Animal Health, Inc., and Karen Wright, dated as of October 11, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015).

10.32		Form of Convertible Promissory Note issued pursuant to the Convertible Note and Warrant Purchase Agreement dated as of December 23, 2014 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).

10.33		First Amendment to the Loan and Security Agreement and Waiver, dated as of April 21, 2016, by and among Jaguar Animal Health, Inc., Hercules Capital, Inc., and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2016).

10.34	‡	Separation Agreement, by and between Jaguar Animal Health, Inc. and John Kallassy, dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed on May 3, 2016).

10.35		Common Stock Purchase Agreement, dated June 8, 2016, by and between Jaguar Animal Health, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2016).

10.36		Letter of Intent, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on October 6, 2016).

10.37		Common Stock Warrant issued pursuant to the Letter Agreement, dated November 8, 2016, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires July 28, 2022 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10 Q (No. 001 36714) filed on November 14, 2016).

10.38		Form of Securities Purchase Agreement, by and among Jaguar Animal Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2016).

10.39		Form of Registration Rights Agreement, by and among Jaguar Animal Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2016).

Exhibit No.		Description
10.40		Supply and Distribution Agreement, dated as of September 6, 2016, by and between Jaguar Animal Health, Inc. and Integrated Animal Nutrition and Health Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A (No. 001-36714) filed on December 5, 2016).

10.41	†♦	Distribution Agreement, dated December 9, 2016, by and between Jaguar Animal Health, Inc. and Henry Schein, Inc.

10.42	†♦	License, Development, Co-Promotion and Commercialization Agreement, dated January 27, 2017, by and between Jaguar Animal Health, Inc. and Elanco US, Inc.

10.43	♦	Common Stock Warrant issued pursuant to the Letter Agreement, dated January 30, 2017, between Jaguar Animal Health, Inc. and Serious Change II LP, which expires January 31, 2019.

10.44		Binding Agreement of Terms for Jaguar Animal Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2017).

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	♦	XBRL Instance Document

101.SCH	♦	XBRL Taxonomy Extension Schema

101.CAL	♦	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	♦	XBRL Taxonomy Extension Definition Linkbase

101.LAB	♦	XBRL Taxonomy Extension Label Linkbase

101.PRE	♦	XBRL Taxonomy Extension Presentation Linkbase

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

♦
Previously filed.

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

Date: May 26, 2017