Form 10-Q/A
period 2017-03-31
Jaguar Animal Health, Inc.
filed 2017-06-23
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the three month  period ended March 31, 2017 (“Form 10-Q”) is (i) to clarify that our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations, (ii) to clarify and make consistent disclosures related to the Elanco commercialization agreement that we received $2,548,689 on the execution of the agreement, consisting of a non-refundable, non-creditable amount of $1,500,000 and $1,048,689 designated as reimbursement for past product development expense reimbursement, (iii) to disclose each substantive milestone and related contingent consideration under the terms of the Elanco commercialization agreement, and (iv) to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are valuation of stock options; valuation of warrant liabilities; impairment of long lived assets; useful lives for depreciation; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue — to capture the estimate during the period over which Elanco revenue is being recognized.  Those estimates could change, and as a result, actual results could differ materially from those estimates.

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

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included in Other Receivables on the Company’s balance sheet. The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss. The $2,548,689 upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss. The difference of $2,088,989 is included in deferred collaboration revenue.

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

13. Commercialization Agreement

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of  license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive.  No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included in Other Receivables on the Company’s balance sheet. The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss. The $2,548,689 upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss. The difference of $2,088,989 is included in deferred collaboration revenue.

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

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included in Other Receivables on the Company’s balance sheet. The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss. The $2,548,689 upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss. The difference of $2,088,989 is included in deferred collaboration revenue.

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

Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 inclusive of reimbursement of past product and development expenses of $1,048,689 and we will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will also reimburse us for Canalevia-related expenses, including reimbursement for Canalevia-related expenses in Q4 2016, certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs.

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

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. The Company has $288,166 of unreimbursed expenses as of March 31, 2017, which is included in Other Receivables on the Company’s balance sheet. The Company included the $288,166 in collaboration revenue in the three months ended March 31, 2017 which is included in the Company’s statements of operations and comprehensive loss. The $2,548,689 upfront payment is recognized as revenue ratably over the estimated development period of one year resulting in $459,700 in collaboration revenue in the three months ended March 31, 2017 and is included in the Company’s statements of operations and comprehensive loss. The difference of $2,088,989 is included in deferred collaboration revenue.

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

10.1++	Employee Leasing and Overhead Allocation Agreement, dated July 1, 2016, by and between Napo Pharmaceuticals, Inc. and Jaguar Animal Health, Inc.
10.2++	Amendment No. 1 to Employee Leasing and Overhead Allocation Agreement, dated March 2, 2017, by and between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc.
10.3

Binding Agreement of Terms for Jaguar Animal Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Animal Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8 K filed on February 9, 2017).

10.4++	Commitment Letter, dated February 21, 2017, signed by Invesco Asset Management Limited.
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

++ Previously filed.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 23, 2017
JAGUAR ANIMAL HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer