Form 10-Q
period 2017-06-30
Jaguar Health, Inc.
filed 2017-08-09
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36714

JAGUAR HEALTH, INC.

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

As of August 9, 2017, there were 67,430,585 shares of common stock, par value $0.0001 per share, outstanding, of which 24,527,367 are voting shares and 42,903,218 are non-voting shares.

Page No.

PART I. — FINANCIAL INFORMATION (Unaudited)	2
Item 1. Condensed Unaudited Financial Statements	2
Condensed Balance Sheets as of June 30, 2017 and December 31, 2016	2
Condensed Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2017 and 2016	3
Condensed Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2015 through June 30, 2017	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	5
Notes to the Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53
PART II. — OTHER INFORMATION	54
Item 1. Legal Proceedings	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6. Exhibits	54
SIGNATURE	55

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAGUAR HEALTH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,760,848	$950,979
Restricted cash	—	511,293
Accounts receivable	12,191	4,963
Other receivable	197,876	—
Due from former parent	222,024	299,648
Inventory	396,175	412,754
Deferred offering costs	10,930	72,710
Prepaid expenses	360,501	302,694
Total current assets	3,960,545	2,555,041
Property and equipment, net	855,883	885,945
Other assets	122,163	122,163
Total assets	$4,938,591	$3,563,149

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,443,924	$517,000
Deferred collaboration revenue	1,451,789	—
Deferred product revenue	184,674	224,454
Convertible notes payable	1,777,346	150,000
Accrued expenses	860,851	582,522
Warrant liability	551,880	799,201
Derivative liability	20,000	—
Current portion of long-term debt	2,071,646	1,919,675
Total current liabilities	10,362,110	4,192,852
Long-term debt, net of discount	835,976	1,817,526
Deferred rent	7,271	6,956
Total liabilities	$11,205,357	$6,017,334

Commitments and Contingencies (See Note 6)

Stockholders’ Deficit:
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016.	—	—
Common stock: $0.0001 par value, 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; 17,482,501 and 14,007,132 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	1,748	1,401
Additional paid-in capital	40,688,594	37,980,522
Accumulated deficit	(46,957,108)	(40,436,108)
Total stockholders’ deficit	(6,266,766)	(2,454,185)
Total liabilities and stockholders’ deficit	$4,938,591	$3,563,149

(1) The condensed balance sheet at December 31, 2016 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 15, 2017.

The accompanying notes are an integral part of these financial statements.

JAGUAR HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Product revenue	$61,445	$24,143	$135,989	$62,289
Collaboration revenue	835,076	—	1,582,942	—
Total revenue	896,521	24,143	1,718,931	62,289
Operating Expenses
Cost of product revenue	24,762	8,641	40,907	27,009
Research and development expense	926,791	1,953,647	2,182,243	3,705,388
Sales and marketing expense	157,231	54,050	280,143	218,463
General and administrative expense	2,137,990	1,416,159	5,441,493	3,204,544
Total operating expenses	3,246,774	3,432,497	7,944,786	7,155,404
Loss from operations	(2,350,253)	(3,408,354)	(6,225,855)	(7,093,115)
Interest expense	(156,129)	(254,758)	(336,201)	(538,994)
Other income/(expense)	—	5,637	1,448	(9,570)
Change in fair value of warrants	700,740	—	247,321	—
Loss on extinguishment of debt	—	—	(207,713)	—
Net loss and comprehensive loss	$(1,805,642)	$(3,657,475)	$(6,521,000)	$(7,641,679)
Net loss per share, basic and diluted	$(0.12)	$(0.35)	$(0.45)	$(0.78)
Weighted-average common shares outstanding, basic and diluted	14,694,316	10,314,106	14,427,317	9,810,730

The accompanying notes are an integral part of these financial statements.

JAGUAR HEALTH, INC.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)

Balances - December 31, 2015	—	$—	8,124,923	$812	$30,100,613	$(25,702,328)	$4,399,097

Issuance of common stock in a secondary public offering ,net of discounts and commissions of $373,011 and offering costs of $496,887 February 2016	—	—	2,000,000	200	4,129,902	—	4,130,102

Issuance of common stock in a private investment in public entities offering, net of offering costs of $105,398 June 2016.	—	—	2,027,490	203	2,571,099	—	2,571,302

Issuance of common stock in a private investment in public entities offering October 2016	—	—	170,455	17	149,983	—	150,000

Issuance of common stock and equity warrants in a private investment in public entities offering, net of warrant liability of $700,001 and net of offering costs of $96,833 November 2016	—	—	1,666,668	167	203,000	—	203,167

Warrants, issued in conjunction with debt extinguishment	—	—	—	—	108,000	—	108,000

Issuance of common stock in exchange for vested restricted stock units	—	—	17,596	2	(2)	—	—

Stock-based compensation	—	—	—	—	717,927		717,927

Net and comprehensive loss	—	—	—	—	—	(14,733,780)	(14,733,780)

Balances - December 31, 2016	—	$—	14,007,132	$1,401	$37,980,522	$(40,436,108)	$(2,454,185)

Issuance of common stock associated with the June 2016 private investment in public entities offering, net of offering costs of $61,781	—	—	3,375,369	337	2,009,199	—	2,009,536

Issuance of common stock in a private investment in public entities offering, net of offering costs of $3,000 June 2017			100,000	10	46,990		47,000

Stock-based compensation	—	—	—	—	444,170	—	444,170

Warrants, issued in conjunction with debt extinguishment	—	—	—	—	207,713	—	207,713

Net and comprehensive loss	—	—	—	—	—	(6,521,000)	(6,521,000)

Balances - June 30, 2017	—	$—	17,482,501	$1,748	$40,688,594	$(46,957,108)	$(6,266,766)

The accompanying notes are an integral part of these financial statements.

JAGUAR HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(6,521,000)	$(7,641,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,062	17,432
Loss on extinguishment of debt	207,713	—
Stock-based compensation	444,170	229,064
Amortization of debt issuance costs and debt discount	180,670	269,019
Change in fair value of warrants	(247,321)	—
Changes in assets and liabilities
Accounts receivable - trade	(7,228)	36,755
Other receivable	(197,876)	—
Inventory	16,579	(46,753)
Prepaid expenses	(57,807)	(526,147)
Deferred offering costs	61,780	—
Due from parent	77,624	3,199
Deferred collaboration revenue	1,451,789	—
Deferred product revenue	(39,780)	10,730
Deferred rent	315	3,321
License fee payable	—	(425,000)
Accounts payable	2,909,770	(115,306)
Accrued expenses	224,329	(117,690)
Total cash used in operations	(1,466,211)	(8,303,055)
Cash Flows from Investing Activities
Purchase of equipment	—	(98,266)
Change in restricted cash	511,293	1,855,703
Total cash provided by investing activities	511,293	1,757,437
Cash Flows from Financing Activities
Repayment of long-term debt	(991,749)	(1,855,703)
Proceeds from issuance of convertible debt	1,700,000	—
Proceeds from issuance of common stock in follow-on secondary public offering, net of commissions, discounts	—	5,000,000
Commissions, discounts and issuance costs associated with the follow-on secondary public offering	—	(869,898)
Proceeds from issuance of common stock in a private investment in public entities June 2016	2,071,317	500,000
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2016	(61,781)	(51,268)
Proceeds from issuance of common stock in a private investment in public entities June 2017	50,000	—
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2017	(3,000)	—
Total Cash Provided by Financing Activities	2,764,787	2,723,131
Net increase in cash and cash equivalents	1,809,869	(3,822,487)
Cash and cash equivalents, beginning of period	950,979	7,697,531
Cash and cash equivalents, end of period	$2,760,848	$3,875,044

The accompanying notes are an integral part of these financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”), formerly known as Jaguar Animal Health, Inc., was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Former Parent”) until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company’s first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. In September of 2016, the Company began selling the Croton lechleri botanical extract (the “botanical extract”) to an exclusive distributor for use in pigs in China. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products. The Company operates as one segment and is headquartered in San Francisco, California.

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

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo’s representative (the “Merger Agreement”).  In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as our wholly-owned subsidiary.  Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of Mytesi, a Napo drug product approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $46,957,108 as of June 30, 2017. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as the securing of additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. Through June  30, 2017 the Company sold 5,402,859 shares for gross cash proceeds of $4,748,017. The CSPA limits the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing

Rule 5635(d). The Company held its 2017 Annual Meeting on May 8, 2017. At the 2017 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company’s common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are valuation of stock options; valuation of warrant liabilities; valuation of derivative liability, impairment of long lived assets; useful lives for depreciation; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue.  Those estimates could change, and as a result, actual results could differ materially from those estimates.

Deferred Offering Costs

Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. These deferred offering costs are offset against proceeds received upon the closing of the offerings. Deferred costs of $10,930 and $72,710 as of June 30, 2017 and December 31, 2016, respectively, include legal, accounting and filing fees associated with the Company’s registration of unissued shares in the CSPA.

Concentration of Credit Risk and Cash and Cash Equivalents

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The carrying value of cash approximates fair value at June 30, 2017 and December 31, 2016.

Fair Values

The Company’s financial instruments include, cash and cash equivalents, accounts payable, accrued expenses, amounts due to Napo, the former parent, warrant liabilities, derivative liability, and debt. Cash is reported at fair value. The recorded carrying amount of accounts payable, accrued expenses and amounts due to Napo approximates their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 3 for the fair value measurements, and Note 7 for the fair value of the Company’s warrant liabilities and derivative liability.

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million. Aggregate principal payments of $3.0 further reduced the restricted cash balance to $0 as of June 30, 2017. Restrictions were fully released on April 1, 2017.

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

Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2017.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 Revenue with Multiple Element Arrangements and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

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

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until the Company develops sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when the Company has access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from the Company. Company sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. The Company had Neonorm revenues of $61,445 and $24,143 for the three months ended June 30, 2017 and 2016, and $105,989 and $62,289 for the six months ended June 30, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  The Company had Botanical Extract revenues of $0 in the three months ended June 30, 2017 and 2016, and $30,000 and $0 in the six months ended June 30, 2017 and 2016.

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

Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity.  The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $835,076 and $1,582,942 in collaboration revenue in the three and six months ended June 30, 2017 which are included in the Company’s statements of operations and comprehensive loss. The difference of $1,451,789 is included in deferred collaboration revenue in the Company’s balance sheet.

In addition to the upfront payments, Elanco reimburses the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred.  The Company has $197,876 of unreimbursed expenses as of June 30, 2017, which is included in Other Receivables on the Company’s balance sheet. The Company included the $197,876 and $486,042 in collaboration revenue in the three and six months ended June 30, 2017 which are included in the Company’s statements of operations and comprehensive loss.

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

Classification of Securities

The Company applies the principles of ASC 480-10 “Distinguishing Liabilities from Equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity” to determine whether financial instruments such as warrants should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black-Scholes-Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). For the three and six months ended June 30, 2017 and 2016 there was no difference between net loss and comprehensive loss.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is an animal health company focused on developing and commercializing prescription and non-prescription products for companion and production animals.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2017 and 2016.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.  ASU 2016-06 clarifies that an entity will only need to consider the four-step decision sequence, as provided by the amended ASC 815-15-25-42, to assess whether the economic characteristics and risks of embedded put or call options are clearly related to those of their hosts. ASU 2016-16 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016; accordingly, the Company adopted this guidance during 2017.

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

The following table presents information about the Company’s warrant liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation:

	Level 1	Level 2	Level 3	Total
As of June 30, 2017 Warrant Liability	$—	$—	$551,880	$551,880

	Level 1	Level 2	Level 3	Total
As of December 31, 2016 Warrant Liability	$—	$—	$799,201	$799,201

The change in the estimated fair value of level 3 liabilities is summarized below:

	Beginning	Change in	Ending Fair
	Value of	Fair Value of	Value of
	Level 3	Level 3	Level 3
	Liability	Liability	Liability
For the six months ended June 30, 2017	$1,252,620	$(700,740)	$551,880

For the six months ended June 30, 2016	$—	$—	$—

The warrants associated with the level 3 liability were issued in 2016 and were originally valued on November 29, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.69, exercise price of $0.75, term of 5.5 years expiring May 2022, volatility of 71.92%, dividend yield of 0%, and risk-free interest rate of 1.87%. The warrants were revalued at December 31, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.716, exercise price of $0.75, term of 5.41 years expiring May 2022, volatility of 73.62%, dividend yield of 0%, and risk-free interest rate of 2.0%.  The warrants were again revalued at June 30, 2017 using the Black-Scholes-Merton model with the following assumptions:  stock price of $0.53, exercise price of $0.75, term of 4.91 years expiring May 2022, volatility of 80.51%, dividend yield of 0%, and risk-free interest rate of 1.87%.

The change in the fair value of the level 3 warrant liability is reflected in the statement of operations and comprehensive loss for the six months ended June 30, 2017.

4. Related Party Transactions

The Company was a majority-owned subsidiary of Napo until May 18, 2015, the date of the Company’s IPO. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, is also the Interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company has total outstanding receivables (payables) from former parent (“Napo”) at June 30, 2017 and December 31, 2016 as follows:

	June 30,	December 31,
	2017	2016
Due from former parent	$222,403	$299,819
Royalty payable to former parent	(379)	(171)
Net receivable (payable) to former parent	$222,024	$299,648

Due from former parent

Employee leasing and overhead allocation

Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company’s employee’s time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use. The balance of unpaid employee leasing charges due from Napo was $277,529 at December 31, 2016.  The total amount of such services was $760,222 and Napo remitted $838,723 for the six months ended June 30, 2017.  The remaining unpaid balance of $199,028 is included in due from former parent in current assets on the Company’s balance sheet.

Other transactions

The Company periodically makes purchases on behalf of Napo, primarily including travel expenses and investor relations expenses.  The balance of unpaid non-employee leasing charges due from Napo was $22,290 at December 31, 2016.  The total amount of such purchases was $68,347 and Napo remitted $67,262 in the six months ended June 30, 2017.  The remaining unpaid balance of $23,375 is included in due from former parent in current assets on the Company’s balance sheet.

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

In January 2014, the Company exercised its option and entered into a license agreement (the “License Agreement”) with Napo for an exclusive worldwide license to Napo’s intellectual property and technology to permit the Company to develop, formulate, manufacture, market, use, offer for sale, sell, import, export, commercialize and distribute products for veterinary treatment uses and indications for all species of animals. The Company was originally obligated to pay a one-time non-refundable license fee of $2,000,000, less the option fee of $100,000. At the Company’s option, the license fee could have been paid in common stock. In January 2015, the License Agreement was amended to decrease the one-time non-refundable license fee payable from $2,000,000 to $1,750,000 in exchange for acceleration of the payment of the fee. Given that Napo is a significant shareholder of the Company, the abatement of the license fee amount has been recorded as a capital contribution in the accompanying condensed financial statements. The Company paid the final $425,000 in the six months ended June 30, 2016.

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

The Company had unpaid royalties of $171 at December 31, 2016, which are netted with other receivables due from former parent in current assets in the Company’s balance sheet. The Company incurred $663 in royalties in the six months ended June 30,  2017, which are included in sales and marketing expense in the Company’s statement of operations and comprehensive loss, and paid $455 to Napo in the six months ended June 30, 2017. The remaining balance of unpaid royalties of $379 are netted with other receivables due from the former parent and are included in current assets in the Company’s balance sheet. The Company may, at its sole discretion, elect to remit any milestone payments and/or royalties in the form of the Company’s common stock.

In addition to receiving a License Agreement to Napo’s intellectual property and technology, the License also transferred to the Company certain materials and equipment. Raw materials of $1.2 million transferred from Napo were included in research and development expense on the statements of operations and comprehensive loss during the year ended December 31, 2014. Equipment of $811,087 related to the License is included in property and equipment on the Company’s balance sheet at June 30, 2017 and December 31, 2016 at the cost paid by Napo, which approximates fair value.

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

5. Balance Sheet Components

Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Lab equipment	$811,087	$811,087
Clinical equipment	64,870	64,870
Software	62,637	62,637
Total property and equipment at cost	938,594	938,594
Accumulated depreciation	(82,711)	(52,649)
Property and Equipment, net	$855,883	$885,945

Depreciation and amortization expense was $15,031 and $9,554 in the three months ended June 30, 2017 and 2016, and $30,062 and $17,432 in the six months ended June 30, 2017 and 2016, which are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation - Lab Equipment - research and development expense	$6,568	$6,568	$13,136	$13,136
Depreciation - Clinical Equipment - research and development expense	3,244	2,551	6,487	3,716
Depreciation - Software - general and administrative expense	5,219	435	10,439	580
Total Depreciation Expense	$15,031	$9,554	$30,062	$17,432

Accrued Expenses

Accrued expenses at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
Accrued compensation and related:
Accrued vacation	$231,718	$223,769
Accrued payroll	265	2,692
Accrued payroll tax	19,769	20,140
	251,752	246,601
Accrued interest	124,239	123,982
Accrued clinical	78,822	36,725
Accrued legal costs	249,998	92,500
Accrued audit	—	37,000
Accrued other	156,040	45,714
Total	$860,851	$582,522

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

Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 are as follows:

Years ending December 31,	Amount
2017 - July through December	$183,244
2018	245,327
Total minimum lease payments	$428,571

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,279 for the three months ended June 30, 2017 and 2016, and $180,557 for the six months ended June 30, 2017 and 2016. Rent expense is included in general and administrative expense in the Company’s statements of operations and comprehensive loss.

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

The Company expensed the total cost of the contract ratably over the estimated life of the contract, or the total amount paid if greater. As of June 30, 2016, the amortized costs exceeded amounts paid by $170,850, which were included in accrued manufacturing costs in accrued liabilities in the Company’s balance sheet.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. The Company has unpaid accrued interest of $8,507, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three and six months ended June 30, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

On July 16, 2014, pursuant to a convertible note purchase agreement, the Company issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. The Company has unpaid accrued interest of $3,711, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three and six months ended June 30, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, the Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

In connection with the Transfer Agreement (Note 6) the Company issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840, was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

On December 23, 2014, pursuant to a convertible note purchase agreement, the Company issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO.  The Company has unpaid accrued interest of is $30,132, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest expense was accrued for the three and six months ended June 30, 2017 and 2016.  Upon consummation of the Company’s IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, the Company also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. The Company fully amortized the discount by the end of May 2015 when the notes were converted to equity. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes-Merton model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

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

The remaining outstanding note of $150,000 is payable to an investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, the Company entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016.

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

•                 Extinguishment of debt

On January 31, 2017, the Company entered into an amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company’s board of directors granted the lender a warrant to purchase 370,916 shares of the Company’s common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in other expense in the Company’s statements of operations and comprehensive loss in the six months ended June 30, 2017.

The $150,000 note is included in notes payable in current liabilities on the Company’s balance sheet. The Company has unpaid accrued interest of $42,855 and $33,929, which is included in accrued liabilities on the Company’s balance sheet as of June 30, 2017 and December 31, 2016, respectively, and incurred interest expense of $4,488 in the three months ended June 30, 2017 and 2016, respectively, and $8,926 and $8,975 in the six months ended June 30, 2017 and 2016 which are included in interest expense in the statement of operations and comprehensive loss.

In March 2015, the Company entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid the Company $1.0 million. At March 31, 2015, the Company had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from the Company, the terms of which provided that such notes were to be converted into shares of the Company’s common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, the Company issued the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of the Company’s IPO in May 2015, converted into 178,571 shares of the Company’s common stock. The Company analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.  While the note was converted to equity, the Company has not yet remitted the related accrued interest of $17,753, which is included in accrued liabilities in the Company’s balance sheet.  No interest expense was accrued in the three months ended June 30, 2017 and 2016.

2017 Convertible Notes

On June 29, 2017, the Company issued a secured convertible promisorry note (“Note”) to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000.  Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full.  All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note.  All principal and interest on the debt is due in full on August 2, 2018.  The Company accrued interest of $472 at June 30, 2017 which is included in accrued expenses on the Company’s balance sheet and in interest expense in the Company’s statement of operations and comprehensive loss.  The Company also recorded $1,346 in interest expense in the Company’s statement of operations and comprehensive loss for the accretion of the debt discount.  The lender has the right to convert all or any portion of the outstanding balance into the Company’s common stock at $1.00 per share.

The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor’s option commencing on the earlier of six months after the purchase price date, June 29, 2017, or the effective date of the registration statement which is expected to be before December 2017. ASC 470-10-45-9 and 45-10 provide that debt that is due on demand or will be due on demand within one year from the balance sheet date should be classified as a current liability, even though the liability may not be expected to be paid within that period or the liability has scheduled repayment dates that extend beyond one year but nevertheless is callable by the creditor within one year. As such, despite the fact that the Note is due in full on August 2, 2018, the full amount of the Note balance has been classified as a current liability in the balance sheet.

The Note provides for two separate features that result in a derivative liability:

1.              Repayment of mandatory default amount upon an event of default — upon the occurrence of any event of default, the lendor may accelerate the Note resulting in the outstanding balance becoming immediately due and payable in cash; and

2.              Automatic increase in the interest rate on and during an event of default — during an event of default, the interest rate will increase to the lesser of 17% per annum or the maximum rate permitted under applicable law.

The Company computed fair values of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet.

The balance of the note payable of $1,627,346, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, plus the accretion of the debt discount and debt issuance costs of $1,346 in June of 2017, is included in notes payable in current liabilities on the balance sheet.

As of June 30, 2017 and December 31, 2016, the aggregate convertible notes payable obligations were as follows:

	June 30,	December 31,
	2017	2016
Notes payable	$2,285,000	$150,000
Unamortized note discount and debt issuance costs	(507,654)	—
Net debt obligation	$1,777,346	$150,000

Interest payable on the convertible notes at June 30, 2017 and December 31, 2016 was $103,446 and $94,048, respectively and are included in accrued expenses on the Balance Sheet.

Interest expense on the convertible notes for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Nominal interest	$4,960	$4,487	$9,398	$8,975
Amortization of debt discount	1,346	—	1,346	—
	$6,306	$4,487	$10,744	$8,975

Notes Payable—Bridge Loans

On October 30, 2014, the Company entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds to the Company were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of the Company’s common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes-Merton model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. The Company fully extinguished the debt and accrued interest in May 2015.

Standby Line of Credit

In August 2014, the Company entered into a standby line of credit with an accredited investor for up to $1.0 million pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, the Company issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016. The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there were no drawdowns under the facility. The warrants expired in August 2016.

Long term Debt

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

As of June 30, 2017 and December 31, 2016, the net long-term debt obligation was as follows:

	June 30,	December 31,
	2017	2016
Debt and unpaid accrued end-of-term payment	$2,993,473	$3,894,320
Unamortized note discount	(20,854)	(42,493)
Unamortized debt issuance costs	(64,997)	(114,626)
Net debt obligation	$2,907,622	$3,737,201

Current portion of long-term debt	$2,071,646	$1,919,675
Long-term debt, net of discount	835,976	1,817,526
Total	$2,907,622	$3,737,201

Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017 - July through December	$1,041,040
2018	1,479,246
Total future principal payments	2,520,286
2018 end-of-term payment	560,000
3,080,286
Less: unaccreted end-of-term payment at June 30, 2017	(86,813)
Debt and unpaid accrued end-of-term payment	$2,993,473

The debt obligation includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Nominal interest	$67,273	$112,374	$146,134	$261,000
Accretion of debt discount	9,961	16,640	21,639	35,051
Accretion of end-of-term payment	41,505	69,331	90,160	146,027
Accretion of debt issuance costs	31,085	51,924	67,524	87,940
	$149,824	$250,269	$325,457	$530,018

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company’s balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company’s balance sheet, and the $43,200 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series A warrants and placement agent warrants were revalued on March 31, 2017 at $1,252,620 which is included in the Company’s balance sheet, and the $453,419 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.  The series A warrants and placement agent warrants were revalued again on June 30, 2017 at $551,880, which is included in the Company’s balance sheet, which reflects a reduction of $700,740 from the March 31, 2017 valuation of $1,252,620 and a decrease of $247,321 decrease from the $799,201 December 31, 2016 valuation.  The changes are included in the Company’s statements of operations and comprehensive loss. The $551,880 valuation at June 30, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.

The Company’s warrant activity is summarized as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	370,916	5,253,337
Warrants cancelled	—	(33,333)
Ending balance	6,339,792	5,968,876

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

9. Stockholders’ Equity

Common Stock

On July 31, 2017, the Company filed a third amended and restated certificate of incorporation authorizing the Company to issue 250,000,000 shares of common stock $0.0001 par value and 50,000,000 of convertible non-voting common stock, $0.0001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. The holders of non-voting common stock are not entitled to vote, except on an as converted basis with respect to any change of control of the Company that is submitted to the stockholders of the Company for approval.The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all shares (including Preferred Stock) entitled to vote.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. Upon execution of the CSPA, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $394,534, reflecting gross proceeds of $500,000 and offering expenses of $105,398. In consideration for entering into the CSPA, the Company issued 456,667 shares of its common stock to the investor. Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with the investor (the “Registration Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to the investor under the CSPA. On June 22, 2016 and September 22, 2016, the Company filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively. In the year ended December 31, 2016, pursuant to the CSPA, the Company sold an additional 1,348,601 shares of the Company’s common stock in exchange for $2,176,700 of cash proceeds. And in the six months ended June 30, 2017, the Company sold another 3,375,369 shares of the Company’s common stock in exchange for $2,071,317 of cash proceeds.  Of the $15.0 million available under the CSPA, the Company has received $4,748,017 as of March 31, 2017. The CSPA limits the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d). The Company held its 2017 Annual Meeting on May 8, 2017. At the 2017 Annual Meeting, the Company’s stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company’s common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

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

On June 28, 2017, the Company entered into a Common Stock Purchase Agreement with an existing private investor. Upon execution of the agreement the Company sold 100,000 shares of its common stock in exchange for $50,000 in cash proceeds.

As of June 30, 2017 and 2016, the Company had reserved shares of common stock for issuance as follows:

	June 30,	June 30,
	2017	2016
Options issued and outstanding	2,440,851	1,464,265
Options available for grant	450,499	1,146,943
RSUs issued and outstanding	20,789	20,789
Warrants issued and outstanding	6,339,792	748,872
Convertible notes	2,196,533	26,785
Total	11,448,464	3,407,654

Preferred Stock

The Company’s second amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at June 30, 2017 or December 31, 2016.

10.  Stock Incentive Plans

2013 Equity Incentive Plan

Effective November 1, 2013, the Company’s board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company’s board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. As of December 31, 2013, the Company had reserved 300,000 shares of its common stock for issuance under the 2013 Plan. In April 2014, the board of directors amended the 2013 Plan to increase the shares reserved for issuance to 847,533 shares. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 565,377 option shares outstanding at June 30, 2017.

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company’s common stock. The Company reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. On January 1, 2017 and 2016, the Company added 280,142 and 162,498 shares to the option pool in accordance with the 2014 Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company’s common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire.

In July 2015, the Company amended the 2014 Plan reserving an additional 550,000 shares under the plan contingent upon approval by the Company’s stockholders at the June 2016 annual stockholders meeting. In June 2016, the Company amended the 2014 Plan once again, modifying the increase from 550,000 shares to 1,550,000 shares, which was approved at the 2016 annual stockholders meeting.  In July 2017, the Company amended the 2014 Plan reserving an additional 6,500,188 shares under the plan, which was approved at the special stockholders meeting on July 27, 2017.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the six months ended June 30, 2017:

				Weighted	Weighted Average
	Shares			Average	Remaining	Aggregate
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value
Combined Incentive Plan Balance—December 31, 2016	39,988	2,571,220	20,789	$2.52	8.77	$—

2013 Equity Incentive Plan Activity:
None

2014 Stock Incentive Plan Activity:
Additional shares authorized	280,142
Q1 Options granted	(18,000)	18,000		0.71
Q1 Options cancelled	60,570	(60,570)		1.67

Q2 Options granted	(20,000)	20,000		0.79
Q2 Options cancelled	107,799	(107,799)		1.47

Combined Incentive Plan Balance—June 30, 2017	450,499	2,440,851	20,789	$2.56	8.44	$—
Options vested and exercisable—June 30, 2017		1,297,589		$3.21	7.93	$—
Options vested and expected to vest—June 30, 2017		2,128,319		$2.60	8.38	$—

There was no option activity related to the 2013 Equity Incentive Plan in the six months ended June 30, 2017.

The weighted average grant date fair value of stock options granted was $0.50 and $1.04 during the six months ended June 30, 2017 and 2016.

The number of option shares that vested in the six months ended June 30, 2017 and 2016 was 375,011 shares and 242,239 shares. The grant date weighted average fair value of option shares that vested in the six months ended June 30, 2017 and 2016 was $383,370 and $283,219, respectively.

No options were exercised in the six months ended June 30, 2017 or 2016.

The intrinsic value is computed as the options granted multiplied by the difference between the fair market value of the Company’s common stock of $1.00 on March 31, 2017 and the grant date stock option exercise price.

The Company granted RSUs in 2014 and 2015 under the 2013 Equity Incentive Plan. The units granted vest upon the occurrence of both a liquidity event and satisfaction of the service-based requirement. The time-based vesting provided that 50% of the RSU vested on January 1, 2016 and the remaining 50% vested on July 1, 2017. The Company began recording stock-based compensation expense relating to the RSU grants effective May 18, 2015, the date of the Company’s initial public offering, and the date the liquidity condition was met. The stock-based compensation expense is based on the grant date fair value which is the equivalent to the fair market value on the date of grant, and is amortized over the vesting period using the straight-line method, net of estimated forfeitures. On January 1, 2016, the Company issued 17,546 shares of its common stock in exchange for 27,768 vested and released RSUs, net of 10,172 RSU shares used to pay withholding taxes.  On July 3, 2017, the Company issued 13,307 shares of its common stock in exchange for 20,789 vested and released RSUs, net of 7,086 RSU shares used to pay withholding taxes.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2017 and 2016, and are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development expense	$58,173	$37,284	$123,972	$62,617
Sales and marketing expense	7,711	—	15,369	8,681
General and administrative expense	150,250	88,238	304,829	157,766
Total	$216,134	$125,522	$444,170	$229,064

As of June 30, 2017, the Company had $878,446 of unrecognized stock-based compensation expense for options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.75 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average volatility	76.75%	66.25-69.14%	74.26-76.75%	66.25-69.14%
Weighted-average expected term (years)	5.82	5.67-5.82	5.82	5.67-5.82
Risk-free interest rate	1.97%	1.36-1.49%	1.97-1.98%	1.36-1.49%
Expected dividend yield	—	—	—	—

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes-Merton option-pricing model was revalued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average volatility	—	78.30-80.04%	—	78.30-80.04%
Weighted-average expected term (years)	—	9.19-9.25	—	9.19-9.44
Risk-free interest rate	—	1.44-1.66%	—	1.44-1.74%
Expected dividend yield	—	—	—	—

Note: All non-employee options were cancelled prior to June 30, 2017.

11. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to common shareholders	$(1,805,642)	$(3,657,475)	$(6,521,000)	$(7,641,679)
Shares used to compute net loss per common share, basic and diluted	14,694,316	10,314,106	14,427,317	9,810,730
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.35)	$(0.45)	$(0.78)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2017 and 2016 because their inclusion would be anti-dilutive:

	June 30,	June 30,
	2017	2016
Options issued and outstanding	2,440,851	1,464,265
Warrants to purchase common stock	6,339,792	748,872
Restricted stock units	20,789	20,789
Total	8,801,432	2,233,926

12. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2017.

13. Subsequent Events

The Company completed an evaluation of the impact of subsequent events through August 14, 2017, the date these financial statements were issued.

Merger Agreement

As discussed in Note 1, the Company completed its acquisition of Napo on July 31, 2017.  In connection with the merger, (i) each issued and outstanding share of Napo common stock (other than dissenting shares and shares held by us or Napo) was converted into a contingent right to receive (x) up to a whole number of shares of our common stock comprising in the aggregate up to approximately 20.2% of the fully diluted shares of our common stock immediately following the consummation of the merger, which contingent right will vest only if the resale of certain shares of our common stock (the “Tranche A Shares”) issued by us to Nantucket Investments Limited (“Nantucket”) pursuant to the Napo debt settlement provides Nantucket with specified cash returns over a specified period of time (the “Hurdle Amounts”), and (y) if the applicable Hurdle Amount is achieved before all of the Tranche A Shares are sold, additional shares of our common stock (equal to 50% of the unsold Tranche A Shares), which will be distributed pro rata among holders of contingent rights and holders of Napo restricted stock units, (ii) existing creditors of Napo (inclusive of Nantucket)  were issued in the aggregate approximately 42,903,018 shares of our non-voting common stock and 2,282,445 shares of our voting common stock in full satisfaction of all existing indebtedness then owed by Napo to such creditors, and (iii) an existing Napo stockholder (“Invesco”) was issued an aggregate of approximately 3,243,243 shares of our common stock in return for $3 million of new funds invested in us by such investor, which were immediately loaned to Napo to partially facilitate the extinguishment of the debt that Napo owed to Nantucket. The minimum Hurdle Amount needed for the vesting of the contingent rights will vary depending on a number of factors (including, among other things, the time period over which Nantucket receives specified cash returns in connection with the resale of the Tranche A Shares), and Napo stockholders may not receive any shares of Jaguar common stock in certain circumstances (including if the minimum Hurdle Amount is not satisfied).

CSPA

In July 2017, pursuant to the CSPA, the Company sold an additional 497,141 shares of the Company’s common stock in exchange for $277,528 of cash proceeds.

PIPE Financing

On July 13, 2017, the Company entered into a Common Stock Purchase Agreement with an existing private investor. Upon execution of the agreement the Company sold 100,000 shares of its common stock in exchange for $50,000 in cash proceeds.

Long term Debt

On July 7, 2017, the Company amended loan and security agreement with the lender providing for a $1.0 million principal payment in July 2017, and interest only payments only beginning August 1, 2017 and extending to November 1, 2017 when principal and interest payments of $141,204.40 will be made until August 1, 2018, the maturity date of the loan.  The Company made the $1.0 million principal payment in accordance with the terms of the amended agreement.

Warrant Exercise Agreements

As previously reported, on November 22, 2016, the entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors pursuant to which the Company agreed, among other things, to issue warrants to purchase up to an aggregate of 1,666,668 shares of Common Stock at an exercise price of $1.00 per share (the “Series C Warrants”).

On July 31, 2017, the Company enetered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders of Series C Warrants (the “Exercising Holders”), which Exercising Holders own, in the aggregate, Series C Warrants exercisable for 908,334 shares of the Company’s common stock.  Pursuant to the Exercise Agreements,  the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Series C Warrants with respect to 908,334 shares of common stock underlying such Series C Warrants for a reduced exercise price equal to $0.40 per share.  The Company received aggregate gross proceeds of approximately $363,334 from the exercise of the Series C Warrants by the Exercising Holders.

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

Overview

Jaguar Health, Inc. is a natural-products pharmaceuticals company focused on the development and commercialization of novel, sustainably derived gastrointestinal products for both human prescription use and animals on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc., focuses on the development and commercialization of proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Mytesi is currently indicated for the symptomatic relief of noninfectious diarrhea in adult patients with HIV/AIDS on antiretroviral therapy (ART). Jaguar estimates the potential U.S. market for Mytesi to be approximately $100 million in gross annual sales, and anticipates that Mytesi will generate approximately $7.0 million in revenue by April 2018 for its current, FDA-approved specialty indication. Jaguar holds global unencumbered right to key indications for Mytesi, and is pursuing a follow-on indication for Mytesi in chemotherapy-induced diarrhea (CID), an important supportive care indication for patients undergoing primary or adjuvant chemotherapy for cancer treatment. Mytesi is in development as a second-generation anti-secretory agent for use in cholera patients; for supportive care for irritable bowel syndrome (IBS) and inflammatory bowel disease (IBD), as well as for orphan-drug indications for infants and children with short bowel syndrome (SBS) and congenital diarrheal disorders (CDD). Mytesi has shown activity in IBS-D patients in published Phase 2 studies. Napo recently received orphan-drug designation from the U.S. Food and Drug Administration (FDA) for the treatment of SBS.

In the animal health space, we focus on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses. Canalevia is our lead prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. we achieved statistically significant results in a multicenter canine proof-of-concept study completed in February 2015, supporting the conclusion that Canalevia treatment is superior to placebo. As we announced in December 2015, the pivotal clinical field study to evaluate the safety and effectiveness of Canalevia for acute diarrhea in dogs completed enrollment in January 2017. We have received Minor Use in a Minor Species (MUMS) designation for Canalevia for Chemotherapy-Induced Diarrhea (CID) in dogs, and Jaguar is pursuing MUMS designation for Canalevia for the indication of exercise-induced diarrhea (EID) in dogs. Canalevia is a canine-specific formulation of crofelemer, an active pharmaceutical ingredient isolated and purified from the Croton lechleri tree, which is sustainably harvested. A human-specific formulation of crofelemer, Mytesi, was approved by the FDA in 2012 for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Members of our management team developed crofelemer while at Napo, which was Jaguar Health’s parent company until May 13, 2015. The reception among users of our lead non-prescription products—Neonorm Calf and Neonorm Foal, an anti-diarrheal product we launched for newborn horses in early 2016—has been quite positive, and in June 2017 we launched neonorm.com, a commercial website for both Neonorm products. As we announced on June 14, 2017, the Organic Materials Review Institute (OMRI) has reviewed Neonorm Calf and determined that it is allowed for use in compliance with the U.S. Department of Agriculture National Organic Program. OMRI is an international nonprofit organization that determines which input products are allowed for use in organic production and processing.

The clinically-proven performance of Neonorm Foal, in combination with our heightened understanding of market needs within the global equine space, is driving our increased focus on equine product development. Equilevia is our non-prescription product for total gut health in equine athletes. Equilevia is a pharmaceutical formulation of a standardized botanical extract. Neonorm is a standardized botanical extract derived from the Croton lechleri tree. We launched Neonorm Calf in the United States at the end of 2014 for preweaned dairy calves. Canalevia, Equilevia and Neonorm are distinct products formulated to address specific species and market channels. We have filed nine investigational new animal drug applications, or INADs, with the FDA and intend to develop species-specific formulations of Neonorm in six additional target species, and Canalevia for both cats and dogs.

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

Merger with Napo Pharmaceuticals, Inc.

On July 31, 2017, we completed a merger with Napo Pharmaceuticals, Inc. (“Napo”) pursuant to the Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo’s representative (the “Merger Agreement”).  In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as our wholly-owned subsidiary.  Immediately following the Merger, we changed our name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of Mytesi, a Napo drug product approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

In connection with the merger, (i) each issued and outstanding share of Napo common stock (other than dissenting shares and shares held by us or Napo) was converted into a contingent right to receive (x) up to a whole number of shares of our common stock comprising in the aggregate up to approximately 20.2% of the fully diluted shares of our common stock immediately following the consummation of the merger, which contingent right will vest only if the resale of certain shares of our common stock (the “Tranche A Shares”) issued by us to Nantucket Investments Limited (“Nantucket”) pursuant to the Napo debt settlement provides Nantucket with specified cash returns over a specified period of time (the “Hurdle Amounts”), and (y) if the applicable Hurdle Amount is achieved before all of the Tranche A Shares are sold, additional shares of our common stock (equal to 50% of the unsold Tranche A Shares), which will be distributed pro rata among holders of contingent rights and holders of Napo restricted stock units, (ii) existing creditors of Napo (inclusive of Nantucket)  were issued in the aggregate approximately 42,903,018 shares of our non-voting common stock and 2,282,445 shares of our voting common stock in full satisfaction of all existing indebtedness then owed by Napo to such creditors, and (iii) an existing Napo stockholder (“Invesco”) was issued an aggregate of approximately 3,243,243 shares of our common stock in return for $3 million of new funds invested in us by such investor, which were immediately loaned to Napo to partially facilitate the extinguishment of the debt that Napo owed to Nantucket. The minimum Hurdle Amount needed for the vesting of the contingent rights will vary depending on a number of factors (including, among other things, the time period over which Nantucket receives specified cash returns in connection with the resale of the Tranche A Shares), and Napo stockholders may not receive any shares of Jaguar common stock in certain circumstances (including if the minimum Hurdle Amount is not satisfied).

We expect to incur significant expenses in connection with the merger of Jaguar Animal Health and Napo. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The ultimate amount and timing of such charges are uncertain at the present time. We incurred approximately $3.6 million in professional and other fees associated with the proposed merger through July 31, 2017.

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

We have not generated any material revenue to date and expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss was $6.5 million and $7.6 million for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, we had total stockholders’ deficit of $6.3 million and cash and cash equivalents of $2.8 million. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2017.

Revenue Recognition

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements “ and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

We recognize revenue under its licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Our records revenue related to the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk.  Under the agreement, we are reimbursed for associated out-of-pocket costs and for certain employee costs.  The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which we arereimbursed are reflected as research and development costs.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we will report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we repors in a particular period.

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we develop sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Our sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $61,445 and $24,143 for the three months ended June 30, 2017 and 2016, and $105,989 and $62,289 for the six months ended June 30, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  We had Botanical Extract revenues of $0 and $0 in the three months ended June 30, 2017 and 2016, and $30,000 and $0 in the six months ended June 30, 2017 and 2016.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We granted Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity.  The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $835,076 and $1,582,942 in collaboration revenue in the three and six months ended June 30, 2017 which are included in our statements of operations and comprehensive loss. The difference of $1,451,789 is included in deferred collaboration revenue in our balance sheet.

In addition to the upfront payments, Elanco reimburses us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred.  We had $197,876 of unreimbursed expenses as of June 30, 2017, which is included in Other Receivables on our balance sheet. We included the $197,876 and $486,042 in collaboration revenue in the three and six months ended June 30, 2017 which are included in our statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the six months ended June 30, 2017 and 2016

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2017 and 2016 together with the change in such items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2017	2016	Variance	Variance %

Revenue	$135,989	$62,289	$73,700	118.3%
Collaboration revenue	1,582,942	—	1,582,942	N/A
Total revenue	1,718,931	62,289	1,656,642	2659.6%
Operating Expenses
Cost of revenue	40,907	27,009	13,898	51.5%
Research and development expense	2,182,243	3,705,388	(1,523,145)	(41.1%)
Sales and marketing expense	280,143	218,463	61,680	28.2%
General and administrative expense	5,441,493	3,204,544	2,236,949	69.8%
Total operating expenses	7,944,786	7,155,404	789,382	11.0%
Loss from operations	(6,225,855)	(7,093,115)	867,260	12.2%
Interest expense, net	(336,201)	(538,994)	202,793	37.6%
Other income	1,448	(9,570)	11,018	115.1%
Change in fair value of warrants	247,321	—	247,321	N/A
Loss on extinguishment of debt	(207,713)	—	(207,713)	N/A
Net loss and comprehensive loss	$(6,521,000)	$(7,641,679)	$1,120,679	14.7%

Revenue and Cost of Revenue

Neonorm Calf and Foal

Our revenue of $105,989 and $62,289 and related cost of revenue of $40,907 and $27,009 for the six months ended June 30, 2017 and 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer recognizing revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. We experienced a significant increase in unit sales in the six months ended June 30, 2017 compared to the same period in 2016 resulting in the increase in revenue. The increase in cost of revenue was consistent with the increase in sales. We continue to increase our efforts to promote sales growth.

Botanical extract

We began selling botanical extract to a distributor for use exclusively in China beginning in December 2016. The revenue from these sales, which totaled $30,000 in the six months ended June 30, 2017, is recognized upon shipment to the distributor as no return rights are provided to this distributor. We had no cost of product revenue associated with the botanical extract as we wrote off the full value of the botanical extract to expense in 2014 due to uncertainty of future use and ability to sell to a customer.

Collaboration revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We are granting to Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs. The $2,548,689 total of the upfront payment and expense reimbursement is recognized as collaboration revenue ratably over the estimated development period of one year resulting in $1,096,900 in collaboration revenue in the six months ended

June 30, 2017.  We included $486,042 of the additional expense reimbursements in the six months ended June 30, 2017 as collaboration revenue.

Research and Development Expense

The following table presents the components of research and development expense for the six months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2017	2016	Variance	Variance %
R&D:
Personnel and related benefits	$888,077	$1,426,021	$(537,944)	(37.7%)
Materials expense and tree planting	63,531	45,977	17,554	38.2%
Travel, other expenses	123,010	223,328	(100,318)	(44.9%)
Clinical and contract manufacturing	436,210	1,323,338	(887,128)	(67.0%)
Stock-based compensation	123,972	62,617	61,355	98.0%
Other	547,443	624,107	(76,664)	(12.3%)
Total	$2,182,243	$3,705,388	$(1,523,145)	(41.1%)

Our research and development expense decreased $1,523,145 from $3,705,388 in the six months ended June 30, 2016 to $2,182,243 for the same period in 2017.  Personnel and related benefits decreased $537,944 from $1,426,021 in the six months ended June 30, 2016 to $888,077 in the same period in 2017 due to $509,620 employee leasing chargebacks to Napo for services rendered in Q1 2017 net of a decrease of $28,324 due to changes in headcount personnel and related salaries year over year.  Travel expenses decreased $100,317 from $223,328 in the six months ended June 30, 2016 to $123,010 in the same period in 2017 consistent with the decrease in clinical activity.  Significant clinical trial work has decreased and contract manufacturing work was completed in Q1 2016 resulting in a reduction of expense of $887,128 from $1,323,338 in the six months ended June 30, 2016 to $436,210 in the same period in 2017. Clinical expenses decreased $461,686 from $994,014 in the six months ended June 30, 2016 to $532,328 in the same period in 2017, and contract manufacturing expense decreased $425,442 due to the completion of the manufacturing setup in Italy in the first quarter of 2016 and due to some contract adjustments that arose in Q2 2017.  Stock-based compensation increased $61,355 from $62,617 in the six months ended June 30, 2016 to $123,972 in the same period in 2017 primarily due to an increase in the number of outstanding option grants year over year. Other expenses, consisting primarily of consulting and formulation expenses, decreased $76,664 from $624,107 in the six months ended June 30, 2016 to $547,443 in the same period in 2017.  Consulting expenses decreased $53,338 from $387,185 in the six months ended June 30, 2016 to $333,847 in the same period in 2017 consistent with the decrease in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls (“CMC”) activities.  Formulation expenses increased $17,369 from $133,500 in the six months ended June 30, 2016 to $116,131 for the same period in 2017 due to an decrease in work needed for clinical operations. We plan to increase our research and development expense as we continue developing our drug candidates.

We increased support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in our spend by almost 40% from $45,977 in the six months ended June 30, 2016 to $63,531 in the same period in 2017.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the six months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2017	2016	Variance	Variance %
S&M:
Personnel and related benefits	$130,436	$89,579	$40,857	45.6%
Stock-based compensation	15,369	8,681	6,688	77.0%
Direct Marketing Fees	59,208	56,926	2,282	4.0%
Other	75,130	63,277	11,853	18.7%
Total	$280,143	$218,463	$61,680	28.2%

Our sales and marketing expense increased $61,680 from $218,463 in the six months ended June 30, 2016 to $280,143 in the same period in 2017.  Personnel and related benefits increased $40,857 from $89,579 in the three months ended June 30, 2016 to $130,436 in the same period in 2017 due primarily to an increase in headcount from no employees for more than half of the first six months of 2016 to three employees in the first six months of 2017, net of $42,355 employee leasing chargebacks to Napo for services rendered in the six months ended June 30, 2017.  Stock based compensation expense increased $6,688 from $8,681 in the six months ended June 30, 2016 to $15,369 in the same period in 2017 due to headcount increases. Direct marketing and sales expense increased $2,282 from $56,926 in the six months ended June 30, 2016 to $59,208 for the same period in 2017 due to an increase in marketing programs to promote our Neonorm products. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively increased $11,853 from $63,277 in the six months ended June 30, 2016 to $75,130 in the same period in 2017.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the six months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2017	2016	Variance	Variance %
G&A:
Personnel and related benefits	$786,163	$1,268,680	$(482,517)	(38.0)%
Accounting fees	336,651	168,613	168,038	99.7%
Third-party consulting fees and Napo service fees	1,007,779	153,786	853,993	555.3%
Legal fees	2,004,492	383,523	1,620,969	422.7%
Travel	105,669	181,004	(75,335)	(41.6)%
Stock-based compensation	304,829	157,766	147,063	93.2%
Rent and lease expense	156,999	212,973	(55,974)	(26.3)%
Public company expenses	335,546	186,317	149,229	80.1%
Other	403,365	491,882	(88,517)	(18.0)%
Total	$5,441,493	$3,204,544	$2,236,949	69.8%

Our general and administrative expenses increased $2,236,949 from $3,204,544 in the six months ended June 30, 2016 to $5,441,493 for the same period in 2017 due primarily to $2,450,919 in merger related expenses incurred in the six months ended June 30, 2017, including $858,103 in consulting services for a fairness opinion, $1,306,791 in estimated legal fees and $136,529 in estimated audit fees, and $135,000 in estimated printer and filing fees.  Personnel and related benefits decreased $482,517 from $1,268,680 in the six months ended June 30, 2016 to $786,163 in the same period in 2017.  We reduced headcount significantly from eleven in the six months ended June 30, 2016 to seven in the same period in 2017, which resulted in a $376,657 decrease in expense.  In addition, we charged back Napo $105,860 in employee leasing chargebacks for services rendered in the six months ended June 30, 2017.  Stock-based compensation increased $147,063 from $157,766 in the six months ended June 30, 2016 to $304,829 in the same period in 2017 due primarily to expense associated with new grants to existing employees. Our public company expenses decreased

$149,229 from $186,317 in the six months ended June 30, 2016 to $335,546 in the same period in 2017.  In addition to the $136,529 of audit related merger fees discussed above, our annual and other audit fees increased by another $31,509 resulting in an aggregate $168,038 increase in accounting fees from $168,613 in the six months ended June 30, 2016 to $336,651 in the same period in 2017. In addition to the $1,306,791 of legal related merger fees, our general corporate and public securities legal fees increased an additional $314,178 resulting in an aggregate increase of $1,620,969 in legal fees from $383,523 in the six months ended June 30, 2016 to $2,004,492 in the same period in 2017.  In addition to the $858,103 in merger related consulting fees, our non-merger related consulting expenses actually decreased by $4,110 resulting in aggregate increase of $853,993 from $153,786 in the six months ended June 30, 2016 to $1,007,779 in the same period in 2017. Rent expense decreased $55,974 from $212,973 in the six months ended June 30, 2016 to $156,999 in the same period in 2017 due primarily to $63,983 in employee leasing chargebacks to Napo for space used in connection with our employees providing services to Napo in the six months ended June 30, 2017, offset in part by three months of company apartment rent (monthly rent began April of 2016) of approximately $4,000 per month in the six months ended June 30, 2017.  Other expenses, including insurance costs, office and facilities expenses decreased $88,517 from $491,882 in the six months ended June 30, 2016 to $403,365 in the same period in 2017 primarily due to a reduction of $92,875 in recruiting fees.  We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Comparison of the three months ended June 30, 2017 and 2016

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2017 and 2016 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	Variance	Variance %

Revenue	$61,445	$24,143	$37,302	154.5%
Collaboration revenue	835,076	—	835,076	0.0%
Total revenue	896,521	24,143	872,378	3613.4%
Operating Expenses
Cost of revenue	24,762	8,641	16,121	186.6%
Research and development expense	926,791	1,953,647	(1,026,856)	(52.6%)
Sales and marketing expense	157,231	54,050	103,181	190.9%
General and administrative expense	2,137,990	1,416,159	721,831	51.0%
Total operating expenses	3,246,774	3,432,497	(185,723)	(5.4%)
Loss from operations	(2,350,253)	(3,408,354)	1,058,101	31.0%
Interest expense, net	(156,129)	(254,758)	98,629	38.7%
Other income	—	5,637	(5,637)	(100.0%)
Change in fair value of warrants	700,740	—	700,740	0.0%
Net loss and comprehensive loss	$(1,805,642)	$(3,657,475)	$1,851,833	50.6%

Revenue and Cost of Revenue

Neonorm Calf and Foal

Our revenue of $61,445 and $24,143 and related cost of revenue of $24,762 and $8,641 for the three months ended June 30, 2017 and 2016 reflects sell-through of our Neonorm Calf and Neonorm Foal products to our distributors. We defer recognizing revenue and cost of revenue until products are sold by the distributor to the distributor’s end customers and recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. We experienced a significant increase in unit sales in the six months ended June 30, 2017 compared to the same period in 2016 resulting in the increase in revenue. The increase in cost of revenue was consistent with the increase in sales. We continue to increase our efforts to promote sales growth.

Botanical extract

We began selling botanical extract to a distributor for use exclusively in China beginning in December 2016. Revenue from these sales is recognized upon shipment to the distributor as no return rights are provided to this distributor. There was no revenue in the three months ended June 30, 2017 and 2016.  We do not have cost of product revenue associated with the botanical extract sales as we wrote off the full value of the botanical extract to expense in 2014 due to uncertainty of future use and ability to sell to a customer.

Collaboration revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We are granting to Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs. The $2,548,689 total of the upfront payment and expense reimbursement is recognized as collaboration revenue ratably over the estimated development period of one year resulting in $637,200 in collaboration revenue in the three months ended June 30, 2017.  We included $197,876 of the additional expense reimbursements in the three months ended June 30, 2017 as collaboration revenue.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	Variance	Variance %
R&D:
Personnel and related benefits	$427,458	$763,921	$(336,463)	(44.0%)
Materials expense and tree planting	25,430	14,178	11,252	79.4%
Travel, other expenses	50,440	115,147	(64,707)	(56.2%)
Clinical and contract manufacturing	140,706	620,134	(479,428)	(77.3%)
Stock-based compensation	58,173	37,284	20,889	56.0%
Other	224,584	402,983	(178,399)	(44.3%)
Total	$926,791	$1,953,647	$(1,026,856)	(52.6%)

Our research and development expense decreased $1,026,856 from $1,953,647 in the three months ended June 30, 2016 to $926,791 for the same period in 2017.  Personnel and related benefits decreased $336,463 from $1,426,021 in the three months ended June 30, 2016 to $888,077 in the same period in 2017 due to $231,747 employee leasing chargebacks to Napo for services rendered in Q2 2017 net of a decrease of $104,716 due to changes in headcount personnel and related salaries year over year.  Travel expenses decreased $64,707 from $115,147 in the three months ended June 30, 2016 to $50,440 in the same period in 2017 consistent with the decrease in clinical activity.  Significant clinical trial work has decreased and contract manufacturing work was completed in Q1 2016 resulting in a reduction of expense of $479,428 from $620,134 in the three months ended June 30, 2016 to $140,706 in the same period in 2017. Clinical expenses decreased $383,310 from $620,134 in the three months ended June 30, 2016 to $236,824 in the same period in 2017, and contract manufacturing expense decreased $96,118 due to the completion of the manufacturing setup in Italy in the first quarter of 2016 and due to some contract adjustments that arose in Q2 2017.  Stock-based compensation increased $20,889 from $37,284 in the three months ended June 30, 2016 to $58,173 in the same period in 2017 primarily due to an increase in the number of outstanding option grants year over year. Other expenses, consisting primarily of consulting and formulation expenses, decreased $178,399 from $402,983 in the three months ended June 30, 2016 to $224,584 in the same period in 2017.  Consulting expenses decreased $90,797 from $213,633 in the three months ended June 30, 2016 to $122,836 in the same period in 2017 consistent with the decrease in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls (“CMC”) activities.  Formulation expenses increased $80,835 from $133,500 in the three months ended June 30, 2016 to $52,665 for the same period in 2017 due to an decrease in work needed for clinical operations. We plan to increase our research and development expense as we continue developing our drug candidates.

We increased support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in our spend by almost 80% from $11,252 in the three months ended June 30, 2016 to $25,430 in the same period in 2017.  We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the three months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	Variance	Variance %
S&M:
Personnel and related benefits	$65,546	$543	$65,003	11971.1%
Stock-based compensation	7,711	—	7,711	N/A
Direct Marketing Fees	29,332	19,621	9,711	49.5%
Other	54,642	33,886	20,756	61.3%
Total	$157,231	$54,050	$103,181	190.9%

Our sales and marketing expense increased $103,181 from $54,050 in the three months ended June 30, 2016 to $157,231 in the same period in 2017.  Personnel and related benefits increased $65,003 from $543 in the three months ended June 30, 2016 to $130,436 in the same period in 2017 due primarily to an increase in headcount from no employees in the three months ended June 30, 2016 to three employees in the same period in 2017, net of $22,588 employee leasing chargebacks to Napo for services rendered in the three months ended June 30, 2017.  Stock based compensation expense increased $7,711 from $0 in the three months ended June 30, 2016 to $7,711 in the same period in 2017 due to the headcount increase. Direct marketing and sales expense increased $9,711 from $19,621 in the three months ended June 30, 2016 to $29,332 for the same period in 2017 due to an increase in marketing programs to promote our Neonorm products. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively increased $20,756 from $33,886 in the three months ended June 30, 2016 to $54,642 in the same period in 2017.  We plan to expand sales and marketing spend to promote our Neonorm products.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended June 30, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2017	2016	Variance	Variance %
G&A:
Personnel and related benefits	$404,051	$583,525	$(179,474)	(30.8%)
Accounting fees	159,473	47,115	112,358	238.5%
Third-party consulting fees and Napo service fees	63,518	31,755	31,763	100.0%
Legal fees	803,277	196,919	606,358	307.9%
Travel	38,288	76,225	(37,937)	(49.8%)
Stock-based compensation	150,250	88,238	62,012	70.3%
Rent and lease expense	78,012	111,803	(33,792)	(30.2%)
Public company expenses	256,122	88,659	167,462	188.9%
Other	184,999	191,920	(6,921)	(3.6%)
Total	$2,137,990	$1,416,159	$721,831	51.0%

Our general and administrative expenses increased $721,831 from $1,416,159 in the three months ended June 30, 2016 to $2,137,900 for the same period in 2017 due primarily to $795,423 in merger related expenses incurred in the three months ended June 30, 2017, including $543,894 in estimated legal fees and $116,529 in estimated audit fees, and $135,000 in estimated printer and filing fees.  Personnel and related benefits decreased $179,474 from $583,525 in the three months ended June 30, 2016 to $404,051 in the same period in 2017.  We reduced headcount significantly from nine in the three months ended June 30, 2016 to seven in the same period in 2017, which resulted in a $133,652 decrease in expense.  In addition, we charged back Napo $45,822 in employee leasing chargebacks for services rendered in the three months ended June 30, 2017.  Stock-based compensation increased $62,012 from $88,238 in the three months ended June 30, 2016 to $150,250 in the same period in 2017 due primarily to expense associated with new grants to existing employees. Our public company expenses decreased $167,462 from $88,659 in the three months ended June 30, 2016 to $256,122 in the same period in 2017.  In addition to the $116,529 of audit related merger fees discussed above, our annual and other audit fees increased by only another $4,171 resulting in an aggregate $112,358 increase in accounting fees from $47,115 in the three months ended June 30, 2016 to $159,473 in the same period in 2017. In addition to the $543,894 of legal related merger fees, our general corporate and public securities legal fees increased an additional $62,464 resulting in an aggregate increase of $606,358 in legal fees from $196,919 in the three months ended June 30, 2016 to $803,277 in the same period in 2017.  Our non-merger related consulting expenses increased by $31,763 from $31,755 in the three months ended June 30, 2016 to $63,518 in the same period in 2017. Rent expense decreased $33,792 from $111,803 in the three months ended June 30, 2016 to $78,012 in the same period in 2017 due primarily to $32,117 in employee leasing chargebacks to Napo for space used in connection with our employees providing services to Napo in the three months ended June 30, 2017. Other expenses, including insurance costs, office and facilities expenses decreased $6,921 from $191,920 in the three months ended June 30, 2016 to $184,999 in the same period in 2017.  We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Liquidity and Capital Resources

Sources of Liquidity

We had an accumulated deficit of $47.0 million as a result of incurring net losses since our inception as we have not generated significant revenue through the current fiscal year. Our net loss and comprehensive loss was $801,000 for the period from inception to December 31, 2013, $8.6 million for the year ended December 31, 2014, $16.3 million for the year ended December 31, 2015, $14.7 million for the year ended December 31, 2016, and $6.5 million for the six months ended June 30, 2017. We expect to continue to incur additional losses through the end of fiscal year 2017 and in future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $2,760,848 as of June 30, 2017. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  In 2015, we received net proceeds of $5.9 million from the issuance of long-term debt. We entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. Under the loan agreement we are required to maintain $4.5 million of the proceeds in cash, which amount may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon interest payment of $560,000 on August 1, 2018. This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. Our proceeds are net of a $134,433 debt discount under the terms of the agreement.

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

•                  On June 28, 2017, we closed a private investment in public entities with a member of our board of directors.  We received gross proceeds of $50,000 in exchange for 100,000 shares of our common stock.

•                  On June 29, 2017, we issued a secured convertible promisorry note to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000.  Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full.  All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note.  All principal and interest on the debt is due in full on August 2, 2018.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of our pipeline in the near term.  We do not believe our current capital is sufficient to fund our operating plan through June 2018. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements.

Cash Flows for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table shows a summary of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016

Total cash used in operations	$(1,466,211)	$(8,303,055)
Total cash provided by investing activities	511,293	1,757,437
Total cash provided by financing activities	2,764,787	2,723,131
	$1,809,869	$(3,822,487)

Cash Used in Operating Activities

During the six months ended June 30, 2017, cash used in operating activities of $1,466,211 resulted from our net loss of $6.5 million, offset by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $181,000, stock-based compensation of $444,000, reduction in the fair value of warrants of $247,000, loss on extinguishment of debt of $208,000, depreciation expense of $30,000, net of changes in operating assets and liabilities of $4.4 million.

During the six months ended June 30, 2016, cash used in operating activities of $8,303,055 resulted from our net loss of $7.6 million, offset by non-cash accretion of debt discounts and debt issuance costs of $269,000, stock-based compensation of $229,000, depreciation expense of $17,000, net of changes in operating assets and liabilities of $1.2 million.

Cash Provided by Investing Activities

During the six months ended June 30, 2017, cash provided by investing activities of $511,293 consisted of $511,000 of a release of restricted cash that resulted from a reduction in our long-term debt.

During the six months ended June 30, 2016, cash provided by investing activities of $1,757,437 primarily consisted of $1.9 million of a release of restricted cash that resulted from principal payments on our long-term debt, net of $98,000 in purchases of property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities of $2,764,787 primarily consisted of $2.0 million in net proceeds received in the CSPA, $47,000 in net proceeds received in a PIPE financing, $1.7 million received in the issuance of convertible debt, offset by $992,000 in principal payments on our long-term debt.

During the six months ended June 30, 2016, cash provided by financing activities of $2,723,131 primarily consisted $4.1 million in net cash received in our secondary public offering, net of commissions and certain offering expenses, and $448,732 in net cash received in the initial sale under the Common Stock Purchase Agreement, net of fees and certain offering expenses, offset by $1.9 million in principal payments on our long-term debt.

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

2014 Convertible Notes

On June 2, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $300,000 to two accredited investors, including a convertible promissory note for $200,000 to a board member to which Series A preferred stock was sold. These notes accrued interest at 3% per annum and automatically were to mature on June 1, 2015. We had unpaid accrued interest of $8,507, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three and six months ended June 30, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 53,571 shares common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed because the effective conversion price on issuance of the notes was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $75,000 as a discount to notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

On July 16, 2014, pursuant to a convertible note purchase agreement, we issued a convertible promissory note in the principal amount of $150,000 to an accredited investor. This note accrued interest at 3% per annum and automatically was to mature on June 1, 2015. We had unpaid accrued interest of $3,711, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest was incurred for the three and six months ended June 30, 2017 and 2016.  Upon the closing of the IPO, the outstanding principal amount automatically converted into 26,785 shares of common stock at $5.60, as amended in March 2015. Upon issuance, we analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method and recorded a BCF of $37,500 as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

In connection with the Transfer Agreement (Note 6), we issued fully vested and immediately exercisable warrants to the Manufacturer to purchase 16,666 shares of common stock at 90% of the IPO price, amended to $6.30 in March 2015, for a period of five years. The fair value of the warrants, $37,840, was recorded as research and development expense and additional paid-in capital in June 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $4.83, exercise price of $4.35, term of five years, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.64%.

On December 23, 2014, pursuant to a convertible note purchase agreement, we issued convertible promissory notes in the aggregate principal amount of $650,000 to three accredited investors, including a convertible promissory note for $250,000 to the same board member to which the June 2, 2014 $200,000 convertible promissory note was issued and to which Series A preferred stock was sold. These notes accrued interest at 12% per annum and became payable within thirty days following the IPO.  We had unpaid accrued interest of is $30,132, which is included in accrued liabilities in the balance sheet. All interest was to be paid in cash upon maturity. No interest expense was accrued for the three and six months ended June 30, 2017 and 2016.  Upon consummation of our IPO, the noteholders converted the notes into 116,070 shares of common stock at a conversion price equal to 80% of the IPO price, amended to $5.60 in March 2015. In connection with these notes, we also issued the lenders a fully vested warrant to purchase shares of the Company’s common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015. These warrants entitle the noteholders to purchase 58,035 shares of common stock. The fair value of the warrants, $147,943, was recorded as a debt discount and liability at December 23, 2014. Our fully amortized the discount by the end of May 2015 when the notes were converted to equity. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $4.59, exercise price of $4.15, term of three years expiring December 2017, volatility of 49%, dividend yield of 0%, and risk-free interest rate of 1.10%. Based on the circumstances, the value derived using the Black-Scholes-Merton model approximated that which would be obtained using a lattice model. The debt discount was amortized as interest expense over the one hundred ninety days from issuance of the notes through their first maturity date of July 31, 2015, beginning in January 2015. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of $502,057 was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of May 2015 when the notes were converted to equity.

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

The remaining outstanding 2015 convertible note of $150,000 is payable to an investor at an effective simple interest rate of 12% per annum, and was due in full on July 31, 2016. On July 28, 2016, We entered into an amendment to delay the repayment of the principal and related interest under the terms of the remaining note from July 31, 2016 to October 31, 2016.

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

•                  Extinguishment of debt

On January 31, 2017, we entered into an amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, our board of directors granted the lender a warrant to purchase 370,916 shares of our common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in our treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. We calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in other expense in our statements of operations and comprehensive loss in the six months ended June 30, 2017.

The $150,000 note is included in notes payable in current liabilities on our balance sheet. We had unpaid accrued interest of $42,855 and $33,929, which is included in accrued liabilities on our balance sheet as of June 30, 2017 and December 31, 2016, respectively, and incurred interest expense of $4,488 in the three months ended June 30, 2017 and 2016, and $8,926 and $8,975 in the six months ended June 30, 2017 and 2016 which is included in interest expense in the statement of operations and comprehensive loss.

In March 2015, we entered into a non-binding letter of intent with an investor. In connection therewith, the investor paid us $1.0 million. At March 31, 2015, we had recorded this amount as a loan advance on the balance sheet. In April 2015, the investor purchased $1.0 million of convertible promissory notes from us, the terms of which provided that such notes were to be converted into shares of our common stock upon the closing of an IPO at a conversion price of $5.60 per share. In connection with the purchase of the notes, we issued the investor a warrant to purchase 89,285 shares at $5.60 per share, which expires December 31, 2017. The notes accrued simple interest of 12% per annum and, upon consummation of our IPO in May 2015, converted into 178,571 shares of our common stock. We analyzed the beneficial nature of the conversion terms and determined that a BCF existed because the effective conversion price was less than the fair value at the time of the issuance. We calculated the value of the BCF using the intrinsic method. A BCF of for the full face value was recorded as a discount to the notes payable and to additional paid-in capital. The full amount of the BCF was amortized to interest expense by the end of June 2015.  While the note was converted to equity, we have not yet remitted the related accrued interest of $17,753, which is included in accrued liabilities in our balance sheet.  No interest expense was accrued in the three months ended June 30, 2017 and 2016.

2017 Convertible Notes

On June 29, 2017, we issued a secured convertible promisorry note (“Note”) to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000.  Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full.  All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note.  All principal and interest on the debt is due in full on August 2, 2018.  We accrued interest of $472 at June 30, 2017 which is included in accrued expenses on our balance sheet and in interest expense in our statement of operations and comprehensive loss.  We also recorded $1,346 in interest expense in our statement of operations and comprehensive loss for the accretion of the debt discount.  The lender has the right to convert all or any portion of the outstanding balance into our common stock at $1.00 per share.

The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor’s option commencing on the earlier of six months after the purchase price date, June 29, 2017, or the effective date of the registration statement which is expected to be before December 2017. ASC 470-10-45-9 and 45-10 provide that debt that is due on demand or will be due on demand within one year from the balance sheet date should be classified as a current liability, even though the liability may not be expected to be paid within that period or the liability has scheduled repayment dates that extend beyond one year but nevertheless is callable by the creditor within one year. As such, despite the fact that the Note is due in full on August 2, 2018, the full amount of the Note balance has been classified as a current liability in the balance sheet.

The Note provides for two separate features that result in a derivative liability:

1.              Repayment of mandatory default amount upon an event of default — upon the occurrence of any event of default, the lendor may accelerate the Note resulting in the outstanding balance becoming immediately due and payable in cash; and

2.              Automatic increase in the interest rate on and during an event of default — during an event of default, the interest rate will increase to the lesser of 17% per annum or the maximum rate permitted under applicable law.

We computed fair values of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the balance sheet.

The balance of the note payable of $1,627,346, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, plus the accretion of the debt discount and debt issuance costs of $1,346 in June of 2017, is included in notes payable in current liabilities on the balance sheet.

As of June 30, 2017 and December 31, 2016, the aggregate convertible notes payable obligations were as follows:

	June 30,	December 31,
	2017	2016
Notes payable	$2,285,000	$150,000
Unamortized note discount and debt issuance costs	(507,654)	—
Net debt obligation	$1,777,346	$150,000

Interest payable on the convertible notes at June 30, 2017 and December 31, 2016 was $103,446 and $94,048, respectively and are included in accrued expenses on the balance sheet.

Interest expense on the convertible notes for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Nominal interest	$4,960	$4,487	$9,398	$8,975
Amortization of debt discount	1,346	—	1,346	—
	$6,306	$4,487	$10,744	$8,975

Notes Payable—Bridge Loans

On October 30, 2014, we entered into a standby bridge financing agreement with two lenders, which was amended and restated on December 3, 2014, which provided a loan commitment in the aggregate principal amount of $1.0 million (the “Bridge”). Proceeds were net of a $100,000 debt discount under the terms of the Bridge and net of $104,000 of debt issuance costs. This debt discount and debt issuance costs were recorded as interest expense using the effective interest method, over the six month term of the Bridge. The Bridge became payable upon the IPO. The Bridge was repaid in May 2015, including interest thereon in an amount of $1,321,600. In connection with the Bridge, the lenders were granted warrants to purchase 178,569 shares of our common stock determined by dividing $1.0 million by the exercise price of 80% of the IPO price, amended to $5.60 in March 2015. The fair value of the warrants, $505,348, was originally recorded as a debt discount and liability at December 3, 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $5.01, exercise price of $5.23, term of five years expiring December 2019, volatility of 63%, dividend yield of 0%, and risk-free interest rate of 1.61%. Based on the circumstances, the value derived using the Black-Scholes-Merton model approximated that which would be obtained using a lattice model. The debt discount was recorded as interest expense over the six month term of the Bridge. We fully extinguished the debt and accrued interest in May 2015.

Standby Line of Credit

                In August 2014, we entered into a standby line of credit with an accredited investor for up to $1.0 million pursuant to a Line of Credit and Loan Agreement dated August 26, 2014. In connection with the entry into the standby line of credit, we issued the lender a fully vested warrant to purchase 33,333 shares of common stock at an exercise price equal to 80% of the IPO price, amended to $5.60 in March 2015, which expires in August 2016. The fair value of the warrants, $114,300, was recorded as interest expense and additional paid-in capital in August 2014. The warrants were originally valued using the Black-Scholes-Merton model with the following assumptions: stock price of $8.00, exercise price of $6.40, term of two years, volatility of 52%, dividend yield of 0%, and risk-free interest rate of 0.52%. The line of credit expired on March 31, 2015 and there were no drawdowns under the facility. The warrants expired in August 2016.

Long term Debt

In August 2015, we entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement requires us to maintain $4.5 million of the proceeds in cash, which may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon payment of $560,000 on August 1, 2018. This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. Proceeds were net of a $134,433 debt discount under the terms of the loan agreement. This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement. Under the agreement, we are entitled to prepay principal and accrued interest upon five days prior notice to the lender. In the event of prepayment, we are obligated to pay a prepayment charge. If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as we are required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b) after such time as we are no longer required to maintain a minimum cash balance, 3% of the amount being prepaid. If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

On April 21, 2016, the loan and security was amended upon which we repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest only payments for the period from May through August 2016.

As of June 30, 2017 and December 31, 2016, the net long-term debt obligation was as follows:

	June 30,	December 31,
	2017	2016
Debt and unpaid accrued end-of-term payment	$2,993,473	$3,894,320
Unamortized note discount	(20,854)	(42,493)
Unamortized debt issuance costs	(64,997)	(114,626)
Net debt obligation	$2,907,622	$3,737,201

Current portion of long-term debt	$2,071,646	$1,919,675
Long-term debt, net of discount	835,976	1,817,526
Total	$2,907,622	$3,737,201

Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2017 - July through December	$1,041,040
2018	1,479,246
Total future principal payments	2,520,286
2018 end-of-term payment	560,000
3,080,286
Less: unaccreted end-of-term payment at June 30, 2017	(86,813)
Debt and unpaid accrued end-of-term payment	$2,993,473

The debt obligation includes an end-of-term payment of $560,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

Interest expense on the long-term debt for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Nominal interest	$67,273	$112,374	$146,134	$261,000
Accretion of debt discount	9,961	16,640	21,639	35,051
Accretion of end-of-term payment	41,505	69,331	90,160	146,027
Accretion of debt issuance costs	31,085	51,924	67,524	87,940
	$149,824	$250,269	$325,457	$530,018

At the IPO, outstanding warrants to purchase convertible preferred stock were all converted to warrants to purchase common stock.

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability on our balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included on our balance sheet, and the $43,200 increase is included in our statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series A warrants and placement agent warrants were revalued on March 31, 2017 at $1,252,620 which is included on our balance sheet, and the $453,419 increase is included in our statements of operations and comprehensive loss. The stock price was $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.  The series A warrants and placement agent warrants were revalued again on June 30, 2017 at $551,880, which is included on our balance sheet, which reflects a reduction of $700,740 from the March 31, 2017 valuation of $1,252,620 and a decrease of $247,321 decrease from the $799,201 December 31, 2016 valuation.  The changes are included in our statements of operations and comprehensive loss. The $551,880 valuation at June 30, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.00, the strike price was $0.75 per share, the expected life was 5.16 years, the volatility was 78.33% and the risk free rate was 1.95%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants.

Warrant activity is summarized as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	370,916	5,253,337
Warrants cancelled	—	(33,333)
Ending balance	6,339,792	5,968,876

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

Revenue Recognition

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements “ and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method “, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

We recognize revenue under its licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Our revenue related to the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk.  Under the agreement, the Company is reimbursed for associated out-of-pocket costs and for certain employee costs.  The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which the Company is reimbursed are reflected as research and development costs.

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

Product Revenue

Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Until we develop sufficient sales history and pipeline visibility, revenue and costs of distributor sales will be deferred until products are sold by the distributor to the distributor’s customers. Revenue recognition depends on notification either directly from the distributor that product has been sold to the distributor’s customer, when we have access to the data. Deferred revenue on shipments to distributors reflect the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Our sales to distributors are invoiced and included in accounts receivable and deferred revenue upon shipment. Inventory is relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $61,445 and $24,143 for the three months ended June 30, 2017 and 2016, and $105,989 and $62,289 for the six months ended June 30, 2017 and 2016.

Sales of Botanical Extract are recognized as revenue when delivered to the customer.  We had Botanical Extract revenues of $0 and $0 in the three months ended June 30, 2017 and 2016, and $30,000 and $0 in the six months ended June 30, 2017 and 2016.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia (“Licensed Product”), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We granted Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity.  The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $835,076 and $1,582,942 in collaboration revenue in the three and six months ended June 30, 2017 which are included in our statements of operations and comprehensive loss. The difference of $1,451,789 is included in deferred collaboration revenue in our balance sheet.

In addition to the upfront payments, Elanco reimburses us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred.  We had $197,876 of unreimbursed expenses as of June 30, 2017, which is included in Other Receivables on our balance sheet. We included the $197,876 and $486,042 in collaboration revenue in the three and six months ended June 30, 2017 which are included in our statements of operations and comprehensive loss.

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

Classification of Securities

We apply the principles of ASC 480-10 “Distinguishing Liabilities From Equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity” to determine whether financial instruments such as warrants, contingently issuable shares and shares subject to repurchase should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black-Scholes-Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.  ASU 2016-06 clarifies that an entity will only need to consider the four-step decision sequence, as provided by the amended ASC 815-15-25-42, to assess whether the economic characteristics and risks of embedded put or call options are clearly related to those of their hosts. ASU 2016-16 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016; accordingly, we adopted this guidance during 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2017, pursuant to a share purchase agreement, we issued 100,000 shares of our common stock to an existing investor for gross proceeds of $50,000.  The issuance of the securities is deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The investor is acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends will be affixed to the securities issued in this transaction. The investor is an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Other than as provided above and the shares of our common stock sold pursuant to the CSPA, as disclosed on our Form 8-K filed with the SEC on June 9, 2016, there were no unregistered sales of equity securities during the period.

Item 6. Exhibits

Exhibit Number	Description
4.1++

Secured Convertible Promissory Note, dated June 29, 2017, by and between Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.) and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 4.1 to the Current Report on Form 8-K filed on July 3, 2017).

10.1++

Amendment, Waiver & Consent, dated June 27, 2017, by and among Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.), Nantucket Investments Limited, and Napo Pharmaceuticals, Inc. (incorporated by reference to Ex. 10.83 of the Company’s Registration Statement on Form S-4 (Registration No. 333-217364) filed on July 5, 2017)

10.2++

Securities Purchase Agreement, dated June 29, 2017, by and between Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.) and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.1 to the Current Report on Form 8-K filed on July 3, 2017)

10.3++

Subordination Agreement and Right to Purchase Debt, dated June 29, 2017, by and between Chicago Venture Partners, L.P., Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.) and Hercules Capital, Inc. (incorporated by reference to Ex. 10.2 to the Current Report on Form 8-K filed on July 3, 2017).

10.4++

Security Agreement, dated June 29, 2017, by and between Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.) and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.3 to the Current Report on Form 8-K filed on July 3, 2017).

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

Date: August 9, 2017
JAGUAR HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer