Form 10-K
period 2017-12-31
Jaguar Health, Inc.
filed 2018-04-09
CIK 1585608

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

              As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $6,574,176 based upon the closing sales price of the registrant's common stock on The NASDAQ Global Market on such date.

              The number of shares of the registrant's Common Stock outstanding as of April 9, 2018 was 168,316,084, consisting of 125,698,191 shares of voting common stock and 42,617,893 shares of non-voting common stock. The company also had 5,524,926 shares of convertible preferred stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the proxy statement for the registrant's 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2017 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

        Jaguar Health, our logo, Canalevia and Neonorm are our trademarks that are used in this Form 10-K. This Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-K appear without the ©, ® or ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ITEM 1.    BUSINESS

BUSINESS

Overview

        We are a commercial stage natural-products pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. ("Napo"), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (crofelemer) product is approved by the U.S. Food and Drug Administration ("FDA") for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In the field of animal health, we are focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses.

        Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013. Napo formed Jaguar to develop and commercialize animal health products. Effective as of December 31, 2013, Jaguar was a wholly-owned subsidiary of Napo, and, until May 13, 2015, Jaguar was a majority-owned subsidiary of Napo. On July 31, 2017, the merger of Jaguar Animal Health, Inc. and Napo became effective, at which point Jaguar Animal Health's name changed to Jaguar Health, Inc. and Napo began operating as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of, and development of follow-on indications for, Mytesi.

        With the merger effective, we believe that our newly combined company is poised to realize a number of synergistic, value adding benefits—and an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer, upon which to build global partnerships. As previously announced, Jaguar, through Napo, now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and crofelemer manufacturing is being conducted at a new, multimillion-dollar commercial manufacturing facility that has been FDA-inspected and approved. Additionally, several of the drug product candidates in Jaguar's Mytesi pipeline are backed by strong Phase 2 evidence from completed Phase 2 trials.

        Mytesi is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Mytesi is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea; orphan-drug indications for infants and children with congenital diarrheal disorders and short bowel syndrome (SBS); supportive care for inflammatory bowel disease (IBD); irritable bowel syndrome (IBS); and as a second-generation anti-secretory agent for use in cholera patients. Mytesi has received orphan-drug designation for SBS.

        Napo launched Mytesi in early 2017 with one full-time-equivalent Mytesi sales representative focused on targeting high-decile prescribing HIV doctors. Napo significantly expanded its internal national salesforce for Mytesi in Q4, 2017 through the hire in key U.S. markets of six additional full-time sales representatives experienced in the sale of drugs to HIV physicians and gastroenterologists. Today our sales force of ten highly trained sales representatives, a regional sales director, and our national sales manager are now fully on board and trained on Mytesi. Seven of these sales representatives are former long-term employees of the HIV portfolio business of drugmaker Bristol-Myers Squibb, while the remainder of the team possess extensive experience in drug sales to both HIV healthcare providers and gastroenterologists. With support provided by concomitant marketing, promotional activities, patient empowerment programs and medical education initiatives described below, we expect a proportional response in the number of patients treated with Mytesi.

        The goal of Napo's internal sales team is to deliver a frequent and consistent selling message to targeted, high-volume prescribers of antiretroviral therapies (ART) and to gastroenterologists who see large numbers of HIV patients. In December 2017 we released the results of a survey of 350 people living with HIV and AIDS regarding the topic of "Talking to Your Doctor About Symptoms". The survey results show that diarrhea remains prevalent in those living with HIV/AIDS, as 27 percent of respondents living with HIV/AIDS reported that they currently have diarrhea, while 56 percent reported that they have had diarrhea in the past. Additonally, the results of a recent Napo-sponsored survey of 271 U.S. board certified gastroenterologists indicate that the number one GI complaint for people living with HIV/AIDS is diarrhea, and 93 percent of U.S. gastroenterologists see patients with HIV/AIDS in their practice.

        Key to the success of our sales representatives in growing Mytesi is differentiating and targeting the right doctors—those HIV specialists who are high prescribers of ART medications and those gastrointestinal doctors who see large populations of people living with HIV/AIDS. The target list of prescribers for our sales reps includes a pool of 3,500 high volume ART prescribing HIV specialists, and the 1,500 gastroenterologists who see the largest number of people living with HIV/AIDs, and we've strategically placed our sales force in the US geographies with the highest potential, including Miami/South Florida, Los Angeles/Palm Springs, New York, Houston, Chicago/St. Louis, Indianapolis, Kansas City, Alabama, Atlanta, San Francisco, DC, Pennsylvania, New Jersey, Delaware, Maryland, Mississippi and Louisiana.

        As we announced on January 22, 2018, preliminary sales of Mytesi for the period of August 1, 2017 through December 31, 2017—the period following the close of the merger—were approximately $1.40 million, and, as we announced March 2, 2018, we anticipate that Mytesi gross sales for the period of January 1, 2017 through March 31, 2018 will total approximately $3.2 million. Jaguar estimates the potential U.S. market for Mytesi to be approximately $100 million in gross annual sales.

        From September 1, 2017 through November 30, 2017, there was an increase of 86% in new Mytesi prescribers among gastroenterologists and 8% in HIV specialists, coincident with the deployment of our direct sales force. According to data provided by IQVIA, the number of Mytesi prescriptions written by physicians increased an average of 9.5% each month over the prior month during the August 1, 2017 through December 31, 2017 period. Additionally, patient redemptions of our Mytesi Copay Savings Card increased an average of 7% each month over the prior month during the same period.

        As announced January 22, 2018, Napo recently completed the training of 29 health care practitioners (HCPs) and ten patient advocates to serve as members of the Napo Speakers Bureau. Medical education presentations led by participating HCPs—a group that includes HIV/AIDS specialists, infectious disease specialists, gastroenterologists, colorectal surgeons, and nurse practitioners—will focus on the prevalence and pathophysiology of gastrointestinal consequences of HIV infection and on the latest treatment options for HIV-related diarrhea. Presentations given by patient advocate members will provide information to people living with HIV (PLWH) about the prevalence of diarrhea in PLWH and offer guidance about talking to HCPs regarding diarrhea-related concerns.

        As part of Napo's medical and patient education program, the Mytesi direct sales force are planning more than 1,400 live and virtual educational events for 2018. Live events will largely take place in the following key geographies covered by the Mytesi sales team: Miami/South Florida, Los Angeles/Palm Springs, New York, Houston, Chicago/St. Louis, Indianapolis, Kansas City, Alabama, Atlanta, San Francisco, DC, Pennsylvania, New Jersey, Delaware, Maryland, Mississippi and Louisiana.

        As we announced March 2, 2018, Napo has signed an agreement with pharmacy services provider Transition Patient Services (TPS) to help streamline and expand nationwide patient access to Mytesi. Headquartered in Trevose, Pennsylvania, TPS is a direct-to-patient hub-service pharmacy licensed in all 50 states and dedicated to simplifying medication access, increasing patient engagement, reducing prescription abandonment, and enhancing patient outcomes through confirmed medication acquisition and improved adherence. Under the terms of the aqgreement, TPS will operate a nationwide pilot program for Mytesi, expected to begin in March 2018. The core benefits of the program, named Mytesi Direct™, include streamlining prescription fulfillment for Mytesi in order to ensure that Mytesi users receive their prescription quickly, coordinating with other Napo programs—such as the Mytesi Copay Savings Card and the NapoCares™ Patient Assistance Program—to help ensure that patient out-of-pocket expenses for Mytesi are as low as possible, and improving Mytesi refill adherence through the transmission of renewal reminders to patients. We expect the Mytesi Direct™ program to significantly reduce barriers to Mytesi access, acquisition and adherence in a highly patient-friendly and prescriber-friendly manner—helping us expand the number of patients able to benefit from the novel, first-in-class anti-secretory mechanism of action of Mytesi.

        New crofelemer (Mytesi) data from a supplemental analysis of the ADVENT trial was featured in a poster presentation at the 9th International Aids Society (IAS) Conference on HIV Science held in July 2017 in Paris, France. The presentation was titled Long-Term Crofelemer Use Gives Clinically Relevant Reductions in HIV-Related Diarrhea. IAS features the latest HIV science, including basic, clinical and prevention research, and brings together a broad cross section of HIV professionals from around the world with a focus on implementation—moving scientific advances into practice. The results indicate that more than 50% of the patients treated had complete resolution of their diarrhea; and 83% had at least a 50% reduction in diarrhea. Entry criteria required at least 7 watery stools in a week, and the average was 20 (with some patients having as high at 67 stools in a week).

        In October 2017, Napo launched a national campaign—called "Keep your pants on... Unless you don't want to"—to highlight the need to recognize and treat diarrhea in people living with HIV/AIDS (PLWHA). The campaign (keep-your-pants-on.com), which launched initially to the 10,000 participants in the AIDS Walk Los Angeles event on October 15, 2017, is designed to raise awareness and to engage PLWHA in a fun and light way to discuss a topic that can be embarrassing. The campaign integrates live third-party events, including the Greater Palm Springs Pride event taking place in November 2017, with social media on the web, Twitter, and Facebook. Campaign participants are encouraged to use the hashtag #KeepYourPantsOn when posting photos and videos to social media. Napo is also running "Keep Your Pants On" digital ads on more than 25 HIV and LGBT media outlets around the U.S.

        Additionally in Q4 2017, Napo launched a print and digital advertising campaign titled "Enough is Enough" to target PLWHA who are tired of planning their lives around diarrhea as well as HIV physicians and gastroenterologists. The campaign is centered around national HIV magazines, local HIV publications, and publications targeting physicians.

        In October 2017, Napo established a scientific advisory board for each potential follow-on indication currently planned for Mytesi. Napo has developed relationships with more than 30 physicians, pharmacists and patient advocates around the world who are recognized specialists and key opinion leaders in the planned Mytesi follow-on indications, and is conducting outreach efforts to discuss the possibility of membership in Napo's new scientific advisory boards with these individuals. As announced on October 19, 2017, Dr. Lee Schwartzberg, MD, FACP, a nationally-recognized medical oncologist and hematologist, has joined Napo's scientific advisory board for cancer therapy-related diarrhea (CTD).

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

        Napo's HIV Scientific Advisory Board will focus primarily on physician education, and community and global awareness regarding the importance and availability of solutions for neglected comorbidities, such as the first-in-class anti-secretory mechanism of action of Mytesi for its currently approved indication.

        Napo is pursuing AIDS Drug Assistance Program (ADAP) formulary listing in states where Mytesi is not currently on ADAP formulary. This includes key states such as New York, Florida, California, Texas, and Georgia. The ADAP program provides Mytesi free of charge to patients who qualify and copay support for some patients who have insurance coverage.

        Mytesi is currently reimbursed by Medicaid in all 50 states. It is also currently covered on 100% of the top 10 commercial insurance plan national forumlaries, representing more than 245 million U.S. lives. Additionally, Napo operates a co-pay coupon program, which helps ensure that the majority of participating patients do not have a Mytesi co-pay greater than $25. Information about the NapoCares Patient Assistance Program, which assists patients with benefit verification, prior authorization, and claims appeals, can be found at mytesi.com/mytesi-savings.html.

        According to the World Health Organization, there are nearly 1.7 billion cases of diarrheal disease globally every year. Although not all types of diarrhea are secretory in nature, we view the current, initial approval of Mytesi as the opening of the door to an important pipeline—demonstrating approval by the

FDA of the Chemistry, Manufacturing and Controls ("CMC") for this natural product, as well as acknowledgement by the FDA of the safety of the product for chronic use for the approved indication.

        Two investigator-initiated trials of Mytesi are underway in breast cancer patients suffering from CTD, one funded by Genetech—Roche with Herceptin (enrolling patients), and one funded by Puma with neratinib (eurolling patients).

        According to data appearing in "Treatment Guidelines for CID" (chemotherapy-induced diarrhea) in the April 2004 issue of Gastroenterology and Endoscopy News, diarrhea is the most common adverse event reported in chemotherapy patients. Approved third-party supportive care products for chemotherapy-induced nausea and vomiting (CINV) include Sustol, Aloxi, Akynzeo and Sancuso. According to Transparency Market Research, sales of therapeutics for the prevention of CINV approximated $620 million in 2013, and sales of such therapeutics are expected to reach $1 billion in 2020.

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

        As we announced on January 22, 2018, Napo has accepted a request for support submitted by Dr. Mohamad Miqdady, Chief of Pediatric Gastroenterology, Hepatology and Nutrition at Sheikh Khalifa Medical City (SKMC) in Abu Dhabi, for an investigator-initiated trial of crofelemer, the active pharmaceutical ingredient in Mytesi, for congenital diarrheal disorders (CDDs) in children.

        CDDs are a group of rare, chronic intestinal channel diseases, occurring exclusively in early infancy, that are characterized by severe, lifelong diarrhea and a lifelong need for nutritional intake either parenterally or with a feeding tube. CDDs are related to specific genetic defects inherited as autosomal recessive traits. The incidence of CDDs is prevalent in regions where consanguineous marriages (related by blood) is part of the culture. CDDs are directly associated with serious secondary conditions including dehydration, metabolic acidosis, and failure to thrive, prompting the need for immediate therapy to prevent death and limit lifelong disability.

        SKMC is the Abu Dhabi public health system's flagship institution and the largest hospital in the United Arab Emirates (UAE), consisting of a 586-bed tertiary hospital, 14 outpatient specialty clinics, and the Abu Dhabi Blood Bank, all of which are accredited by Joint Commission International, the oldest and largest healthcare standards-setting and accrediting body in the United States. Dr. Miqdady is American Board certified in Pediatric Gastroenterology, Hepatology and Nutrition, and he is a member of Napo's Scientific Advisory Board.

        Napo intends to submit documentation in the first half of 2018 to the FDA for the planned formulation of crofelemer appropriate for feeding tube administration to support this investigation.

        As announced on June 5, 2017, Napo has received orphan drug designation from the FDA for short bowel syndrome (SBS). The Orphan Drug Act provides for granting special status to a drug or biological product to treat a rare disease or condition upon request of a sponsor. Orphan designation qualifies the sponsor of the drug for various development incentives, including extended exclusivity, tax credits for qualified clinical testing, and relief of filing fees.

        Jaguar's and Napo's portfolio development strategy involves meeting with Key Opinion Leaders (KOLs) to identify indications that are potentially high-value because they address important medical needs that are significantly or globally unmet, obtain input on protocol practicality and protocol generation, and then strategically sequencing indication development priorities, second-generation product pipeline development, and partnering goals on a global basis, as well as identifying possible opportunities for a Special Protocol Assessment (SPA) from the FDA. When granted, SPA provides that, upon request, FDA will evaluate within 45 days certain protocols to assess whether they are adequate to meet scientific and regulatory requirements identified by the sponsor. In 2007, under the SPA process, Napo obtained agreement with the FDA for the design of the pivotal study protocol for the currently approved indication of crofelemer (Mytesi) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. The 2007 SPA agreement was an important milestone for Napo, allowing Napo to address and mitigate regulatory uncertainty prior to the completion of its final Phase 3 trial of crofelemer for its currently approved indication.

        According to a 2017 report from Research and Markets, the combined global market for prescription and OTC gastrointestinal agents is expected to reach $21 billion by 2025.

        Our management team has significant experience in gastrointestinal product development for both humans and animals. Napo was founded 28 years ago to perform drug discovery and development by leveraging the knowledge of traditional healers working in rainforest areas. Ten members of the Jaguar and Napo team have been together for more than 15 years. Dr. Steven King, our executive vice president of sustainable supply, ethnobotanical research and intellectual property, and Lisa Conte, our founder, president and CEO, have worked together for more than 28 years. Together, these dedicated personnel successfully transformed crofelemer, which is extracted from trees growing in the rainforest, to Mytesi, which is a natural, sustainably harvested, FDA-approved drug.

        There are significant barriers to entry for Mytesi (crofelemer). Through Napo, we hold an extensive global patent portfolio. At the present time we hold 132 issued worldwide patents, with coverage in many cases that extends until 2031. These issued patents cover multiple indications including HIV-AIDS diarrhea, IBS, IBD, manufacturing, enteric protection from gastric juices, among others. We also have 85 pending patent applications worldwide in the human and animal health areas that are being prosecuted.

        Mytesi is the first oral drug approved by the FDA under botanical guidance, which provides another barrier to entry from potential generic competition. The FDA requires that the manufacturer of crofelemer use a validated proprietary bioassay to release the drug substance and drug product of Mytesi. While most generic products are fashioned to meet chemical release specifications that are in the public domain, the specifics of this assay are not publicly available. In addition, Mytesi is not systemically absorbed, so the classic approach of creating a generic drug by matching pharmakinetic blood levels is not possible. A generic player would have to conduct costly and risky clinical trials.

        The active ingredient in Mytesi is the basis for our eleven different animal health products across eight different species, all of which work by the same mechanism of action, which is highly conserved across all mammals. While Jaguar's commercial and development efforts have evolved to focus primarily on Mytesi and human pipeline indications since its merger with Napo, the Company is continuing animal health initiatives related to Canalevia, its drug product candidate for treatment of various types of diarrhea in dogs, and Equilevia, its non-prescription, personalized, premium product for total gut health in equine athletes.

        As previously announced, Jaguar has received MUMS (Minor Use and Minor Species) designation status from the FDA for Canalevia for the indication of chemotherapy-induced diarrhea (CID) in dogs. Jaguar has completed clinical and manufacturing activity for Canalevia for this indication. MUMS designation is modeled on the orphan-drug designation for human drug development and offers possible financial incentives to encourage MUMS drug development, such as the availability of grants to help with the cost of developing the MUMS drug. Additionally, as announced March 8, 2018, the FDA's Center for Veterinary Medicine (CVM) has indicated that Jaguar's Reasonable Expectation of Effectiveness (RxE) technical section is complete towards conditional approval of Canalevia (crofelemer delayed-release tablets) for treatment of CID in dogs, based on CVM's review of the results of Jaguar's completed pilot study (CANA-001) of Canalevia for this indication. Jaguar has now completed two of the four required technical sections of the Company's application for conditional approval of Canalevia for CID in dogs.

        As announced in December 2017, Jaguar has entered into a collaboration agreement with Seed Mena Businessmen Services LLC (SEED) for Equilevia. Based in Dubai in the UAE, SEED is affiliated with Seed Group, a diversified group of companies under the umbrella of The Private Office of His Royal Highness Sheikh Saeed Bin Ahmed Al Maktoum establishing strategic partnerships with multinational companies from around the globe in an aim to leverage Seed Group's network to support potential business expansion in the MENA (Middle East and North Africa) region. The UAE has become a global leader in horse racing, equine endurance competitions, and other equine athletic activities. Gut health is of critical importance in competitive horses, as conditions such as ulcers can meaningfully impair equine athlete performance, and colic can lead to the death of an otherwise healthy horse in a matter of hours. According to a third-party study titled Results of a large-scale necroscopic study of equine colonic ulcers, published in the Journal of Equine Veterinary Science in 2005, as many as 55% of performance horses have both colonic and gastric ulcers, and 97% of performance horses have either a gastric (87%) or a colonic (63%) ulcer.

        Net sales in 2017 for Jaguar's non-prescription Neonorm Foal and Neonorm Calf products totaled approximately $422,000. Collaboration revenue totaled approximately $2.9M. Jaguar continues to maintain a relationship with the Company's dairy market distributor in addition to selling Neonorm directly to end users though neonorm.com.

        We will consider additional animal formulations and additional animal product expenditures from time to time as part of portfolio planning and prioritization in the context of the combined company.

        Crofelemer is extracted from the Croton lechleri tree, which we sustainably harvest and manage through programs that we have been developing over the past 28 years. This process has involved working with communities to plant trees, obtaining permits for export, and creating a supply network that is robust and reliable.

        We continue to have working relationships with partners that began in the 1990s. Additionally, through the establishment of a nonprofit called the Healing Forest Conservancy (HFC), our team has created a long-term mechanism for benefit sharing that recognizes the intellectual contribution of indigenous populations. This program is intended to contribute to the continued strength and effectiveness of the valued and strategically important relationships we have carefully cultivated over the past 28 years.

Product Pipeline

  Human Health

        In addition to our Mytesi (crofelemer) product that is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, we are also developing a pipeline of prescription drug product candidates to address unmet needs in gastrointestinal health through Napo. Mytesi (crofelemer) is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Clinical trials demonstrated that nearly 80 percent of Mytesi users experienced an improvement in their diarrhea over a four-week period. At week 20 of the pivotal trial, over half the patients had no watery stools, or a 100% decrease, and 83% had at least a 50% decrease in watery stools. Initiation on a new antiretroviral therapy has been shown to causes diarrhea 15% of the time. Our Mytesi pipeline currently includes prescription drug product candidates for four follow-on indications, several of which are backed by strong Phase 2 evidence from completed Phase 2 trials. In addition, a second-generation proprietary anti-secretory agent is in development for cholera.

 Napo Prescription Drug Product Candidates

Product Candidates	Indication	Completed Milestones	Current Phase of Development	Anticipated Near-Term Milestones
Mytesi	Cancer therapy-related diarrhea (CTD)	• Two investigator-initiated clinical trials funded by Genentech, Roche & Puma	Phase 2	• Protocol development with KOLs for discussions with FDA

Mytesi	Supportive care for IBD	• Safety • Multiple Phase 2 studies completed in various secretory diarrheas (not IBD)	Phase 2	• Protocol development for discussions with FDA

Formulation of crofelemer	Rare disease indications (SBS & CDD)	• Phase 1 study • Orphan designation for SBS	Phase 2	• Formulation/IIT, Abu Dhabi • Pursue orphan-drug status for CDD

Formulation of crofelemer	Irritable Bowel Syndrome—diarrhea predominant (IBS-D)	• Phase 1 study • Two Phase 2 studies completed	Phase 2	• Protocol development with KOLs for discussions with FDA • Publication of supplemental analysis of Phase 2 data

SB-300	Second-generation anti-secretory agent for multiple indications including cholera	• Animal and human studies in secretory diarrheas; successful cholera trial design for anti-secretory mechanism of action with crofelemer	Pre IND	• CMC development for SB-300 • Pre-clinical and Phase 1 in 2018*

*
Clinical trials are funding dependent

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

Market	Number of Competitors for Mytesi's Approved/ Anticipated Labelled Indication	Market Size/Potential
HIV-D	0	We estimate the U.S. market revenue potential for Mytesi to be approximately $100 million in gross annual sales
CTD	0	An estimated 650,000 U.S. cancer patients receive chemotherapy in an outpatient oncology clinic.(1) Comparable supportive care (i.e. CINV) product sales of ~$620 million in 2013, which is projected to reach $1.0 billion by 2020(2)
IBD	0	Estimated 1,171,000 Americans have IBD(3)
IBS-D	3	Most IBS products have estimated revenue potential of greater than $1.0 billion(4)
CDD/SBS-Orphan	0	Financial benefits of Orphan Designation
Cholera (hydration maintenance) PRV (SB-300)	0	Priority review vouchers have recently sold for $125 million to $350 million(5)

(1)
Centers for Disease Control and Prevention. Preventing Infections in Cancer Patients: Information for Health Care Providers (cdc.gov/cancer/preventinfections/providers.htm)

(2)
Heron Therapeutics, Inc. Form 10-K for the fiscal year ended December 31, 2016

(3)
Kappelman, M. et al. Recent Trends in the Prevalence of Crohn's Disease and Ulcerative Colitis in a Commercially Insured US Population. Dig Dis Sci. 2013 Feb; 58(2): 519-525

(4)
Merrill Lynch forecasts peak US sales of roughly $1.5 bn for Ironwood's Linzess (http://247wallst.com/healthcare-business/2015/04/27/key-analyst-sees-nearly-30-upside-in-ironwood); Rodman & Renshaw estimate peak annual sales of Synergy Pharmaceuticals' Trulance at $2.3 bn in 2021 (Source: https://www.benzinga.com/analyst-ratings/analyst-color/17/03/9224181/analyst-synergy-pharma-could-achieve-sustainable-profita)

(5)
In Aug. 2015, AbbVie Inc. bought a priority review voucher from United Therapeutics Corp for $350 million (http://www.reuters.com/article/us-abbvie-priorityreview/abbvie-buys-special-review-voucher-for-350-million-idUSKCN0QO1LQ20150819). In Feb. 2017 Sarpeta Therapeutics sold a priority review voucher to Gilead Sciences, Inc. for $125 million (http://fortune.com/2017/02/21/sarepta-gilead-review-voucher/).

        The following diagram illustrates the mechanism of action of our human and animal gastrointestinal drug products and drug product candidates, which normalize chloride and water flow and transit time of fluids within the intestinal lumen.

  Animal Health

        In the animal health space, we focus on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses.

        Our pipeline currently includes prescription drug product candidates and non-prescription products targeting eight species. Neonorm Foal is an antidiarrheal product for newborn horses, which we launched in the United States in early 2016. Neonorm Calf is an antidiarrheal product for preweaned dairy calves, which we launched in the United States at the end of 2014. We are also developing a pipeline of prescription drug product candidates and non-prescription (non-drug) products to address unmet needs in animal health.

        Neonorm is a standardized botanical extract derived from the Croton lechleri tree. The reception among users of Neonorm Calf and Neonorm Foal has been positive. In June 2017 we launched neonorm.com, a commercial website for both Neonorm products. As we announced on June 14, 2017, the Organic Materials Review Institute ("OMRI") has reviewed Neonorm Calf and determined that it is allowed for use in compliance with the U.S. Department of Agriculture National Organic Program. OMRI is an international nonprofit organization that determines which input products are allowed for use in organic production and processing.

Jaguar Animal Prescription Drug Product Candidates

Product Candidates	Species	Indication	Recent Developments	Anticipated Near-Term Milestones
Canalevia	Dogs	Chemotherapy-induced diarrhea (CID)	• Completed safety study with commercial formulation in June 2015 • RXE and environmental impact technical sections accepted by CVM • Received MUMS designation	• Commercial launch in 2019

	Dogs	Exercise-induced diarrhea (EID)	• Completed safety study with commercial formulation in June 2015 • FDA indicated that use of Canalevia for this indication qualifies as a "minor use"	• Commercial launch in 2019

Business Strategy

        Our goal is to become a leading human and animal pharmaceuticals company with first-in-class, sustainably derived products that address significant unmet gastrointestinal medical needs globally. To accomplish this goal, we plan to:

Expand Mytesi by leveraging our significant gastrointestinal knowledge, experience and intellectual property portfolio

        Mytesi is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Our Mytesi (crofelemer) product is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Jaguar, through Napo, controls commercial rights for Mytesi for all indications, territories and patient populations globally. Mytesi is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea; orphan-drug indications for infants and children with congenital diarrheal disorders and short bowel syndrome (SBS); supportive care for inflammatory bowel disease (IBD); irritable bowel syndrome (IBS); and as a second-generation anti-secretory agent for use in cholera patients.

        Our management team collectively has more than 100 years of experience in the development of gastrointestinal prescription drug and non-prescription products. This experience covers all aspects of product development, including discovery, preclinical and clinical development, GMP manufacturing, and regulatory strategy. Key members of this team successfully developed Mytesi.

Establish and expand commercial capabilities in Mytesi sales and marketing efforts

        As announced on August 7, 2017, we appointed Pete Riojas, a 29-year pharmaceutical industry veteran, to lead Mytesi sales nationally. We also significantly expanded our internal national salesforce for Mytesi through the hire in key U.S. markets of ten sales representatives experienced in the sale of drugs to HIV physicians and gastroenterologists and a regional sales director. Our new sales representatives are based in and cover Miami/South Florida, Los Angeles/Palm Springs, New York, Houston, Chicago/St. Louis, Indianapolis, Kansas City, Alabama, Atlanta, San Francisco, DC, Pennsylvania, New Jersey, Delaware, Maryland, Mississippi and Louisiana. Seven of these sales representatives are former long-term employees of the HIV portfolio business of drugmaker Bristol-Myers Squibb, while the remainder of the team possess extensive experience in drug sales to both HIV healthcare providers and gastroenterologists.

        With the goal of continuing to drive Mytesi sales and awareness nationwide, our plans for 2018 include plans to increase to a total of 20 sales representatives plus an additional regional sales manager, the initiation of new and extensive sales and marketing programs, advertising and promotional activities, direct-to-patient hub-service activities, the expected publication of supplemental data, and an increased focus on patient empowerment and educational programs for the important and neglected comorbidity of diarrhea in people living with HIV. Additionally, as stated above, we expect Napo's recently signed agreement with pharmacy services provider TPS to help streamline and expand nationwide patient access to Mytesi. The core benefits of the program, named Mytesi Direct™, include streamlining prescription fulfillment for Mytesi in order to ensure that Mytesi users receive their prescription quickly, coordinating with other Napo programs—such as the Mytesi Copay Savings Card and the NapoCares™ Patient Assistance Program—to help ensure that patient out-of-pocket expenses for Mytesi are as low as possible, and improving Mytesi refill adherence through the transmission of renewal reminders to patients.

Leverage our relationships with key opinion leaders regarding development of human and animal follow-on indications

        To date, more than 30 key opinion leaders (KOLs) who are recognized specialists in HIV patient care, CTD, IBD, IBS, cholera, SBS, CDD and equine gut health, are participating in our KOL advisory program in some manner.

Strategically sequence the development of follow-on indications of Mytesi and seek geographically-focused licensing opportunities

        Although it is possible that we may enter into corporate partnering relationships related to Mytesi, our intention would be to retain all commercialization and promotional rights in the U.S., so that we do not become primarily a royalty-collecting organization, and we are opposed to entering into any Mytesi partnering relationship that would require splitting indications. We are seeking to put limited geographically-focused partnerships in place in the near term, while also considering possibilities for a worldwide partnership with a leading global entity (excluding the US commercial rights) in the field of gastrointestinal care and cancer in the long term.

Strategically plan our portfolio in the animal health space

        Portfolio planning for the animal health space is of utmost importance to us, given the wide array of potential species-specific products and because we do not want animal-related research and development activities to divert significant financial resources while we are focusing on growing Mytesi sales and seeking to move our company towards profitability. Additional formulations and additional animal product expenditures will be considered from time to time as part of portfolio planning and prioritization in the context of the combined company. Canalevia is our lead veterinary prescription drug product candidate, intended for treatment of various forms of diarrhea in dogs. Our next expected veterinary product commercial launch will be for Equilevia, a personalized premium proprietary total gut health product for equine athletes, which will be non-prescription.

Reduce risks relating to product development

        Risk reduction is a key focus of our product development planning. Mytesi is approved for chronic indication, providing us the ability to leverage this corresponding safety data when seeking approval for planned follow-on indications. Crofelemer manufacturing is being conducted at a new, multimillion-dollar commercial manufacturing facility that has been FDA-inspected and approved. In an effort to reduce risk further, we have implemented the following approach: First, we meet with key opinion leaders, typically at medical conferences—as we did in 2017 at Digestive Disease Week for IBS and IBD, the American Society of Clinical Oncology annual meeting, and the Multinational Association of Supportive Care and Congress. Next, we confirm unmet medical needs with these key opinion leaders, and discuss the practicality of patient enrollment and trial implementation. We then generate protocols to discuss with the FDA, seeking, when possible, special protocol assessments. Our goal, by the time we start devoting significant funds to a clinical trial, is to have derisked the program as much as we believe we possibly can. We believe this approach will lead to better long-term outcomes for our products in development.

        With the Merger effective, we believe that our newly combined company is poised to realize a number of synergistic, value adding benefits—and an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti secretory agent, as well as a pipeline of important animal indications for crofelemer, upon which to build global partnerships.

        In May 2016, the New Drug Application ("NDA") and commercial rights for human applications of crofelemer (Mytesi) previously licensed to Salix Pharmaceuticals, Inc. ("Salix") were transferred to Napo. The active pharmaceutical ingredient ("API") in Mytesi is crofelemer, our proprietary, patented gastrointestinal anti-secretory agent sustainably harvested from the rainforest.

        Diarrhea is a common adverse event seen with chemotherapy agents typically used in breast and colon cancers, and in particular in the more recently introduced therapeutic classes of epidermal growth factor receptor ("EGFR") monoclonal antibodies and tyrosine kinase inhibitors ("TKI") often used for chronic management of cancer. The increased need for and use of these agents has made diarrhea one of the most disabling issues for cancer patients.

        We will seek partnerships outside the United States for the above indications, while focusing on development, and commercial access in the United States directly. We are also focused on investigating SB-300 for various gastrointestinal indications. SB-300 is a distinct and proprietary Jaguar pharmaceutical formulation of a standardized botanical extract, also sustainably derived from the Croton lechleri tree.

        We believe SB-300, which has the same mechanism of action as crofelemer and is less costly to produce, may support efforts to receive a priority review voucher from the U.S. FDA for a cholera indication. Priority review vouchers are granted by the FDA to drug developers as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Additionally, we believe SB-300 represents a long-term pipeline opportunity as a second-generation anti-secretory agent, on a global basis, for multiple gastro-intestinal diseases—especially in resource-constrained countries where cost of goods is a factor, in part, because requirements often exist in such regions for drug prices to decrease annually.

        Our human and animal portfolio development strategy is based on identifying indications that are potentially high-value because they address important medical needs that are significantly or globally unmet, and then strategically sequencing indication development priorities, second-generation product pipeline development, and partnering goals on a global basis.

        Our technology for proprietary gastrointestinal disease products is central to the product pipelines of both veterinary and human indications. Crofelemer is also the API in Canalevia, our lead prescription drug product candidate, intended for the treatment of various forms of diarrhea in dogs. We expect our first veterinary prescription product launch will be Canalevia for chemotherapy-induced diarrhea, an interesting commercial synergy with the pursuit of follow-on indications for Mytesi supported by the merger.

Mytesi Clinical Data

        Mytesi has been clinically demonstrated to have:

  •
  Minimal absorption, with plasma concentrations below the level of detection

  •
  No clinically relevant drug-drug interactions

  •
  No effect on viral load or CD4 counts

  •
  Adverse events comparable to those with placebo

        The efficacy of Mytesi 125-mg delayed-release tablets twice daily was evaluated in a randomized, double-blind, 24-week, multicenter study (the ADVENT trial) comprised of a placebo-controlled (1 month) treatment period and a placebo-free (5 month) treatment period. The study enrolled HIV-positive patients on stable ART with a history of diarrhea for 1 month or more. In the Mytesi 125mg bid group, more than twice as many patients (18% vs. 8% on placebo, p<0.01) achieved the highly rigorous endpoint defined as reduction to ≤2 watery stools per week for 2 out of the 4 weeks in the placebo-controlled period (the average baseline in the ADVENT population was 20 watery stools per week).

        In a supplemental analysis of the ADVENT study population, 78% of patients in the Mytesi 125mg BID group experienced a decrease in watery stools at week 4. Among these patients that experienced a decrease, 61% had at least a 50% decrease in watery stools. At week 20, 89% of patients in the Mytesi BID group experienced a decrease in watery stools. Among these patients that experienced a decrease, 83% had at least a 50% decrease in watery stools, and over half of patients had no watery stools at all (100% decrease).

Human Products in Development

Cancer Therapy-Related Diarrhea (CTD)

CTD is a common problem with a relevant mechanism for crofelemer

National Cancer Institute Criteria for Grading Severity of Diarrhea
	Grade 1	Grade 2	Grade 3	Grade 4
Patients without a colostomy	Increase of <4 stools per day over pretreatment	Increase of 4 to 6 stools per day or nocturnal stools	Increase of ≥7 stools per day or incontinence; need for parenteral support for hydration	Physiologic consequences requiring intensive care; hemodynamic collapse

        Diarrhea is a common adverse event seen with chemotherapy agents in the therapeutic classes of epidermal growth factor receptor ("EGFR") tyrosine kinase inhibitors ("TKI's") and EGFR monoclonal antibodies (for breast, lung, and other malignancies). The increased need for and use of these agents has made diarrhea one of the most disabling issues for cancer patients. Crofelemer offers the potential for an appropriate mechanism of action against this likely secretory diarrhea and has prompted interest among physicians concerned about this diarrheal symptom, stimulating the aforementioned investigator-initiated trials. Diarrhea is also a common adverse event seen with chemotherapy agents used in colorectal and gastric cancers, and chronic maintenance chemotherapy. There are currently no anti-diarrhea agents approved generally for chemotherapy-induced diarrhea.

  Clinical Studies

        A study titled HALT-D: DiarrHeA Prevention and ProphyLaxis with Crofelemer in HER2 Positive Breast Cancer Patients Receiving Trastuzumab, Pertuzumab, and Docetaxel or Paclitaxel with or without Carboplatin is currently enrolling patients in conjunction with Georgetown University. The primary objective of the study is to characterize the incidence and severity of diarrhea in patients receiving investigational therapy in the setting of prophylactic anti-diarrheal management.

        A second study, titled An open label study to characterize the incidence and severity of diarrhea in patients with early stage HER2+ breast cancer treated with adjuvant trastuzumab and neratinib followed by neratinib monotherapy, and intensive anti-diarrhea prophylaxis, is currently enrolling patients in conjunction with the University of California at San Francisco. The study is designed to evaluate crofelemer as a salvage anti-diarrheal therapy used with the investigational breast cancer agent neratinib. The primary objective is to characterize the incidence and severity of diarrhea in patients with early stage breast cancer receiving adjuvant trastuzumab and neratinib followed by 1 year of neratinib monotherapy in the setting of prophylactic anti-diarrheal management. The secondary objectives are to evaluate the activity of crofelemer as a rescue anti-diarrheal medication; to assess neratinib adherence, holds, delays, and early discontinuation throughout the course of study therapy. which includes patients receiving neratinib for >1 year; and to assess overall toxicity including constipation and cardiac toxicity with concomitant neratinib and trastuzumab.

Irritable Bowel Syndrome—Diarrhea Predominant (IBS-D)

        Diarrhea is a common symptom of irritable bowel syndrome (IBS), a frustrating, underdiagnosed and undertreated condition. IBS-D is a subtype characterized mainly by loose or watery stools at least 25 percent of the time. According to the U.S. FDA, studies estimate that IBS affects 10 to 15 percent of adults in the United States.

        Abdominal pain is the key symptom of IBS, and the pain, which is associated with a change in stool frequency or consistency, can be severe. To improve the diagnosis and outcomes for IBS patients and to update clinicians on the latest research, Dr. William Chey, a gastroenterologist and professor of medicine and nutrition sciences at the University of Michigan, along with an international team of collaborators, compiled Rome IV, an updated compendium of diagnostic criteria on functional GI disorders such IBS. Rome IV contains a chapter titled Centrally Mediated Disorders of Gastrointestinal Pain.

        Although new agents for IBS-D have come on the market, there is an unmet medical need for long-term, safe management of the abdominal pain associated with IBS-D. Mytesi has been demonstrated to be safe for chronic use, and two studies provide statistically significant results of crofelemer use for abdominal pain in women.

        The largest group of IBS sufferers are those with the subtype referred to as IBS-M (mixed diarrhea and constipation). IBS-M is also referred to as IBS-A, because the condition often involves frequent alternating between IBS-D and IBS-C (constipation predominant). IBS-M is distressing for patients as well as difficult to diagnose and manage, and is often associated with pain and urgency as well as significant abdominal distension and bloating. No approved drugs currently exist for IBS-M. Leading gastroenterologists have stated that IBS-C drugs may cause diarrhea in an IBS-M patient, and an IBS-D drug may cause significant constipation. We therefore believe an opportunity exists for an IBS-M indication for Mytesi. Resultingly, and due to the demonstrated safety of Mytesi for chronic use and its demonstrated benefit for abdominal pain in women, Napo is considering expanding development efforts to evaluate the IBS-M indication.

  Clinical Study

        Crofelemer has been tested in safety studies and two significant Phase 2 studies for IBS-D as detailed below. We recognize that patients suffering from IBS-D or IBS-M may require a polypharmacetuical approach to their lifetime management of the disease, and are therefore working to develop a low risk study designed to optimize efforts to develop an approved formulation to address these unmet medical needs.

  Completed Studies—IBS-D

        Phase 2a—a randomized double-blind placebo-controlled, dose-ranging (placebo, 125 mg, 250 mg, and 500 mg bid) study over a 12-week treatment period in 246 patients with d-IBS (Rome II criteria), including both males and females, whose average age was 50 years old.

  n=245 subjects
  61 placebo
  62 125 mg crofelemer BID
  59 250 mg crofelemer BID
  62 500 mg crofelemer BID

        IBS symptoms (pain, urgency, stool frequency and consistency, and adequate relief) were self-reported by the patients via an interactive voice response system. Patients needed to exhibit active disease during the two-week baseline period as defined by a mean daily stool frequency greater than or equal to 2/day, pain score greater than or equal to 1 and stool consistency greater than or equal to 3 (5-point Lickert scale for pain and consistency) to be enrolled. Patients received treatment for 12 weeks followed by a two-week treatment free period.

        The protocol-specified primary efficacy measure was daily stool consistency. Statistical analysis of the primary endpoint found no significant differences between placebo and any of the crofelemer dose groups (p ≥ 0.1434) and no significant dose relationship was seen with regard to change from Baseline to Month 3 in stool consistency scores (p = 0.1165) in the ITT population.

        A supplementary analysis of Rome Foundation-defined stool consistency and abdominal pain showed positive results. Responders were subjects who had stool consistency score of ≥ 4 for < 25% of days in a given week and ≥ 30% improvement in abdominal pain scores a given week (i.e., Rome Foundation-defined stool consistency and abdominal pain responders).

        When we look at a supplemental analysis at a reduction in a composite abdominal pain/stool consistency endpoint, the regulatory endpoint in accordance with FDA guidance, we see at the 125 mg dose bid a significant 15% difference with just women patients compared to placebo; and a significant 11% when we include both men and women. The current D-IBS products on the market have a 7-8% reduction (Viberzi and Xifaxan).

        In this analysis, Rome Foundation-defined stool consistency and abdominal pain responders were significantly more likely during the entire 3 months in the 125 mg BID group when compared with placebo (24.2% versus 13.1%, p = 0.0399) and there was a statistical trend in favor of crofelemer 125 mg BID during Months 1 through 2 (27.4% versus 16.4%, p = 0.0640). Similar positive effects of crofelemer 125 mg BID were observed in female subjects (n = 183). When the supplementary analysis was applied to the female patients, crofelemer at a dose of 125 mg BID was superior to placebo at Month 3 (26.1% vs 10.9%, p=0-0337).

  •
  Results: The 125mg bid of crofelemer exhibited a consistent response during each month among most efficacy endpoints in women with d-IBS reaching statistical significance (p<0.05) for pain.

  •
  Crofelemer had little effect on the stool consistency score, though there was a trend toward reduced stool frequency.

  •
  Treatment benefits were not apparent in men, although relatively few men enrolled in the trial (13-16/group).

  •
  As with previous trials of crofelemer, no drug-related serious adverse events were reported. Adverse event rates were similar across all dose groups, although in the two highest doses (250 and 500 mg bid) there were a higher percentage of dropouts. There were no drug-related or dose-related differences in constipation. During the two-week treatment-free follow-up period symptoms approached baseline levels.

        Safety:    Crofelemer at doses of 125, 250 and 500 mg had a safety profile that was generally similar to placebo among men and women with d-IBS.

        Phase 2—A Randomized, double-blind, placebo-controlled study to assess the safety and efficacy of crofelemer for the symptomatic treatment of diarrhea predominant irritable bowel syndrome (d-IBS) in 240 female subjects 18 years or older with active d-IBS according to the Rome II criteria for the diagnosis of d-IBS.

        The study consisted of a 2-week screening period and a 12-week blinded treatment period followed by a 4-week treatment-free follow-up period. During the 12-week treatment period 240 subjects were given 125 mg of crofelemer BID or placebo BID and recorded daily assessments of their IBS symptoms in the interactive voice response system.

        The primary endpoint was the change from baseline for overall percentage of abdominal pain/discomfort free days (PFDs). On a daily basis, respondents recorded the intensity of their abdominal pain/discomfort for that day using the 5-pint Likert scale: 0=none, 1=mild, 2=moderate, 3=intense, 4=severe. Any day that a score of zero (0) was recorded was considered a PFD.

        Stool consistency and abdominal pain endpoints were analyzed using definitions of symptom improvement from a recent FDA guidance on IBS endpoints (March 2010) and recommendations of the Rome Foundation (letter dated 28 June 2010) concerning the IBS endpoints described in this guidance.

        Results:    The overall increase in pain-free days (protocol-specified primary endpoint) for subjects in the crofelemer group was not statistically significant when compared with subjects in the placebo group (p = 0.5107)

        A supplementary analysis of abdominal pain showed positive results. Responders were subjects who had ≥ 30% improvement in abdominal pain scores a given week (i.e., FDA-defined abdominal pain responders; this definition of abdominal pain responders was presented in the March 2010 guidance on IBS endpoints).

        In this analysis, abdominal pain responders were significantly more likely during Months 1 through 2 (58.3% versus 45.0%, p = 0.0303) and during the entire 3 months (54.2% versus 42.5%, p = 0.0371) in the crofelemer group when compared to placebo.

        Safety:    The overall safety profile for crofelemer 125 mg BID for 12 weeks was comparable to that observed with placebo and was consistent with the IBS population under study.

Rare Pediatric Disease Indications: Congenital Diarrheal Disorders and Short Bowel Syndrome (SBS)

        Congenital diarrheal disorders (CDD) are a group of rare, chronic intestinal channel diseases, occurring exclusively in early infancy, that are characterized by severe, lifelong diarrhea and a lifelong need for nutritional intake either parenterally or with a feeding tube. CDDs are related to specific genetic defects inherited as autosomal recessive traits, and the incidence of CDDs is much more prevalent in regions where consanguineous marriage is part of the culture. CDDs are directly associated with serious secondary conditions including dehydration, metabolic acidosis, and failure to thrive, prompting the need for immediate therapy to prevent death and limit lifelong disability.

Orphan Drug: Short Bowel Syndrome (SBS)

        SBS is a complex condition characterized by malabsorption of fluids and nutrients due to congenital deficiencies or surgical resection of small bowel segments. Consequently, patients suffer from symptoms such as debilitating diarrhea, malnutrition, dehydration and imbalances of fluids and salts. This could be due to either a genetic disorder or premature birth. In countries such as the United Arab Emirates and

Saudi Arabia, SBS occurs with much higher incidence. Napo recently visited with medical centers in this region.

  Clinical Study—CDD

        We have completed safety studies of crofelemer in children as young as 3 months of age, and Napo has accepted a request for support submitted by Dr. Mohamad Miqdady, Chief of Pediatric Gastroenterology, Hepatology and Nutrition at Sheikh Khalifa Medical City (SKMC) in Abu Dhabi, for an investigator-initiated trial of crofelemer, the active pharmaceutical ingredient in Mytesi, for CDD in children.

        We have received orphan-drug status for Mytesi (crofelemer) for the SBS indication and are pursuing orphan-drug status for CDD. The mission of the FDA Office of Orphan Products Development is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions.

IBD—Supportive Care:

        Key opinion leaders ("KOLs") identified an unmet need to treat diarrhea in IBD patients, particularly in specific subsets of patients. KOLs felt all IBD patients who undergo ileal pouch-anal anastomosis (IPAA) surgery suffer severe, chronic diarrhea following the procedure. Because this is a highly-motivated patient population with a low placebo-responder risk, we believe a relatively small proof-of-concept trial is the appropriate next step from a development standpoint.

        KOLs felt crofelemer's novel mechanism of action may also prove to be an effective treatment for diarrhea that results from bile acid malabsorption, which has been shown to occur in approximately 30% of patients with IBD.

        Additionally, KOLs felt crofelemer's novel mechanism of action may prove to be an effective treatment for diarrhea experienced by patients receiving IV infusions of Entyvio, a Takeda Pharmaceuticals prescription medicine used in adults with moderate to severe ulcerative colitis or Crohn's disease. Secretory diarrhea occurs when the intestine does not complete absorption of electrolytes and water from luminal contents. This can happen when a nonabsorbable, osmotically active substance is ingested ("osmotic diarrhea") or when electrolyte absorption is impaired ("secretory diarrhea").

        Secretory diarrhea can result from bacterial toxins, luminal secretagogues (such as bile acids or laxatives), reduced absorptive surface area caused by disease or resection, circulating secretagogues (such as various hormones, drugs, and poisons), and medical problems that compromise regulation of intestinal function. These studies in acute diarrhea support the normalizing aspect of the mechanism of action, regardless of the cause of the diarrhea, and are supportive of the supportive care indication under development in IBD patients.

  Clinical Study

  Completed Study—Travelers' Diarrhea

        Phase 2—A study of crofelemer in 184 persons in a double-blind, placebo-controlled study for the symptomatic treatment of acute diarrhea among travelers to Jamaica and Mexico.

        The study was designed to evaluate the effectiveness of crofelemer in the treatment of travelers' diarrhea.

        A total of 184 persons from the United States who acquired diarrhea in Jamaica or Mexico were enrolled in a double-blind, placebo-controlled study examining the effectiveness of three doses of crofelemer in reducing illness. Subjects were treated with 125 mg, 250 mg, or 500 mg crofelemer or a matching placebo four times a day for 2 days. Subjects kept daily diaries of symptoms and were seen each day for 3 days. Of the subjects, 169 (92%) were included in the efficacy analysis.

        The most common etiological agent identified was enterotoxigenic Escherichia coli, found in 19% of subjects. The mean time interval from taking the first dose of medication until passage of the last unformed stool during 48-hour therapy (TLUS48) was 38.7 hours for the placebo group.

  TLUS48 was shortened by crofelemer:
          30.6 h for the 125-mg dose group (p = 0.005);
          30.3 h for the 250-mg group; and
          32.6 h for the 500-mg group (p = 0.01).

        Treatment failures were seen in 29.3% in the placebo group compared with 7.3% (p = 0.01), 4.3 (p = 0.002), and 9.8 (p = 0.026) in the three treatment groups. Crofelemer was well tolerated at all doses.

        The study provided statistically significant results of crofelemer use for shortening the duration of travelers' diarrhea. This antisecretory approach works directly against the pathophysiology of travelers' diarrhea and is not likely to potentiate invasive forms of diarrhea or to produce posttreatment constipation.

Cholera/General Watery Diarrhea

        According to the Centers for Disease Control and Prevention of the U.S. Department of Health & Human Services, Cholera is an acute, diarrheal illness caused by infection of the intestine with the bacterium Vibrio cholerae. An estimated 3-5 million cases and over 100,000 deaths occur each year around the world. The infection is often mild or without symptoms, but can sometimes be severe. Approximately one in 10 (5-10%) of infected persons will have severe disease characterized by profuse watery diarrhea, vomiting, and leg cramps. In these people, rapid loss of body fluids leads to dehydration and shock. Without treatment, death can occur within hours. At this time, for example, the largest cholera outbreak in recorded history is occurring in Yemen.

        We are investigating SB-300 for the indication of cholera/general watery diarrhea. SB-300 is a distinct and proprietary Napo pharmaceutical formulation of a standardized botanical extract, also sustainably derived from the Croton lechleri tree. We believe SB-300 represents a long-term pipeline opportunity as a second-generation anti-secretory agent, on a global basis, for multiple gastro-intestinal diseases. Additionally, we believe SB-300, which has the same mechanism of action as crofelemer and is less costly to produce, may support efforts to receive a priority review voucher from the U.S. FDA for a cholera indication. Priority review vouchers are granted by the FDA to drug developers as an incentive to develop treatments for neglected diseases and rare pediatric diseases. If approved for this indication, SB-300 could serve as long-term pipeline anti-secretory agent for cholera/general watery diarrhea in geographies where cost of goods is a critical factor, for example, in resource-constrained regions and countries in which a requirement exists for drug prices to decrease annually.

  Clinical Study

        We have initiated CMC and have multiple animal and human studies in secretory diarrheas with SB-300. We have also completed a successful trial design for cholera with an anti-secretory mechanism of action, published studies with crofelemer in patients with cholera and other acute severe watery diarrhea disease.

  Completed Studies—Cholera and Severe Acute Dehydrating Watery Diarrhea

        Phase 2 study of crofelemer in the treatment acute, severely dehydrating watery diarrhea with confirmed cholera with the use of an antibiotic (azithromycin) and oral rehydration therapy in 100 adult patients between 18 and 55 in Bangladesh.

        A total of 100 adult patients, from Bangladesh, between the ages of 18 and 55, with acute, severely dehydrating watery diarrhea with confirmed cholera were treated with crofelemer on a background of an antibiotic (azithromycin) and oral rehydration therapy. After a four-hour period of rapid rehydration therapy, patients were randomized 1:2:2 to placebo or 125 mg or 250 mg oral dose of crofelemer. Crofelemer or placebo doses were administered about one hour after the oral administration of azithromycin (1 gm dose). The primary objective was to evaluate the safety and effects of crofelemer on reducing the watery stool output normalized to body weight (mL/kg) in the first 24 hours on the background of azithromycin and rehydration therapy. Crofelemer was well tolerated and there were no drug related adverse events in this study. Both doses of crofelemer produced approximately 25-30% reduction in median watery stool volumes in the 0-6 and 0-12 hour period following initiation of therapy. Crofelemer showed a strong trend in the reduction of watery stool output in the 0-6 hour and 0-12 hour intervals (p=0.07). Upon exclusion of three outlier patients, the crofelemer dose of 125 mg produced a statistically significant reduction in the normalized stool output (p=0.028) and the dose of 250 mg crofelemer showed a strong trend for reduction of watery stool output (p=0.07).

        In another study, the effects of crofelemer were evaluated in patients with acute dehydrating watery diarrhea caused by various bacterial pathogens, such as enterotoxic strains of Escherichia coli (ETEC) and Vibrio cholerae infection. Crofelemer was evaluated in adult Indian patients with acute watery diarrhea of less than 24-hour duration with suspected bacterial infections, without the use of antibiotics. In this study, patients received oral doses of placebo or crofelemer at a dose of 250 mg every 6 hours for 2 days on the background of oral rehydration therapy only. The use of antibiotics was prohibited in this study. A total of 98 patients were randomized into this study (47 in placebo group and 51 in the crofelemer group). Primary endpoints for this study were changes in stool weight, frequency, consistency, duration of diarrhea. Secondary endpoints included the assessment of clinical symptoms scored as total of 7-item GI index. Clinical success was defined as no diarrhea within 48 hours from study start date and treatment failure was defined as no improvement/worsening of symptoms after 24 hours, fever, bloody stools or dehydration.

        Results:    98 patients (51 crofelemer, 47 placebo) were enrolled in the study. 16 patients (4 in the crofelemer group and 12 in the placebo group) used antibiotics and were considered as treatment failures and were excluded from the "per protocol efficacy analysis". Groups were similar in age, weight, vital signs, stool frequency, consistency, dehydration and GI index.

        The crofelemer group had improvement over baseline and compared to placebo at day 3. More specifically, crofelemer showed superior effects in reducing stool weight (61% vs 11%), stool frequency (65% vs 21%), reversion to soft stool (92% vs 49%) and improved the 7-item GI index (70% C vs 33% P), (all p<0.05).

        Crofelemer was well tolerated with no related serious adverse events or concerning changes in lab values. Progression to dehydration and report of fecal incontinence was more common in placebo group (p<0.05).

        Conclusions:    Clinical success (cessation of diarrhea within 48 hours of 1st dose) was achieved in 79% of crofelemer patients compared to 28% placebo patients (p<0.05).

Other Human Product Potential Future Indications

Institutional Diarrhea

        Patients in medical institutions such as hospitals often experience diarrhea following infection with Clostridium difficile, an anaerobic bacillus shed in feces. According to the Centers for Disease Control and Prevention of the U.S. Department of Health & Human Services, any surface, device, or material (e.g., commodes, bathing tubs, and electronic rectal thermometers) that becomes contaminated with feces may serve as a reservoir for the C. difficile spores, which are transferred to patients mainly via the hands of healthcare personnel who have touched a contaminated surface or item. We believe development of an approved formulation of crofelemer for use in C. difficile has the potential to help patients infected with C. difficile leave the hospital sooner, help keep patients infected with C. difficile out of the hospital, and aid in controlling C. difficile contagion in institutional settings, which would also represent a significant economic benefit.

Animal Products in Development

        Since our July 2017 merger with Napo, as previously announced, Jaguar's human portfolio has been, and continues to be, our core focus. However, CID is an interesting model for human product performance and is being pursued as our first prescription indication for animal health under MUMS designation (we are also leveraging our MUMS regulatory package to include exercise induced diarrhea in dogs). We believe there is an important unmet medical need for the treatment of CID in dogs, and that Canalevia is an ideal treatment for this indication because of its demonstrated novel anti-secretory mechanism of action. We are also continuing initiatives related to Equilevia, our non-prescription, personalized, premium product for total gut health in equine athletes, and continuing fulfillment support for both Neonorm Foal and Neonorm Calf.

Competition

Human Health

        There are several significantly larger pharmaceutical companies competing with us in the gastrointestinal segment. These companies include Valeant Pharmaceuticals International, Merck & Co., Inc., and Allergan plc as well as smaller pharmaceutical companies.

        Diarrhea in adult patients living with HIV/AIDs.    We are not aware of any other FDA-approved drugs for the symptomatic relief of diarrhea in HIV/AIDs patients. HIV/AIDs patients also use loperimide and over the counter anti-diarrheal remedies such as Mylanta or Kaopectate to treat their diarrhea, but these medicines affect motility and can result in rebound diarrhea.

        Diarrhea predominant irritable bowel syndrome.    Two drugs were approved in 2015 for the treatment of diarrhea predominant irritable bowel syndrome, Allergan plc's Virbezi and Xifaxan which is marketed by Valeant Pharmaceuticals International. Also, Lotronex was approved by the FDA in 2000 but was withdrawn from the market and later reintroduced in 2002 under a Risk Management Program. With the exception of Lotronex, the sponsors of Verbezi and Xifaxan employ extensive media and print promotion for the commercialization of these products. We are seeking a partner to further the clinical development and commercialization of crofelemer for d-IBS. There are currently numerous trials on going for d-IBS.

        Pediatric diarrhea.    Acute diarrhea in children is commonly treated by a change in diet, oral rehydration therapy and/or antibiotics, assuming the cause of the diarrhea is bacterial in nature. Children aged 12 and younger are advised not to use anti-motility drugs (loperamide for example) unless directed to do so by a physician. There are recent clinical trials for probiotics and zinc sulfate. Other recent anti-diarrheal studies in children include a safety and tolerability study of Fidaxomicin for C difficile associated diarrhea.

        Chemotherapy induced diarrhea.    We are not aware of any FDA-approved drugs specifically indicated for chemotherapy induced diarrhea. A recent Phase IIb trial of elsiglutide for the treatment of chemotherapy induced diarrhea in colorectal cancer patients did not meet statistical significance. Opioids and over the counter drugs are commonly used to treat chemotherapy induced diarrhea, but these drugs affect motility. Certain tyrosine-kinase inhibitor chemotherapy agents have diarrhea as a significant side effect.

        Congenital Diarrheal Disorders and Short Bowel Syndrome.    We are not aware of any FDA-approved drugs specifically indicated for Congenital Diarrheal Disorders and Short Bowel Syndrome.

        Cholera.    We are not aware of any FDA-approved drugs specifically indicated as an anti-secretory agent for use to address the devastating dehydration in cholera patients.

        Irritable Bowel Syndrome (IBS).    If we receive regulatory approval for Mytesi for IBS, we expect to compete with major pharmaceutical and biotechnology companies that operate in the gastrointestinal space, such as Sucampo AG, Takeda Pharmaceuticals, Allergan, Inc., Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., Sebela Pharmaceuticals, Inc. and Salix Pharmaceuticals. Because Mytesi is approved with chronic safety and several of the other agents have safety concerns, there is likely to be an opportunity for a polypharmacetuical approach to long-term management of these patients, removing a direct competitive scenario from Mytesi's potential entry to the marketplace and disease indication.

        To our knowledge, there are currently no FDA-approved anti-secretory products, in particular which act locally in the gut with the chronic safety profile of crofelemer, in development or on the market. Crofelemer represents a new tool in gastro-intestinal disease management.

Distribution and Marketing Agreements

        Napo has agreements in place with BexR, a distributor in Texas, and SmartPharma, a marketing and commercialization advisory firm, for the distribution, marketing and sale of Mytesi. The agreements compensate these parties with a percentage of net sales, as defined. Payments by Napo to BexR will be a specified percentage of net sales, ranging in the low double digits but in no instance exceeding 20% of net sales, depending on the period in which the sales occur and the amount of such sales. Payments by Napo to SmartPharma will be a specified percentage of net sales, ranging in the low double digits but in no instance exceeding 20% of net sales, depending on the amount of such sales. In addition, under certain circumstances, Napo will be required to pay SmartPharma a termination fee equal to a certain percentage of net sales generated within a specified period after the termination date.

Manufacturing

        The plant material used to manufacture is crude plant latex ("CPL") extracted and purified from Croton lechleri, a widespread and naturally regenerating tree in the rainforest that is managed as part of sustainable harvesting programs. The tree is found in several South American countries and has been the focus of long-term sustainable harvesting research and development work. Napo's collaborating suppliers obtain CPL and arrange for the shipment of CPL to Napo's third-party contract manufacturer.

        Napo's third-party contract manufacturer, India-based Glenmark Pharmaceuticals Ltd. (Glenmark), a research-driven, global, integrated pharmaceutical company, is Napo's primary manufacturer of crofelemer, the active pharmaceutical ingredient in Mytesi. Glenmark processes CPL into crofelemer utilizing a proprietary manufacturing process. The processing occurs at two FDA-approved Glenmark facilities. Additionally, Napo plans to establish a third processing site, which will be operated by Indena S.p.A., a Milan, Italy-based contract manufacturer dedicated to the identification, development and production of high-quality active principles derived from plants, for use in the pharmaceutical, health food and personal care industries. Indena has completed the required technology transfer and has equipment in place for pilot manufacturing.

        Canalevia will be manufactured by the same process used to manufacture the API that was used in the animal safety studies and the human studies in support of the approval of Mytesi. Napo has also licensed this intellectual property to third parties in connection with its licenses related to the development and commercialization of crofelemer for human use. While we believe these third parties have developed their own proprietary manufacturing specifications pursuant to their license agreements, such third-party intellectual property is unknown to us, and is not part of the intellectual property that we intend to use for the manufacture of API in its licensed field of use.

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

        In September 2015 we entered a distribution agreement with Glenmark. With the execution of the agreement, we intend to use Glenmark as our primary manufacturer of crofelemer for animal health use. Our agreement with Glenmark supplements our previously announced manufacturing agreement with Indena S.p.A for the standardized botanical extract in Neonorm Calf and Neonorm Foal. We intend to eventually use Indena as an alternative supplier for crofelemer.

        In October 2015, we announced that we signed a crofelemer formulation development and manufacturing contract with Patheon Pharmaceuticals Inc. ("Patheon"), a leading global provider of drug development and delivery solutions to the global pharmaceutical and biopharma industries. Under the terms of the contract, Patheon will provide enteric-coated crofelemer tablets for us for use in animals. The tablets were used in our pivotal efficacy trial for Canalevia, which began in the fourth quarter of 2015.

        Patheon is the manufacturer of Mytesi.

        We also plan to enter agreements with third parties for the formulation of the API and botanical extracts into finished products to be used for planned studies and commercialization.

        We plan to ensure that the facilities of our third-party contract manufacturers that will manufacture our API and botanical extract, as well as formulate our finished products, comply with cGMP and other relevant manufacturing requirements.

Proprietary Library of Medicinal Plants

        We possess a proprietary library of more than 2,300 medicinal plants.

Intellectual Property

Trademarks

        We plan to market all of our products under a trademark or trademarks we select and we will own all rights, title and interest, including all goodwill, associated with such trademarks. Mytesi is a registered trademark owned by Napo.

License Agreements

Termination, Asset Transfer and Transition Agreement

        On September 19, 2017 (the "Transfer Date"), Napo entered into the Termination, Asset Transfer and Transition Agreement (the "Glenmark Transition Agreement") with Glenmark. The Glenmark Transition Agreement supersedes the Glenmark Collaboration Agreement and returns to Napo certain rights which Napo licensed to Glenmark pursuant to the Glenmark Collaboration Agreement related to the development and commercialization of crofelemer for certain specified human indications in India and 140 other countries largely in developing regions (the "Transferred Assets").

        As a result of the execution of the Glenmark Transition Agreement, we, through Napo, now control commercial rights for Mytesi for all indications, territories and patient populations globally, and also hold commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana.

        In consideration for Glenmark's assignment and transfer of the Transferred Assets to Napo, Napo agreed to pay Glenmark in cash, within 45 days after receipt by Napo, 25% of any payment that Napo receives from a third party to whom Napo grants a license or sublicense or with whom Napo partners in respect of, or sells or otherwise transfers any of the Transferred Assets, subject to certain limitations, until Glenmark has received a total of $7 million. As additional consideration for the assignment and transfer of the Transferred Assets, Napo agreed (i) to enter into, within 90 days after the Transfer Date, a manufacturing and supply agreement with Glenmark for crofelemer, which will be manufactured at either or both of Glenmark's facilities in India and (ii) to transfer and assign to Glenmark all right, title and interest in and to certain required dedicated equipment used to manufacture crofelemer located at Glenmark's Ankleshwar facility, subject to certain limitations.

License Agreement with Elanco US Inc.

        As we announced on January 31, 2017, we signed an agreement with Elanco US Inc. ("Elanco"), a subsidiary of Eli Lilly and Company, to license, develop, co-promote, and commercialize Canalevia, our drug product candidate under investigation for treatment of acute diarrhea and CID in dogs. The agreement granted Elanco exclusive global rights to Canalevia for use in companion animals. As we announced on November 1, 2017, we received notice from Elanco of its decision to terminate the License, Development Co-Promotion and Commercialization Agreement by giving Jaguar 90 days written notice. Pursuant to the terms of the agreement, termination of the agreement became effective January 30, 2018, 90 days after the date of the notice. On the effective date of termination of the agreement, all licenses granted to Elanco by Jaguar under the agreement were revoked and the rights granted thereunder reverted back to Jaguar.

Patent Portfolio

Napo

        Napo owns a portfolio of patents and patent applications covering formulations of and methods of treatment with proanthocyanidin polymers isolated from Croton spp or Calophyllum spp., including Mytesi (crofelemer). The patent family related to International Patent publication WO1998/16111 relates to enteric protected formulations of proanthocyanidin polymers isolated from Croton spp or Calophyllum spp., including crofelemer, and methods of treating watery diarrhea using these enteric protected formulation. There are two U.S. patents in this family, including, US 7,323,195, which has a term until at least June 7, 2018, and US 7,341,744, which has a term until at least June 23, 2019. Napo has elected to extend the term of US 7,341,744 under 35 U.S.C. 156, and the United States Patent and Trademark Office has issued a Notice of Final Determination that the patent term extension for US 7,341,744 is 1075 days.

Based upon the June 23, 2019 expiration date, the patent would be extended to June 2, 2022, to account for regulatory delay in obtaining human marketing approval for crofelemer.

        Napo additionally owns a family of patents arising from International Patent Application Publication WO2012058664 that cover methods of treating HIV associated diarrhea and HAART associated diarrhea with proanthocyanidin polymers isolated from Croton spp or Calophyllum spp., including crofelemer. In the U.S., there are two issued patents, US 8,962,680 and US 9,585,868, both of which expire October 31, 2031. Outside the U.S., patent protection for methods of treating HIV associated diarrhea has been obtained in Australia, Europe, Hong Kong, Japan, Kenya, Mexico, Russia, Ukraine, South Africa and Zimbabwe, with expiration dates of October 31, 2031, and Napo has pending applications in Brazil, Canada, China, India, Japan, Mexico, and Malaysia. Napo also has patent families related to methods of treating diarrhea predominant irritable bowel syndrome, constipation predominant irritable bowel syndrome, and inflammatory bowel disease, familial adenomatous polyposis and colon cancer, with proanthocyanidin polymers isolated from Croton spp or Calophyllum spp., including crofelemer. In particular, for diarrhea predominant irritable bowel syndrome, Napo has 1 issued US patent, which expires February 9, 2027, and 1 pending application, issued patents in Australia, Europe, Japan, South Korea, Mexico, New Zealand, Singapore, and Taiwan and pending applications in Bangladesh, Bolivia, Canada, Chile, Gulf States, Mexico, Panama, Peru, Paraguay, Thailand, and Venezuela, all of which are estimated to expire April 30, 2027; for constipation predominant irritable bowel syndrome, Napo has 3 issued US patents, with terms of at least April 30, 2027, patents in Australia, Canada, Europe, Mexico, New Zealand, Singapore and a pending application in India, all of which are estimated to expire April 30, 2027; and for inflammatory bowel disease, familial adenomatous polyposis and/or colon cancer, Napo has 1 issued US patent, which has an expiration date of October 9, 2029 and 1 pending application, issued patents in Australia, Europe and a pending application in Canada, which have estimated expiration dates of April 30, 2027.

        Napo also co-owns with Glenmark, issued patents in India, South Africa and Eurasia patents that expire August 24, 2030, and cover a method of manufacturing with proanthocyanidin polymers isolated from Croton spp or Calophyllum spp., including crofelemer). Napo holds two US patents covering a formulation of NP 500 (nordihydroguiaretic acid (NDGA)) and its use in treating a metabolic disorder that have terms until April 23, 2031 Napo has filed a US non-provisional application for the treatment of chemotherapy-induced diarrhea (CID) with crofelemer and two US provisional applications on other human indications.

Jaguar

        We have exclusive rights in the veterinary field to an international patent family related to International Patent Application WO1998/16111 as set forth above in the disclosure of the Napo patent portfolio. The patents in this family are directed to enteric protected formulations of proanthocyanidin polymers isolated from Croton spp or Calophyllum spp. (such as crofelemer and Neonorm), and methods of treating watery diarrhea using the enteric protected formulations for both human and veterinary uses. As such, the patents of this family cover certain formulations of crofelemer, including Canalevia, as well as the standardized botanical extract in Neonorm, and methods of treating diarrhea using these formulations.

        Certain Napo patents and patent applications, which cover both human and veterinary uses, were previously licensed by Napo to Salix for certain fields of human use. On March 4, 2016, Napo and Salix settled litigation and all rights to crofelemer and Mytesi (formerly known as Fulyzaq) were returned to Napo and the collaboration agreement between Salix and Napo (the "Salix Collaboration Agreement"), was terminated. Napo has the responsibility to file, prosecute and maintain the Napo Patents. There are two issued Napo Patents in the United States that cover, collectively, enteric protected formulations of proanthocyanidin polymers isolated from Croton spp. and methods of treating watery diarrhea using the enteric protected formulations for both human and veterinary uses.

        We have filed and have currently three applications pending under the PCT, and seven U.S. non provisional patent applications relating to veterinary uses of Croton proanthocyanidin polymer compositions, including crofelemer, Neonorm and Canalevia, and product combinations under development. These applications are directed to treatment of watery diarrhea in newborn and young animals, including methods of improving mortality and weight gain in newborn animals, treatment of stress induced diarrhea in animals, and treatment of watery diarrhea caused by salmonella in animals. These applications also focus on the treatment of diarrhea in companion animals such as dogs and cats. In addition, an application has been submitted for the treatment of ulcers and related symptoms in animals with an emphasis on ulcers in horses. An application has also been filed on a prebiotic effect of crofelemer in bovine and other animal species based on research findings that indicate a prebiotic enhancement of the gut bacteria in animals. One other patent application has been filed combining crofelemer with rifaximin, a non absorbed antibiotic for the treatment of bacteria induced diarrhea in multiple animal species. Applications have been filed relating to treatment of porcine epidemic virus in piglets and treatment of diarrhea in livestock with a formulation that is not enteric protected. Patents that may issue based upon these applications should have terms that extend until at least May 2035.

Government Regulation

Human Health Business

        The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of prescription drugs such as those Napo is developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of Napo's drug product candidates. To comply with the regulatory requirements in each of the jurisdictions in which Napo is seeking to market and subsequently sell its prescription products, Napo is establishing processes and resources to provide oversight of the development, approval processes and launch of its products and to position those products in order to gain market share.

  U.S. Government Regulation

        In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations.

        The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an investigational new drug application, or IND, which must become approved before human clinical trials may begin;

  •
  approval by an institutional review board, or IRB, of the study protocol and informed consent forms for the clinical site before each trial may be initiated. Multiple sites may necessitate the involvement of multiple IRBs and submissions;

  •
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

  •
  submission to the FDA of an NDA which would include the study reports of the clinical trials, chemistry and manufacturing of the active pharmaceutical ingredient and the final dosage form as well as other required sections to be included in the NDA;

  •
  satisfactory completion of an FDA advisory committee review, if applicable;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

Pre-clinical Studies

        Pre-clinical studies include laboratory evaluation of the drug product's chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

        Clinical trials involve the administration of the investigational new drug to human subjects pursuant to a clinical protocol, under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives or endpoints of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA under the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.govwebsite.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

  •
  Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness depending on the endpoints set forth in the protocol.

  •
  Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

Special Protocol Assessment

        The special protocol assessment, or SPA, process is designed to facilitate the FDA's review and approval of drugs by allowing the FDA to evaluate issues related to the adequacy of certain clinical trials, including Phase 3 clinical trials that can form the primary basis for a drug product's efficacy claim in an NDA. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor's questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request.

        The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

        Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

  •
  public health concerns emerge that were unrecognized at the time of the protocol assessment;

  •
  the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

  •
  a sponsor fails to follow a protocol that was agreed upon with the FDA; or

  •
  the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.

        A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Marketing Approval

        Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a NDA requesting approval to market the product for one or more indications. In most cases, the submission of a NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act

("PDUFA"), guidelines that are currently in effect, the FDA has a goal of ten months from the date of "filing" of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a "filing" decision.

        In addition, under the Pediatric Research Equity Act of 2003 ("PREA"), as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations; this would include information which supports dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

        The FDA may also require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

        The FDA may also require other information as part of the NDA filing such as an environmental impact statement. The FDA can waive some or delay compliance with some of these requirements.

        The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product's continued safety, quality and purity.

        The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

        After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter must contain a statement of specific items that prevent the FDA from approving the application and will also contain conditions that must be met in order to secure final approval of the NDA and may require additional clinical or pre-clinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

        Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. New secondary indications must be supported by clinical trials or data. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

        The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization.

        In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, include, but are not limited to:

  •
  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

  •
  fines, warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, the FDA regulates the purity and or consistency of the approved product. Products, if deemed adulterated can lead to serious consequences as set forth above as well as civil and criminal penalties.

  Foreign Government Regulation

        To the extent that any of Napo's product candidates, once approved, are sold in a foreign country, Napo may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

        In order to market Napo's future products in the EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, a sponsor must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

  •
  the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

  •
  National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

        Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

        In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

        In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA's Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months' supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

  Other U.S. Healthcare Laws

        In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, data privacy and security and physician payment and drug pricing transparency laws.

        The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

        Additionally, the intent standard under the U.S. federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

        The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of products for unapproved, or off-label, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

        Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers' and manufacturers' compliance with applicable fraud and abuse laws.

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

        In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and "transfers of value" provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures." Covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

        Napo may also be subject to data privacy and security regulation by both the federal government and the states in which Napo conducts its business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA's security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

  Coverage and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical products for which Napo obtains regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use Napo's products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Napo's products. Sales of any products for which Napo receives regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. In the United States, the process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover Napo's product candidates could reduce physician utilization of Napo's products once approved and have a material adverse effect on Napo's sales, results of operations and financial condition. Moreover, a third-party payor's decision to provide coverage for a pharmaceutical or biological product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable Napo to maintain price levels sufficient to realize an appropriate return on Napo's investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor's decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require Napo to provide scientific and clinical support for the use of Napo's products to each payor separately and will be a time-consuming process.

        In the EEA, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

        The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceutical or biological products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider Napo's products to be cost-effective compared to other available therapies, they may not cover Napo's products after FDA approval or, if they do, the level of payment may not be sufficient to allow Napo to sell its products at a profit.

  Healthcare Reform

        A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers' outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies' share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; creation of the Independent Payment Advisory Board, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, the U.S. federal government has delayed or suspended implementation of certain provisions of the ACA. In addition, there have been judicial and Congressional challenges to certain aspects of the ACA, and Napo expects there will be additional challenges and amendments to the ACA in the future. For example, in January 2017, the U.S. House of Representatives and Senate passed legislation, which, if signed into law, would repeal certain aspects of the ACA. In addition, Congress could consider subsequent legislation to replace those elements of the ACA if so repealed.

        Napo expects that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that Napo receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The implementation of cost containment measures or other healthcare reforms may prevent Napo from being able to generate revenue, attain profitability or commercialize Napo's drugs.

        Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

        Napo expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for Napo's products once approved or additional pricing pressures.

Animal Health Business

        The development, approval and sale of animal health products are governed by the laws and regulations of each country in which we intend to seek approval, where necessary, to market and subsequently sell our prescription drug and non-drug products. To comply with these regulatory requirements, we are establishing processes and resources to provide oversight of the development, approval processes and launch of its products and to position those products in order to gain market share in each respective market.

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

        The approval of prescription drugs intended for animal use is regulated by the FDA's Center for Veterinary Medicine ("CVM"). The CVM consists of six offices that work together to, in part, approve new drugs for commercialization and thereafter monitor those commercialized drugs once in the market. The Office of New Animal Drug Evaluation ("ONADE"), is the lead office for reviewing novel drug candidates. We, as the sponsor of a novel drug candidate, commence the development and approval process by initiating communication with the ONADE and opening an INAD file. As part of this process, we will also schedule a discussion of the novel drug's development plan in order to obtain agreement from the CVM for the number, type and design of studies needed to obtain FDA approval of the novel drug.

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

  MUMS Designation

        The Minor Use and Minor Species Animal Health Act ("MUMS Act"), became effective in August 2004. The purpose of the MUMS Act was twofold: first, to encourage the development and availability of more animal drugs that are intended to be used in a major species defined as dogs, cats, cattle, horses, chickens, turkeys and pigs to treat diseases which occur infrequently or in limited geographic areas, therefore having an impact on a smaller number of animals on a yearly basis; and second, to encourage the development and availability of animal drugs for use in minor species (defined as all animals other than humans that are not one of the major species). The drug sponsor may seek conditional approval of the drug product provided the Office of Minor Use Minor Species ("OMUMS") acknowledges that the intended use fits within a small number of animals treated per annum. A drug does not have to be designated to be eligible for conditional approval, however if OMUMS designates a MUMS drug, certain incentives and exclusivities are available to the sponsor. The MUMS designation is modeled on the orphan drug designation for human drug development and has certain financial incentives available to encourage MUMS drug development such as the availability of grants to help with the cost of the MUMS drug development. Also, drug developers of MUMS drugs are eligible to apply for a waiver of the user fees once the MUMS designation has been given by OMUMS. We believe that we qualify for MUMS designation for Canalevia as a minor use in a major species because the estimated total number of dogs in the United States affected by CID is less than 70,000. We also believe that Canalevia will qualify for MUMS designation for EID because, in our estimate, the total number of dogs in the United States affected by EID on an annual basis is less than 70,000. To obtain conditional approval of a MUMS drug, the company must submit CMC and safety data similar to that required for an NADA, as well as data suggesting a reasonable expectation of effectiveness. After the submission and the review of the application, the FDA through the CVM can then grant a conditional approval (CA-1). This approval allows for a commercialization of the product, while the sponsor continues to collect the substantial evidence of effectiveness required for a full NADA approval. The sponsor has up to five years to demonstrate substantial evidence of effectiveness for a previously conditionally approved drug. Ideally, MUMS designation helps move the product forward in development; however, it may not shorten the time to full commercialization. A sponsor that gains approval or conditional approval for a MUMS designated drug receives seven years of marketing exclusivity.

  Protocol Concurrence

        As we announced in April 2016, we obtained protocol concurrence from the FDA for our pivotal trial of Canalevia that we initiated in December 2015 for acute diarrhea in dogs. We plan to pursue protocol concurrences from the FDA for future pivotal trials in other indications. Under this process, a protocol is submitted to the FDA voluntarily by a drug sponsor. The FDA review of the protocol for a pivotal study makes it more likely that the study will generate information the sponsor needs to demonstrate whether the drug is safe and effective for its intended use. It creates an expectation by the sponsor that the FDA will not later alter its perspectives on these issues unless public or animal health concerns appear that were not recognized at the time of protocol assessment. Even if FDA issues a protocol concurrence, ultimate approval of an NADA by the FDA is not guaranteed because a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. Even if we were to obtain protocol concurrence, such concurrence does not guarantee that the results of the study will support a particular finding or approval of the new drug.

  Marketing Exclusivity

        We are currently planning on seeking MUMS designation for some of our prescription drug products and if we receive such a designation, we will be entitled to a seven-year marketing exclusivity, which means that we will face no competition from another sponsor marketing the same drug in the same dosage form for the same intended use. If we were to lose such designation or not receive such designation but our application as a new animal drug is found to be a new chemical entity that meets the criteria described by the FDA, we would be entitled to a five-year marketing exclusivity. In order to receive this five-year exclusivity, the FDA would have to find in its approval of our application that our NADA contains an API not previously approved in another application, that the application itself is an original application, not a supplemental application, and that our application included the following studies: one or more investigations to demonstrate substantial evidence of effectiveness of the drug for which we are seeking approval; animal safety studies and human food safety studies (where applicable). If the NADA is seeking approval of a drug for which we have received conditional approval, we, upon approval would still be entitled to a five-year marketing exclusivity provided we meet the criteria as set forth above. If, however, our NADA is for a drug for which the FDA has determined that the drug contains an API that has previously been approved, regardless of whether the original approval was for use in humans or not, we may only be entitled to a three-year marketing exclusivity provided that the NADA is an original, not supplemental, application and contains both safety and efficacy studies demonstrating the safety and efficacy of the drug which is the subject of the application. We have received MUMS designation for Canalevia for the indication of chemotherapy-induced diarrhea, or CID, in dogs. Additionally, the FDA has indicated that the use of Canalevia for the treatment of EID in dogs qualifies as a "minor use", which means that Canalevia is eligible for conditional approval for the indication of EID in dogs. If Canalevia is approved for CID and EID in dogs, we expect to conduct the commercial launch of Canalevia for these indications in the first half of 2018.

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

        For an animal drug, the Committee for Medicinal Products for Veterinary Use ("CVMP"), is responsible for the scientific evaluation. Experts from all EU member states are on the CVMP. The Rapporteur, or lead reviewer on the dossier, prepares an overview of the committee's scientific evaluation, called the CVMP Assessment Report.

        The CVMP Assessment Report:

  •
  summarizes the data submitted by the company on the product's quality, safety, and efficacy;

  •
  explains the assessment done by the CVMP to support the committee's recommendation to the EU Commission to issue a marketing authorization; and

  •
  is the basis for the European Public Assessment Report published on the EMA's website.

  Labeling

        The FDA plays a significant role in regulating the labeling, advertising and promotion of animal drugs. This is also true of regulatory agencies in the EU and other territories. In addition, advertising and promotion of animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and approved by the applicable agency. We will conduct a review of advertising and promotional material for compliance with the local and regional requirements in the markets where it eventually may sell its product candidates.

        Our non-prescription products will be labeled in accordance with the health guidelines outlined by the National Animal Supplements Council, an industry organization that sets industry standards for certain non-prescription animal products, including but not limited to product labeling.

  Other Regulatory Considerations

        We believe regulatory rules relating to human food safety, food additives, or drug residues in food will not apply to the products we currently are developing because our animal prescription drug product candidates are not intended for use in production animals, with the exception of horses, which qualify as food animals in Europe and Canada; and our non-prescription products are not regulated by section 201(g) of the Federal Food, Drug, and Cosmetic Act, which the FDA is authorized to administer.

        Our animal prescription drug product candidates currently in development, if approved, may eventually face generic competition in the United States and in the EU after the period of exclusivity has expired. In the United States, a generic animal drug may be approved pursuant to an abbreviated new animal drug application ("ANADA"). With an ANADA, a generic applicant is not subject to the submission of new clinical and safety data but instead must only show that the proposed generic product is a copy of the novel drug product, and bioequivalent to the approved novel product. However, if our product candidates are the first approved by the FDA or the EMA as applicable for use in animals, they will be eligible for a five-year marketing exclusivity in the United States and 10 years in the EU thereby prohibiting generic entry into the market. If the product has MUMS designation it has a seven-year marketing exclusivity.

        We do not believe that our animal non-prescription products are currently subject to regulation in the United States. The CVM only regulates those animal supplements that fall within the FDA's definition of an animal drug, food or feed additive. The Federal Food Drug and Cosmetic Act defines food as "articles used for food or drink for man or other animals and articles used as components of any such article." Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal's feed or water as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food nor are they added to any animal's drinking water. Therefore, our non-prescription products do not fall within the definition of a food or feed additive. The FDA seeks to regulate such supplements as food or food additives depending on the intended use of the product. The intended use is demonstrated by how the article is included in a food, or added to the animals' intake (i.e., through its drinking water). If the intended use of the product does not fall within the proscribed use making the product a food, it cannot be regulated as a food. There is no intent to make our non-prescription products a component of an animal food, either directly or indirectly. A feed additive is a product that is added to a feed for any reason including the top dressing of an already prepared feed. Some additives, such as certain forage, are deemed to be Generally Recognized as Safe ("GRAS"), and therefore, not subject to a feed Additive Petition approval prior to use. However, the substances deemed GRAS are generally those that are recognized as providing nutrients as a food does. We do not believe that our non-prescription products fit within this framework either. Finally, a new animal drug refers to drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in animals. Our non-prescription products are not intended to diagnose, cure, mitigate, treat or prevent disease and therefore, do not fit within the definition of an animal drug. Our non-prescription products are intended to support a healthy gut, support fluid retention, and normalize stool formation in animals suffering from scours. Additionally, because a previously marketed human formulation of the botanical extract in our non-prescription products was considered a dietary supplement subject to the Dietary Supplement Health and Education Act of 1994 (and not regulated as a drug by the FDA), we do not believe that the FDA would regulate the animal formulation used in our non-prescription products in a different manner. We do not believe that our non-prescription products fit the definition of an animal drug, food or food additive and therefore are not regulated by the FDA at this time.

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

Legal Proceedings

        From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than as set forth below, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

        On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant on behalf of pre-Merger shareholders of Jaguar who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against us and certain individuals who were directors as of the date of the vote, in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al. The plaintiff attempts to assert claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The plaintiff alleges that material omissions and misstatements were contained in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the SEC on July 6, 2017 related to the solicitation of votes from shareholders to approve the Merger and certain transaction related thereto. We believe the claims are without merit. While no monetary damages have been quantified, we intend to vigorously contest this complaint, and we've now filed a motion to have the complaint dismissed.

        The plaintiff has not yet served the complaint and summons on any of the defendants. If plaintiff elected to proceed with the litigation and made service on the defendants, the defendants would move to dismiss the complaint for failure to state a claim on which relief may be granted.

Corporate Information

        We were incorporated in the State of Delaware on June 6, 2013. Our principal executive offices are located at 201 Mission Street, Suite 2375, San Francisco, CA 94015 and our telephone number is (415) 371-8300. Our website address is www.jaguar.health. The information contained on, or that can be accessed through, our website is not part of this prospectus. Our voting common stock is listed on the NASDAQ Capital Market and trades under the symbol "JAGX." On July 31, 2017, we completed the acquisition of Napo (the "Merger") pursuant to the Agreement and Plan of Merger, dated March 31, 2017, by and among the Company, Napo, Napo Acquisition Corporation, and Napo's representative (the "Merger Agreement").

        Jaguar Health, our logo, Napo Pharmaceuticals, Mytesi, Canalevia, Equilevia and Neonorm are our trademarks that are used in this prospectus. This prospectus also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this prospectus appear without the ©, ® or ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Employees

        As of December 31, 2017, we had 36 employees. Of our employees, six hold D.V.M. or Ph.D. degrees and fifteen of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

        Since formation in June 2013, our operations have been primarily limited to the research and development of our animal prescription drug product candidate, Canalevia, to treat various forms of diarrhea in dogs, our non-prescription product, Neonorm Calf, to help dairies and calf farms proactively retain fluid in calves, the ongoing commercialization of Neonorm Foal, our antidiarrheal for newborn horses, and Equilevia, our planned product for total gut health in high-performance equine athletes. Since the consummation of the Merger on July 31, 2017, our operations have also been heavily focused on research, development and the ongoing commercialization of our lead prescription drug product candidate, Mytesi, which is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. As a result, we have limited meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to broadly commercialize any of our animal health products, obtain any required marketing approval for any of our animal prescription drug product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the animal health industry or the gastrointestinal health industry in general. We also have not generated any material revenue to date, and expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss for the year ended December 31, 2017 was $22.0 million. As of December 31, 2017, we had total stockholders' equity of $17.3 million. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities, seek necessary approvals for our human and veterinary drug product candidates, conduct species-specific formulation studies for our non-prescription products and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our products or product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

        As more fully discussed in Note 1 to our financial statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through March 31, 2019, or one year from the filing date of our Form 10-K. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their entire investment.

We currently generate limited revenue from the sale of products and may never become profitable.

        We are a natural-products pharmaceuticals company focused on the development and commercialization of novel, sustainably derived gastrointestinal products for both human prescription use and animals on a global basis. Napo, our wholly-owned subsidiary, began the commercial pre-launch activities of our first FDA approved product, Mytesi, in February 2017. Accordingly, we have only generated limited revenue from product sales. There is no guarantee that our ongoing commercialization efforts for Neonorm Calf for preweaned dairy calves in the United States and Neonorm Foal for newborn horses in the United States will be successful or that we will be able to generate a consistent revenue stream from the sale of any of these products in the future. Further, in order to commercialize our other prescription drug product candidates, we must receive regulatory approval from the FDA in the United States and other regulatory agencies in various jurisdictions. Other than Mytesi, we have not yet received any regulatory approvals for our prescription drug product candidates. In addition, certain of our non-prescription products, such as Neonorm Calf, may be subject to regulatory approval outside the United States prior to commercialization in other countries. Accordingly, until and unless we receive any necessary regulatory approvals, we cannot market or sell our products in many regions. Moreover, even if we receive the necessary approvals, we may not be successful in generating revenue from sales of our products as we do not have any meaningful experience marketing or distributing our products. Accordingly, we may never generate any material revenue from our operations.

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

        We are actively identifying additional products for development and commercialization, and will continue to expend substantial resources for the foreseeable future to develop Mytesi, Equilevia, Canalevia and Neonorm and develop products from Napo's library of over 2,300 medicinal plants. These expenditures will include costs associated with:

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

        We are forecasting continued losses and negative cash flows as we continue to fund our operating and marketing activities and research and development programs, and we will not have sufficient cash on hand to fund our operating plan through March 31, 2019 and to complete the development of all the current products in our pipeline, or any additional products we may identify. We will need to seek additional funds sooner than planned through public or private equity or debt financings or other sources such as strategic collaborations. Any such financings or collaborations may result in dilution to our stockholders, the imposition of debt covenants and repayment obligations or other restrictions that may harm our business or the value of our common stock. We may also seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions or potential license arrangements.

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

        Substantial time and capital resources have been previously devoted by third parties in the development of crofelemer, the active pharmaceutical ingredient, or API, in Mytesi and Canalevia, and the development of the botanical extract used in Equilevia and Neonorm. Both crofelemer and the botanical extract used in Equilevia and Neonorm were originally developed at Shaman Pharmaceuticals, Inc. ("Shaman"), by certain members of our management team, including Lisa A. Conte, our chief executive officer and president, and Steven R. King, Ph.D., our executive vice president of sustainable supply, ethnobotanical research and intellectual property and secretary. Shaman spent significant development resources before voluntarily filing for bankruptcy in 2001 pursuant to Chapter 11 of the U.S. Bankruptcy Code. The rights to crofelemer and the botanical extract used in Equilevia and Neonorm, as well as other intellectual property rights, were subsequently acquired by Napo from Shaman in 2001 pursuant to a court approved sale of assets. Ms. Conte founded Napo in 2001 and was the current interim chief executive officer of Napo and a member of Napo's board of directors prior to the Merger. While at Napo, certain members of our management team, including Ms. Conte and Dr. King, continued the development of crofelemer. In 2005, Napo entered into license agreements with Glenmark and Luye Pharma Group Limited for rights to various human indications of crofelemer in certain territories as defined in the respective license agreements with these licensees. Subsequently, after expending significant sums developing crofelemer, including trial design and on-going patient enrollment in the final pivotal Phase 3 trial for crofelemer for non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, in late 2008, Napo entered into a collaboration agreement with Salix Pharmaceuticals, Inc., or Salix, for development and commercialization rights to certain indications worldwide and certain rights in North America, Europe, and Japan, to crofelemer for human use. In January 2014, Jaguar entered into the Napo License Agreement pursuant to which Jaguar acquired an exclusive worldwide license to Napo's intellectual property rights and technology, including crofelemer and the botanical extract used in Equilevia and Neonorm, for all veterinary treatment uses and indications for all species of animals. In February 2014, most of the executive officers of Napo, and substantially all Napo's employees, became Jaguar's employees. Following the merger of Jaguar and Napo in July 2017, Napo became Jaguar's wholly-owned subsidiary. If we are not successful in the development and commercialization of Mytesi, Neonorm, Equilevia and Canalevia, our business and our prospects will be harmed.

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

  •
  our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

  •
  our ability to obtain and enforce our intellectual property rights and obtain marketing exclusivity for our prescription drug product candidates and non-prescription products, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the U.S. Patent and Trademark Office ("USPTO").

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

        The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of human and animal health products are subject to extensive regulation. We are typically not permitted to market our prescription drug product candidates in the United States until we receive approval of the product from the FDA through the filing of an NDA or NADA, as applicable. To gain approval to market a prescription drug, we must provide the FDA with safety and efficacy data from pivotal trials that adequately demonstrate that our prescription drug product candidates are safe and effective for the intended indications. Likewise, to gain approval to market an animal prescription drug for a particular species, we must provide the FDA with safety and efficacy data from pivotal trials that adequately demonstrate that our prescription drug product candidates are safe and effective in the target species (e.g. dogs, cats or horses) for the intended indications. In addition, we must provide manufacturing data evidencing that we can produce our product candidates in accordance with cGMP. For the FDA, we must also provide data from toxicology studies, also called target animal safety studies, and in some cases environmental impact data. In addition to our internal activities, we will partially rely on contract research organizations ("CROs"), and other third parties to conduct our toxicology studies and for certain other product development activities. The results of toxicology studies, other initial development activities, and/or any previous studies in humans or animals conducted by us or third parties may not be predictive of future results of pivotal trials or other future studies, and failure can occur at any time during the conduct of pivotal trials and other development activities by us or our CROs. Our pivotal trials may fail to show the desired safety or efficacy of our prescription drug product candidates despite promising initial data or the results in previous human or animal studies conducted by others. Success of a prescription drug product candidate in prior animal studies, or in the treatment of humans, does not ensure success in subsequent studies. Clinical trials in humans and pivotal trials in animals sometimes fail to show a benefit even for drugs that are effective because of statistical limitations in the design of the trials or other statistical anomalies. Therefore, even if our studies and other development activities are completed as planned, the results may not be sufficient to obtain a required regulatory approval for a product candidate.

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

        We will partially rely upon CROs to conduct our toxicology studies and for other development activities. We intend to rely on CROs to conduct one or more of our planned pivotal trials. These CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible for ensuring that each of our studies is conducted in accordance with the development plans and trial protocols presented to regulatory authorities. Any deviations by our CROs may adversely affect our ability to obtain regulatory approvals, subject us to penalties or harm our credibility with regulators. The FDA and foreign regulatory authorities also require us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices ("GCPs"), or good laboratory practices ("GLPs"), for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically valid and accurate.

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

        The raw material used to manufacture Mytesi, Canalevia, Neonorm and Equilevia is crude plant latex ("CPL"), derived from the Croton lechleri tree, which is found in countries in South America, principally Peru. The ability of our contract suppliers to harvest CPL is governed by the terms of their respective agreements with local government authorities. Although CPL is available from multiple suppliers, we only have contracts with two suppliers to obtain CPL and arrange the shipment to our contract manufacturer. Accordingly, if our contract suppliers do not or are unable to comply with the terms of our respective agreements, and we are not able to negotiate new agreements with alternate suppliers on terms that we deem commercially reasonable, it may harm our business and prospects. The countries from which we obtain CPL could change their laws and regulations regarding the export of the natural products or impose or increase taxes or duties payable by exporters of such products. Restrictions could be imposed on the harvesting of the natural products or additional requirements could be implemented for the replanting and regeneration of the raw material. Such events could have a significant impact on our cost and ability to produce Mytesi, Canalevia, Neonorm, Equilevia and anticipated line extensions.

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

        The facilities used by our third-party contractors are subject to inspections, including by the FDA, and other regulators, as applicable. We also depend on our third-party contractors to comply with cGMP. If our third-party contractors do not maintain compliance with these strict regulatory requirements, we and they will not be able to secure or maintain regulatory approval for their facilities, which would have an adverse effect on our operations. In addition, in some cases, we also are dependent on our third-party contractors to produce supplies in conformity to our specifications and maintain quality control and quality assurance practices and not to employ disqualified personnel. If the FDA or a comparable foreign regulatory authority does not approve the facilities of our third-party contractors if so required, or if it withdraws any such approval in the future, we may need to find alternative manufacturing or formulation facilities, which could result in delays in our ability to develop or commercialize our human and animal products, if at all. We and our third-party contractors also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements. The USDA and the European Medicines Agency (the "EMA"), employ different regulatory standards than the FDA, so we may require multiple manufacturing processes and facilities for the same human or animal product candidate or any approved product. We are also exposed to risk if our third-party contractors do not comply with the negotiated terms of our agreements, or if they suffer damage or destruction to their facilities or equipment.

If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future human or animal products and product candidates, if approved, and generate product or other revenue.

        We currently have limited sales, marketing or distribution capabilities, and prior to Napo's launch of Mytesi for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, and our launch of Neonorm for preweaned dairy calves, we had no experience in the sale, marketing and distribution of human or animal health products. There are significant risks involved in building and managing a sales organization, including our potential inability to attract, hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities and entry into adequate arrangements with distributors or other partners would adversely impact the commercialization of Mytesi, Neonorm, Equilevia and, if approved, Canalevia. If we are not successful in commercializing Mytesi, Neonorm, Equilevia, Canalevia or any of our other line extension products, either on our own or through one or more distributors, or in generating upfront licensing or other fees, we may never generate significant revenue and may continue to incur significant losses, which would harm our financial condition and results of operations.

Changes in distribution channels for animal health prescription drugs may make it more difficult or expensive to distribute our animal health prescription drug products.

        In the United States, animal owners typically purchase their animal health prescription drugs from their local veterinarians who also prescribe such drugs. There is a trend, however, toward increased purchases of animal health prescription drugs from Internet-based retailers, "big-box" retail stores and other over-the-counter distribution channels, which follows an emerging shift in recent years away from the traditional veterinarian distribution channel. It is also possible that animal owners may come to rely increasingly on Internet-based animal health information rather than on their veterinarians. We currently expect to market our animal health prescription drugs directly to veterinarians, so any reduced reliance on veterinarians by animal owners could harm our business and prospects by making it more difficult or expensive for us to distribute our animal health prescription drug products.

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

        As of December 31, 2017, we had 36 full-time equivalent (FTE) employees. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could harm our business and operating results.

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

        Our commercial success in the human drug arena remains dependent on maintaining or establishing a competitive position in the market for the current, approved specialty indication of Mytesi as well as for planned Mytesi follow-on indications. In the IBS-D market in particular, several competitors have commercially available products approved for our planned IBS-D indication. The availability of our competitors' products could limit the demand, and the price we are able to charge, for any drug candidate we develop. The inability to compete with existing or subsequently introduced drug candidates would have a material adverse impact on our business, financial condition and prospects.

Our obligations to Hercules, and subject to certain events, to CVP, are secured by a security interest in substantially all of our veterinary related assets, so if we default on those obligations, Hercules or CVP could foreclose on our assets.

        Our obligations under the loan and security agreement with Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.) ("Hercules") are secured by a security interest in substantially all of our veterinary related assets, including intellectual property. As a result, if we default on our obligations under the loan and security agreement (the "Hercules Debt"), Hercules could foreclose on its security interests and liquidate some or all of these assets, which would harm our veterinary related business, financial condition and results of operations and could require us to reduce or cease operations. In addition, Chicago Venture Partners, L.P. ("CVP") may acquire a security interest in substantially all of our veterinary related assets upon the earlier of CVP purchasing Hercules Debt or the repayment in full of the Hercules Debt, as provided in the Security Agreement, dated June 29, 2017, between us and CVP, the Security Agreement, dated December 8, 2017, between us and CVP, and the Subordination Agreement and Right to Purchase Debt, dated June 29, 2017, by and among us, CVP and Hercules.

Napo's obligations to the holders of the Kingdon Notes are secured by a security interest in substantially all of Napo's assets, so if we default on those obligations, the convertible note holders could foreclose on Napo's assets.

        Napo's obligations under the convertible promissory notes (the "Kingdon Notes") issued pursuant to the Amended and Restated Note Purchase Agreement, dated March 31, 2017, by and among Kingdon Associates, M. Kingdon Offshore Master Fund L.P., Kingdon Family Partnership, L.P. and Kingdon Credit Master Fund L.P. (collectively, the "Kingdon Purchasers") and Napo and the related transaction documents are secured by a security interest in substantially all of Napo's assets, including Napo intellectual property. As a result, if we default under our obligations under the Kingdon Notes or the transaction documents, the holders of such Kingdon Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

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

        We have a portfolio of United States and foreign issued patents and pending applications related to our products and product candidates. We have five issued United States patents listed in the FDA's Orange Book for Mytesi. We plan to rely on certain of these issued patents as protection for Canalevia. The strength of patents in the field of pharmaceuticals and animal health involves complex legal and scientific questions and can be uncertain. We cannot be certain that pending applications will issue as patents. For those patents that are already issued and even if other patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property or prevent others from designing around their claims. If the patents we have are not maintained or their scope is significantly narrowed or if we are not able to obtain issued patents from pending applications, our business and prospects would be harmed.

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

        Even where laws provide protection or we are able to obtain patents, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, current product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace and challenges to validity of patents in certain foreign jurisdictions is common as well. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. In particular, Mytesi has regulatory exclusivity as a new chemical entity until December 31, 2017. Under the Hatch-Waxman Act, a competitor seeking to market a generic form of Mytesi before the expiration of any of the patents listed in the FDA's Orange Book for Mytesi could file (and could have filed after December 31, 2016) an ANDA with a certification under 21 U.S.C. § 3559j)(2)(A)(iv) that each of these patents (except for those which the ANDA filer states it will market only after its expiration) is either invalid, unenforceable or not infringed. We may assert the patents in Hatch-Waxman litigation against the party filing the ANDA to keep the competing product off of the market until the patents expire but there is a risk that we will not succeed. The party filing the ANDA may also counterclaim in the litigation that the our patents are not valid or unenforceable, and the court may find one or more claims of our patents invalid or unenforceable. If this occurs, a competing generic product could be marketed prior to expiration of our patents listed in the Orange Book, which would harm our business.

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

        In addition, from time to time, we may enter into consulting and other financial arrangements with veterinarians, who prescribe or recommend our products, once approved. As a result, we may be subject to state, federal and foreign healthcare and/or veterinary medicine laws. If our financial relationships with veterinarians are found to be in violation of such laws that apply to us, we may be subject to penalties.

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

        The FDA retains jurisdiction over all animal prescription drug products however, in many instances, the Federal Trade Commission will exercise primary or concurrent jurisdiction with FDA on non-prescription products as to post marketing claims made regarding the product. On April 22, 1996, the FDA published a statement in the Federal Register, 61 FR 17706, that it believes that the Dietary

Supplement and Health Education Act ("DSHEA"), does not apply to animal health supplement products, such as our non-prescription products. Accordingly, the FDA's Center for Veterinary Medicine only regulates those animal supplements that fall within the FDA's definition of an animal drug, animal food or animal feed additive. The Federal Food Drug and Cosmetic Act defines food as "articles used for food or drink for man or other animals and articles used as components of any such article." Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal's feed or water as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food nor are they added to any animal's drinking water. Therefore, our non-prescription products do not fall within the definition of a food or feed additive. In light of the pronouncement by the FDA that the DSHEA was not intended to apply to animals, the FDA seeks to regulate such supplements as food or food additives depending on the intended use of the product. The intended use is demonstrated by how the article is included in a food, or added to the animals' intake (i.e., through its drinking water). If the intended use of the product does not fall within the proscribed use making the product a food, it cannot be regulated as a food. There is no intent to make our non-prescription products a component of an animal food, either directly or indirectly. A feed additive is a product that is added to a feed for any reason including the top dressing of an already prepared feed. Some additives, such as certain forage, are deemed to be Generally Recognized as Safe, or GRAS, and therefore, not subject to a feed Additive Petition approval prior to use. However, the substances deemed GRAS are generally those that are recognized as providing nutrients as a food does. We do not believe that our non-prescription products fit within this framework either. Finally, a new animal drug refers to drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in animals. Our non-prescription Neonorm Foal and Neonorm Calf products are not intended to diagnose, cure, mitigate, treat or prevent disease and therefore, do not fit within the definition of an animal drug. Additionally, because a previously marketed human formulation of the botanical extract in our non-prescription products was regulated as a human dietary supplement subject to the DSHEA (and not regulated as a drug by the FDA), we do not believe that the FDA would regulate the animal formulation used in our non-prescription products in a different manner. We do not believe that our non-prescription products fit the definition of an animal drug, food or food additive and therefore are not regulated by the FDA at this time.

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

Even if Napo receives the required regulatory approvals for Napo's current or future prescription drug product candidates and non-prescription products, Napo will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.

        If the FDA or any other regulatory body approves any of Napo's current or future prescription drug product candidates, or if necessary, Napo's non-prescription products, the manufacturing processes, clinical development, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product is subject to extensive and ongoing regulatory requirements. These requirements could include, but are not limited to, submissions of efficacy and safety and other post-marketing information and reports, establishment registration, and product listing, compliance with new rules promulgated under the FSMA, as well as continued compliance with cGMP, GLP and GCP for any studies that Napo conducts post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with Napo's contract manufacturers or manufacturing processes, or failure to comply with regulatory requirements, are reportable events to the FDA and may result in, among other things:

  •
  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, revised labeling, or voluntary or involuntary product recalls;

  •
  additional clinical studies fines, warning letters or holds on studies;

  •
  refusal by the FDA, or other regulators to approve pending applications or supplements to approved applications filed by Napo or Napo's strategic collaborators related to the unknown problems, or suspension or revocation of the problematic product's license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; and

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA or other regulatory agency's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of Napo's product candidates or require certain changes to the labeling or require additional clinical work concerning safety and efficacy of the product candidates. Napo cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If Napo is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Napo is not able to maintain regulatory compliance, Napo may lose any marketing approval that Napo may have obtained and Napo may not achieve or sustain profitability, which would harm Napo's business. In addition, failure to comply with these regulatory requirements could result in significant penalties.

        In addition, from time to time, Napo may enter into consulting and other financial arrangements with physicians, who prescribe or recommend Napo's products, once approved. As a result, Napo may be subject to state, federal and foreign healthcare laws, including but not limited to anti-kickback laws. If Napo's financial relationships with physicians are found to be in violation of such laws that apply to Napo, Napo may be subject to penalties.

The issuance by the FDA of protocol concurrences for Napo's pivotal studies does not guarantee ultimate approval of Napo's NDA.

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

Any of Napo's current or future prescription drug product candidates or non-prescription products may cause or contribute to adverse medical events that Napo would be required to report to regulatory authorities and, if Napo fails to do so, Napo could be subject to sanctions that would harm Napo's business.

        If Napo is successful in commercializing any of Napo's current or future prescription drug product candidates or non-prescription products, certain regulatory authorities will require that Napo report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of Napo's obligation to report would be triggered by the date Napo becomes aware of the adverse event as well as the nature of the event. Napo may fail to report adverse events Napo becomes aware of within the prescribed timeframe. Napo may also fail to appreciate that Napo has become aware of a reportable adverse event, especially if it is not reported to Napo as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of Napo's products. If Napo fails to comply with Napo's reporting obligations, the regulatory authorities could take action including, but not limited to, criminal prosecution, seizure of Napo's products, facility inspections, removal of Napo's products from the market, recalls of certain lots or batches, or cause a delay in approval or clearance of future products.

Legislative or regulatory reforms make it more difficult and costly for Napo to obtain regulatory clearance or approval of any of Napo's current or future product candidates and to produce, market, and distribute Napo's products after clearance or approval is obtained.

        From time to time, legislation is drafted and introduced in the U.S. Congress or other jurisdictions in which Napo intends to operate that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, the FDA's regulations and guidance are often revised or reinterpreted by the FDA and such other regulators in ways that may significantly affect Napo's business and Napo's products and product candidates. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of any of Napo's current or future products and product candidates. Napo cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on Napo's business in the future. Such changes could, among other things, require:

  •
  changes to manufacturing methods;

  •
  additional clinical trials or testing;

  •
  new requirements related to approval to enter the market;

  •
  recall, replacement, or discontinuance of certain products; and

  •
  additional record keeping or the development of certain regulatory required hazard identification plans.

        Each of these would likely entail substantial time and cost and could harm Napo's financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm Napo's business, financial condition, and results of operations.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.

        Our common stock is listed on The NASDAQ Capital Market, which imposes, among other requirements a minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ's minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, NASDAQ may send us a notice stating that we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Our common stock traded for less than $1.00 for 30 consecutive business days, and we received notice of this from The NASDAQ Capital Market on May 16, 2017. Since we did not regain compliance with the minimum bid price requirement during the initial 180 calendar day grace period, on November 13, 2017, we requested and were granted a second 180 calendar day grace period, or until May 14, 2018, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. We are diligently working to evidence compliance with the minimum bid requirement for continued listing on NASDAQ and recently filed a definitive proxy statement seeking stockholder approval to give our Board the flexibility to effect a reverse stock split. However, we cannot assure you that a reverse stock split, if effected, will increase our stock price and have the desired effect of maintaining compliance with Nasdaq rules. The liquidity of our capital stock may even be harmed by a reverse stock split because of the reduced number of shares that would be outstanding after the reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split.

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

        Moreover, there is no assurance that any actions that we take to restore our compliance with the NASDAQ minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the NASDAQ minimum bid price required for continued listing again or prevent future non-compliance with NASDAQ's listing requirements.

We have a material weakness in our internal control over financial reporting related to the accounting for income taxes, and if we fail to remediate the material weakness, or experience any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

        In connection with the audit of our financial statements as of and for the year ended December 31, 2017, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2017 because we did not adequately and timely review the accounting for income taxes. While the Company utilizes the assistance of an external income tax specialist to prepare its annual tax provision, management has concluded there to be a material weakness in the design of the Company's income tax controls in that the Company's policy that governs the data validation controls over data provided to and received from the external income tax specialist and the management review controls were not designed with appropriate levels of precision and were not undertaken in a timely manner.

        We are enhancing our internal controls, processes and related documentation necessary to remediate our material weakness. We may not be able to complete our remediation, evaluation and testing in a timely fashion. If we are unable to remediate this material weakness, or if we identify one or more other material weaknesses in our internal control over financial reporting, we will continue to be unable to conclude that our internal controls are effective. If we are unable to confirm that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

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

        Prior to our initial public offering in May 2015, there was no public market for shares of our common stock. The listing of our common stock on The NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market exists. Although our common stock is listed on The NASDAQ Capital Market, trading volume in our common stock has been limited and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future, or impair our ability to license or acquire other product candidates, businesses or technologies using our shares as consideration.

The sale of our common stock to Aspire Capital or L2 Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital or L2 Capital could cause the price of our common stock to decline.

        On June 8, 2016, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire CSPA"), in which Aspire Capital committed to purchase, at our election, up to an aggregate of $15.0 million shares of our common stock over a period of approximately 30 months (i.e., 30 months from July 8, 2016, the effective date of the initial registration statement on Form S-1 that we filed to register the shares that we issued and may issue to Aspire pursuant to the Aspire CSPA). On November 24, 2017, we entered into a common stock purchase agreement with L2 Capital, LLC (the "L2 Capital CSPA"), a Kansas limited liability company ("L2 Capital"), relating to an offering of an aggregate of up to 12,100,000 shares of our common stock, of which 10,000,000 of such shares are being offered in an indirect primary offering consisting of an equity line of credit.

        Through December 31, 2017, we have issued 6,000,000 shares of our common stock to Aspire Capital and under the Aspire CSPA and 5,100,000 shares of our common stock to L2 Capital under the L2 Capital CSPA for gross proceeds of approximately $5.1 million and $600,000, respectively. We may ultimately sell all, some or none of the approximately $9.9 million of common stock remaining under the Aspire CSPA to Aspire Capital and $9.4 million of common stock remaining under the L2 Capital CSPA, and Aspire Capital and L2 Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire CSPA and L2 Capital CSPA, respectively. Sales by Aspire Capital and L2 Capital of shares acquired pursuant to the Aspire CSPA and L2 Capital CSPA, respectively, may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital or L2 Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital and L2 Capital, and the Aspire Capital CSPA and L2 Capital CSPA may be terminated by us at any time at our discretion without any penalty or cost to us.

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

        As of December 31, 2017, we had (i) outstanding options to purchase an aggregate of 3,444,663 shares of our common stock at a weighted average exercise price of $1.87 per share, (ii) warrants to purchase an aggregate of 4,820,025 shares of our common stock at a weighted-average exercise price of $1.08 per share and (iii) outstanding convertible promissory notes in an aggregate principal amount of $13,800,627, which are convertible for up to 15,549,637 shares of our common stock.

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

        Of the 105,325,373 voting and non-voting shares of our common stock outstanding as of December 31, 2017, approximately 59,862,017 shares are held by "non-affiliates" and are, or will become, freely tradable without restriction pursuant to Rule 144. In addition, in the second half of 2017 and first quarter of 2018, we filed with the SEC registration statements on Form S-3 for purposes of registering the resale of an aggregate of 65,117,092 shares of restricted common stock that were sold to certain Napo creditors and investors in connection with the Merger and related refinancing transactions, including (i) 1,489,741 shares of voting common stock, (ii) 22,917,268 shares of voting common stock issuable upon conversion of non-voting common stock, (iii) 1,224,875 shares of voting common stock issuable upon exercise of warrants with an exercise price of $0.08, (iv) 23,315,544 shares of voting common stock issuable upon conversion of Convertible Promissory Notes due December 30, 2019 (including interest accrued through maturity), (v) 8,510,294 shares of voting common stock issuable upon conversion of exchangeable promissory notes (including interest accrued through maturity), and (vi) 4,000,000 shares of voting common stock issuable upon conversion of Secured Convertible Promissory Notes due August 2, 2018. While sales of certain of these shares are subject to contractual resale restrictions, any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

If shares of our non-voting common stock are converted into shares of our voting common stock, your voting power will be diluted.

        As of December 31, 2017, we had 62,707,480 shares of voting common stock and 42,617,893 shares of non-voting common stock outstanding. Generally, holders of our non-voting common stock have no voting power (other than in connection with a change of control of our company) and have no right to participate in any meeting of stockholders or to have notice thereof. However, shares of our non-voting common stock that are converted into voting common stock will have all the voting rights of the voting common stock. Shares of our non-voting common stock are convertible into shares of our voting common stock on a one-for-one basis (i) at the option of the respective holders thereof, at any time and from time to time on or after April 1, 2018 or (ii) automatically, without any payment of additional consideration by the holder thereof, (x) upon a transfer of such shares to any person or entity that is neither an affiliate of Nantucket nor an investment fund, investment vehicle or other account, that is, directly or indirectly, managed or advised by Nantucket or any of its affiliates pursuant to a sale of such stock to a third-party for cash in accordance with the terms and condition set forth in the Investor Rights Agreement, or (y) upon the subsequent release or transfer of such shares to the registered pre-Merger legacy stockholders of Napo's outstanding shares of common stock as of July 31, 2017 (the "Napo Legacy Stockholders"). Upon conversion of any non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding voting common stock.

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

        Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, (iv) any action asserting a claim that is governed by the internal affairs doctrine or (v) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated bylaws. This choice-of-forum provision may limit our stockholders' ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business and financial condition.

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

        As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned in the aggregate approximately 62% of the outstanding shares of our voting common stock. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

        The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of its internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We have needed to expend time and resources on documenting our internal control over financial reporting so that we are in a position to perform such evaluation when required. As an "emerging growth company," we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail itself of this exemption when we cease to be an "emerging growth company." When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase.

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

ITEM 3.    LEGAL PROCEEDINGS

        On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the "Plaintiff") on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the "Defendants"), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter. The Defendants intend to move to dismiss the amended complaint for failure to state a claim upon which relief may be granted.

        Other than as described above, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Quarter Ended	High	Low
March 31, 2016	$4.60	$1.35
June 30, 2016	$3.79	$1.19
September 30, 2016	$2.25	$1.09
December 31, 2016	$1.53	$0.61
March 31, 2017	$1.52	$0.50
June 30, 2017	$1.03	$0.505
September 30, 2017	$0.99	$0.17
December 31, 2017	$0.25	$0.105

Holders

        As of December 31, 2017, there were approximately 29 stockholders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any RSUs.

Dividend Policy

        We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Recent Sales of Unregistered Securities

        On October 30, 2017, pursuant to a debt settlement agreement dated October 30, 2017, we issued 235,134 shares of common stock to KCSA Strategic Communications ("KCSA"), which together with the 64,866 shares of common stock previously issued on July 31, 2017, fully satisfied $60,000 in debt incurred by us for services rendered by KCSA.

        In November and December 2017, through a series of partial redemptions pursuant to the terms of the Secured Convertible Promissory Note issued to Chicago Venture Partners, L.P. (the "CVP Note") as disclosed in our Form 8-K filed with the SEC on July 3, 2017, we issued 4,000,000 shares of common stock to redeem $601,311.80 of the CVP Note.

        In December 2017, pursuant to a share purchase agreement dated December 27, 2017, we issued 4,010,000 shares of our common stock to certain investors for gross proceeds of $401,000. We used net proceeds from the offering for commercialization activities relating to the launch of Mytesi, our FDA-approved human health product, and general corporate purposes.

        Other than as provided above and the shares of our common stock sold pursuant to the L2 Capital CSPA, as disclosed on our Form 8-K filed with the SEC on November 24, 2017, there were no unregistered sales of equity securities during the period.

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

Overview

        We are a commercial stage natural-products pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products for both human prescription use and animals on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. ("Napo"), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (crofelemer) product is approved by the U.S. Food and Drug Administration ("FDA") for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In the field of animal health, we are focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses.

        Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013. Napo formed Jaguar to develop and commercialize animal health products. Effective as of December 31, 2013, Jaguar was a wholly-owned subsidiary of Napo, and, until May 13, 2015, Jaguar was a majority-owned subsidiary of Napo. On July 31, 2017, the merger of Jaguar Animal Health, Inc. and Napo became effective, at which point Jaguar Animal Health's name changed to Jaguar Health, Inc. and Napo began operating as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of, and development of follow-on indications for, Mytesi.

        With the merger effective, we believe that our newly combined company is poised to realize a number of synergistic, value adding benefits—and an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer, upon which to build global partnerships.

        Mytesi is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Jaguar, through Napo, controls commercial rights for Mytesi for all indications, territories and patient populations globally. Mytesi is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea; orphan-drug indications for infants and children with congenital diarrheal disorders and short bowel syndrome (SBS); supportive care for inflammatory bowel disease (IBD); irritable bowel syndrome (IBS); and as a second-generation anti-secretory agent for use in cholera patients. Mytesi has received orphan-drug designation for SBS.

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

        On July 31, 2017, Jaguar Animal Health, Inc., or Jaguar, completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar, Napo, Napo Acquisition Corporation ("Merger Sub"), and Napo's representative (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as our wholly-owned subsidiary. Immediately following the Napo Merger, Jaguar changed its name from "Jaguar Animal Health, Inc." to "Jaguar Health, Inc." Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of Mytesi, a Napo drug product approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

        On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss was $22.0 million and $14.7 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had total stockholders' equity of $17.3 million and cash and cash equivalents of $520,698. We expect to continue to incur losses for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin commercialization activities. As a result, we expect to experience increased expenditures for 2018.

Revenue Recognition

        We recognize revenue in accordance with ASC 605 "Revenue Recognition", subtopic ASC 605-25 " Revenue with Multiple Element Arrangements " and subtopic ASC 605-28 " Revenue Recognition—Milestone Method ", which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

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

Product Revenue

        Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Beginning the three months ended December 2017, we developed sufficient sales history and pipeline visibility to recognize revenue when risk and title of products are transferred to the distributors. Prior to this, revenue recognition depended on notification directly from the distributor that product has been sold to the distributor's customer, and deferred revenue on shipments to distributors reflected the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Prior to the three months ended December 2017, our sales to distributors were invoiced and included in accounts receivable and deferred revenue upon shipment, and inventory was relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $344,194 and $117,523 for the years ended December 31, 2017 and 2016, respectively. The change resulted in the recognition of gross profit of $106,000 consisting of $163,000 in previously deferred revenue and $57,000 in related cost of revenue.

        Sales of Botanical Extract are recognized as revenue when delivered to the customer. We had Botanical Extract revenues of $78,000 and $24,000 in the years ended December 31, 2017 and 2016, respectively.

        Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. We had Mytesi revenues of $1,062,920 and $0 in the years ended Decemer 2017 and 2016, respectively. We record a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Collaboration Revenue

        On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. ("Elanco") to license, develop and commercialize Canalevia ("Licensed Product"), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We granted Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. On November 1, 2017, Elanco executed its right to terminate the agreement effective January 30, 2018.

        Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $2,371,300 in collaboration revenue in the year ended December 31, 2017, which is included in the statements of operations and comprehensive loss. The difference of $177,389 is included in deferred collaboration revenue in the balance sheet.

        In addition to the upfront payments, Elanco reimburses us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred. We have $1,380 of unreimbursed expenses as of December 31, 2017, which is included in Other Receivables on the balance sheet. We included the $504,771 of reimbursements in collaboration revenue in the year ended December 31, 2017, which is included in the statements of operations and comprehensive loss. On November 1, 2017, the Company received a letter (the "Notice") from Elanco serving as formal notice of Elanco's decision to terminate the Elanco Agreement by giving the Company 90 days written notice. Pursuant to the terms of the Elanco Agreement, termination of the Agreement became effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement will be revoked and the rights granted thereunder revert back to the Company.

Cost of Product Revenue

        Cost of product revenue expenses consist of costs to manufacture, package and distribute Neonorm related to those products that prior to December 2017 distributors have sold through to their customers, and beginning December 2017 products sold to distributors and other customers. Cost of product revenue also includes charges associated with inventory reserves.

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

Sales and Marketing Expense

        Sales and marketing expenses consist of personnel and related benefit expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi and Neonorm calf and foal sales.

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

Interest Expense

        Interest expense consists primarily of interest on convertible promissory notes, promisorry notes, and the loan and security agreement (long-term debt arrangement). We also include accretion of debt issuance costs, debt discount amortization and the accretion of an end-of-term long-term debt payment in interest expense in the statements of operations and comprehensive loss.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

        The following table summarizes the Company's results of operations with respect to the items set forth in such table for the years ended December 31, 2017 and 2016 together with the change in such items in dollars and as a percentage:

	Years Ended December 31,
	2017	2016	Variance	Variance %
Product revenue	$1,485,114	$141,523	$1,343,591	949.4%
Collaboration revenue	2,876,072	—	2,876,072	N/A

Total revenue	4,361,186	141,523	4,219,663	2981.6%

Operating Expenses
Cost of revenue	880,405	51,966	828,439	1594.2%
Research and development expense	4,269,455	7,206,864	(2,937,409)	(40.8)%
Sales and marketing expense	3,083,739	485,440	2,598,299	535.2%
General and administrative expense	11,247,647	5,983,238	5,264,409	88.0%
Impairment of goodwill	16,827,000	—	16,827,000	N/A
Impairment of long-lived intangible assets	2,300,000	—	2,300,000	N/A

Total operating expenses	38,608,246	13,727,508	24,880,738	181.2%

Loss from operations	(34,247,060)	(13,585,985)	(20,661,075)	(152.1)%
Interest expense, net	(1,209,632)	(985,549)	(224,083)	(22.7)%
Other income	88,549	(11,046)	99,595	901.6%
Change in fair value of warrants	695,341	(43,200)	738,541	N/A
Loss on extinguishment of debt	(477,054)	(108,000)	(369,054)	N/A

Net loss before tax	(35,149,856)	(14,733,780)	(20,416,076)	(138.6)%
Income tax benefit	13,181,242	—	13,181,242	N/A

Net loss and comprehensive loss	$(21,968,614)	$(14,733,780)	$(7,234,834)	(49.1)%

Revenue and Cost of Revenue

Product revenue

        Our product revenue of $1,485,114 and $141,523 and related cost of revenue of $880,405 and $51,966 for the years ended December 31, 2017 and 2016 reflects revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and botanical extract .

        Sales of our human drug Mytesi are recognized as revenue when the products are delivered to the wholesalers. We had Mytesi revenues of $1,062,920 and $0 for the years ended December 31, 2017 and 2016, respectively. We record a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

        Sales of our Neonorm Calf and Foal animal products to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Beginning December 2017, we developed sufficient sales history and pipeline visibility to recognize revenue when products are delivered to the distributors. Prior to December 2017, revenue recognition depended on notification directly from the distributor that product has been sold to the distributor's customer, and deferred revenue on shipments to distributors reflected the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Prior to December 2017, our sales to distributors were invoiced and included in accounts receivable and deferred revenue upon shipment, and inventory was relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $344,194 and $117,523 for the years ended December 31, 2017 and 2016, respectively. The change resulted in the recognition of gross profit of $106,000 consisting of $163,000 in previously deferred revenue and $57,000 in related cost of revenue.

        Sales of Botanical Extract are recognized as revenue when delivered to the customer. We had Botanical Extract revenues of $78,000 and $24,000 in the years ended December 31, 2017 and 2016, respectively. We began selling botanical extract to a distributor for use exclusively in China beginning in September 2016. Revenue increased due to an increase in kilograms of botanical extract sold directly to customers in the years ended December 31, 2017 compared to the same period in 2016. We had no cost of product revenue associated with the botanical extract as we wrote off the full value of the botanical extract to expense in 2014 due to uncertainty of future use and ability to sell to a customer.

Collaboration revenue

        On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco to license, develop and commercialize Canalevia ("Licensed Product"), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We granted to Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco has exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689 and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement, and royalty payments on global sales. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. Elanco will reimburse us for certain development and regulatory expenses related to our planned target animal safety study and the completion of our field study of Canalevia for acute diarrhea in dogs. The $2,548,689 total of the upfront payment and expense reimbursement is recognized as collaboration revenue ratably over the estimated development period of one year resulting in $2,371,300 in collaboration revenue in the year ended December 31, 2017. In addition to the upfront payments, Elanco reimburses us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred. We included $504,771 of reimbursements in collaboration revenue in the year ended December 31, 2017.

Research and Development Expense

        The following table presents the components of research and development expense for the years ended December 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2017	2016	Variance	Variance %
R&D:
Personnel and related benefits	$2,162,251	$2,546,220	$(383,969)	(15.1)%
Materials expense and tree planting	248,010	113,394	$134,616	118.7%
Travel, other expenses	189,622	400,846	$(211,224)	(52.7)%
Clinical and contract manufacturing	439,071	2,254,122	$(1,815,051)	(80.5)%
Stock-based compensation	216,932	181,489	$35,443	19.5%
Other	1,013,569	1,710,793	$(697,224)	(40.8)%

Total	$4,269,455	$7,206,864	$(2,937,409)	(40.8)%

        Our research and development expense decreased $2,937,409 from $7,206,864 in the year ended December 31, 2016 to $4,269,455 for the same period in 2017. Personnel and related benefits decreased $383,969 from $2,546,220 in the year ended December 31, 2016 to $2,162,251 in the same period in 2017 due to an increase of $148,343 employee leasing chargebacks to Napo for services rendered in the seven months ended July 31, 2017 over the year ended December 31, 2016 with the remainder of the decrease due to changes in headcount personnel and related salaries and benefits year over year. Travel expenses decreased $211,224 from $400,846 in the year ended December 31, 2016 to $189,622 in the same period in 2017 due primarily to a decrease in clinical activity. Clinical trial work decreased and contract manufacturing work was completed in Q1 2016 resulting in a reduction of expense of $1,815,051 from $2,254,122 in the year ended December 31, 2016 to $439,071 in the same period in 2017. Clinical expenses decreased $1,400,746 from $1,921,863 in the year ended December 31, 2016 to $521,117 in the same period in 2017, and contract manufacturing expense decreased $414,305 due to the completion of the manufacturing setup in Italy in the first quarter of 2016 and due to some related contract adjustments that arose in the second quarter of 2017. Stock-based compensation increased $35,443 from $181,489 in the year ended December 31, 2016 to $216,932 in the same period in 2017 primarily due to an increase in the number of outstanding option grants year over year. Other expenses, consisting primarily of consulting and formulation expenses, decreased $697,224 from $1,710,793 in the year ended December 31, 2016 to $1,013,569 in the same period in 2017. Consulting expenses decreased $540,559 from $1,047,285 in the year ended December 31, 2016 to $506,726 in the same period in 2017 consistent with the decrease in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls ("CMC") activities. Formulation expenses decreased $154,180 from $420,143 in the year ended December 31, 2016 to $265,963 for the same period in 2017 due to an decrease in work needed for clinical operations. We plan to increase our research and development expense as we continue developing our drug candidates. Our research and development expenses include $1,014,820 of Napo research and development expenses for the five month period from the July 31, 2017 acquisition.

        We continued to increase our level of support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in spend of $134,616 from $113,393 in the year ended December 31, 2016 to $248,010 in the same period in 2017. We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

        The following table presents the components of sales and marketing expense for the years ended December 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2017	2016	Variance	Variance %
S&M:
Personnel and related benefits	$753,944	$198,100	$555,844	280.6%
Stock-based compensation	32,325	73,679	(41,354)	(56.1)%
Direct Marketing Fees	1,491,869	116,417	1,375,452	1181.5%
Other	805,601	97,244	708,357	728.4%

Total	$3,083,739	$485,440	$2,598,299	535.2%

        Our sales and marketing expense increased $2,598,299 from $485,440 in the year ended December 31, 2016 to $3,083,739 in the same period in 2017. Personnel and related benefits increased $555,844 from $198,100 in the year ended December 31, 2016 to $753,944 in the same period in 2017 due to headcount changes year over year, net of $42,703 in employee leasing chargebacks to Napo for services rendered in the seven months ended July 31, 2017 over the year ended December 31, 2016. Stock based compensation expense decreased $41,354 from $73,679 in the year ended December 31, 2016 to $32,325 in the same period in 2017 due to new options granted at a much lower fair value due to a lower strike price and a lower fair market value. Direct marketing and sales expense increased $1,375,452 from $116,417 in the year ended December 31, 2016 to $1,491,869 for the same period in 2017 due to an increase in marketing programs to promote the Napo Mytesi product. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively increased $708,357 from $97,244 in the year ended December 31, 2016 to $805,601 in the same period in 2017. We plan to expand sales and marketing spend to promote our Mytesi products. Sales and marketing expenses include $2,519,701 in Napo sales and marketing expenses for the five month period from the July 31, 2017 acquisition.

General and Administrative Expense

        The following table presents the components of general and administrative expense for the years ended December 31, 2017 and 2016 together with the change in such components in dollars and as a percentage:

	Years Ended December 31,
	2017	2016	Variance	Variance %
G&A:
Personnel and related benefits	$1,810,132	$2,104,809	$(294,677)	(14.0)%
Accounting fees	740,959	311,693	429,266	137.7%
Third-party consulting fees and Napo service fees	1,470,737	374,852	1,095,885	292.4%
Legal fees	3,462,769	824,288	2,638,481	320.1%
Travel	303,601	310,066	(6,465)	(2.1)%
Stock-based compensation	565,356	462,759	102,597	22.2%
Rent and lease expense	336,435	384,147	(47,712)	(12.4)%
Public company expenses	777,629	291,253	486,376	167.0%
Other	1,780,029	919,371	860,658	93.6%

Total	$11,247,647	$5,983,238	$5,264,409	88.0%

        Our general and administrative expenses increased $5,264,409 from $5,983,238 in the year ended December 31, 2016 to $11,247,647 for the same period in 2017 due primarily to $3,521,751 in merger related expenses incurred in the year ended December 31, 2017, including $858,103 in consulting services for a fairness opinion, $101,119 in other consulting services, $2,202,799 in estimated legal fees and $136,529 in estimated audit fees, and $223,201 in estimated printer and filing fees. Personnel and related benefits decreased $294,677 from $2,104,809 in the year ended December 31, 2016 to $1,810,132 in the same period in 2017 due to an increase of $60,232 in employee leasing chargebacks for services rendered in the seven months ended July 31, 2017 versus the year ended December 31, 2016, a decrease in severance expense of $105,425 from $105,425 in the year ended December 31, 2016 to $0 in the same period in 2017, with the remainder of the decrease due to changes in headcount personnel and related salaries year over year, primarily at high paying executive levels. Personnel and related benefits for the year ended December 31, 2017 include $321,313 for Napo's personnel and related benefits for the five months from the July 31, 2017 date of acquisition. Stock-based compensation increased $102,597 from $462,759 in the year ended December 31, 2016 to $565,356 in the same period in 2017 due primarily to expense associated with new grants to existing employees. Public company expenses increased $486,376 from $291,253 in the year ended December 31, 2016 to $777,629 in the same period in 2017 due primarily to the $223,201 in merger related printer expenses. In addition to the $136,529 of audit related merger fees discussed above, our annual, quarterly and other audit and accounting fees increased by another $292,737 resulting in an aggregate $429,266 increase in accounting fees from $311,693 in the year ended December 31, 2016 to $740,959 in the same period in 2017. In addition to the $2,202,799 of legal related merger fees, our general corporate and public securities legal fees increased an additional $435,682 resulting in an aggregate increase of $2,638,481 in legal fees from $824,288 in the year ended December 31, 2016 to $3,462,769 in the same period in 2017. In addition to the $858,103 fairness opinion consulting and $101,119 in other consulting merger related fees, our non-merger related consulting expenses increased by $106,663 resulting in aggregate increase of $1,095,885 from $374,852 in the year ended December 31, 2016 to $1,470,737 in the same period in 2017. Rent and lease expense decreased $47,712 from $384,147 in the year ended December 31, 2016 to $336,435 in the same period in 2017 due primarily to an increase of $24,771 in employee leasing chargebacks to Napo for space used in connection with our employees providing services to Napo during the seven months ended July 31, 2017, offset by additional parking and apartment rent year over year. Other expenses, including warrant expense, insurance costs, office and facilities expenses increased $860,658 from $919,371 in the year ended December 31, 2016 to $1,780,029 in the same period in 2017 primarily due to $23,000 of expense related to warrant exercises, $26,629 increase in conferences and meetings, a $26,210 increase in IT expenses, net of a reduction of $30,906 in bank and credit card fees, net of a reduction of $109,381 in recruiting fees. Other expenses for the year ended December 31, 2017 include $901,009 for Napo's other general and administrative expenses for the five months from the July 31, 2017 date of acquisition. We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. General and administrative expenses include $1,750,751 in Napo sales and marketing expenses for the five month period from the July 31, 2017 acquisition.

Liquidity and Capital Resources

Sources of Liquidity

        We had an accumulated deficit of $62.4 million as a result of incurring net losses since our inception as we have not generated enough revenue to cover costs and expenses through the current fiscal year. Our net loss and comprehensive loss was $22.0 million for the year ended December 31, 2017. We expect to continue to incur additional losses through the end of fiscal year 2017 and into future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

        We had cash and cash equivalents of $520,698 as of December 31, 2017. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K for the years ended December 31, 2017 and 2016 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

        To date, we have funded our operations primarily through the issuance of equity securities, short-term convertible promissory notes, and long-term debt, in addition to sales of our commercial products:

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

  •
  In June 2016, we entered into the CSPA with a private investor. Under the terms of the agreement, we may sell up to $15.0 million in common stock to the investor during the approximately 30-month term of the agreement. Upon execution of the CSPA, we sold 222,222 shares of our common stock to the investor at $2.25 per share for net proceeds of $448,732, reflecting gross proceeds of $500,000 and offering expenses of $51,268. In consideration for entering into the CSPA, we issued 456,667 shares of our common stock to the investor. We issued 1,348,601 shares in exchange for net proceeds of $2,122,570, reflecting gross proceeds of $2,176,700 net of $54,130 offering expenses under the CSPA in the year ended December 31, 2016. And in the nine months ended September 30, 2017, we sold another 3,972,510 shares of the Company's common stock in exchange for $2,387,085 of gross cash proceeds. Of the $15.0 million available under the CSPA, we have received $5,063,785 from the sale of 6,000,000 shares of our common stock as of December 31, 2017.

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

  •
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

  •
  On June 28, 2017, we closed a private investment in public entities, or PIPE, with a member of our board of directors. We received gross proceeds of $50,000 in exchange for 100,000 shares of our common stock.

  •
  On June 29, 2017, we issued a secured convertible promisorry note to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender's legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on August 2, 2018.

  •
  On July 13, 2017, we closed a PIPE, with an investor. We received gross proceeds of $50,000 in exchange for 100,000 shares of our common stock.

  •
  On July 31, 2017, as part of the merger with Napo, we sold 3,243,243 shares of our common stock to an investor in exchange for $1,000,000 in cash and $2,000,000 in a direct payoff of Napo debt.

  •
  On July 31, 2017, we entered into Warrant Exercise Agreements, or Exercise Agreements, with certain holders of Series C Warrants, or the Exercising Holders, which Exercising Holders own, in the aggregate, Series C Warrants exercisable for 908,334 shares of the Company's common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Series C Warrants with respect to 908,334 shares of common stock underlying such Series C Warrants for a reduced exercise price equal to $0.40 per share. The Company received aggregate gross proceeds of approximately $363,334 from the exercise of the Series C Warrants by the Exercising Holders.

  •
  On October 3, 2017, we issued 21,250,000 shares of our common stock in exchange for net proceeds of $3,494,173 upon the closing of our follow-on public offering, consisting of gross proceeds of $4,250,000 net of $297,500 of underwriting discounts and commissions and $458,377 of offering expenses. On November 1, 2017, we issued an additional 437,500 shares for net proceeds of $81,331 consisting of gross proceeds of $87,500 net of $6,125 of underwriting discounts and commissions and $1,500 in expenses.

  •
  On November 24, 2017, we entered into a share purchase agreement with an investor wherein during the year ended December 31, 2017 we received net proceeds of $555,000 in exchange for 5,100,000 shares of our common stock.

  •
  On December 8, 2017, we issued a secured promisorry note to an existing lendor in the aggregate principal amount of $1,587,500 less an original issue discount of $462,500 and less $25,000 to cover the lender's legal fees for net cash proceeds of $1,100,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on September 8, 2018.

  •
  On December 28 and 29, 2017, we entered into a series of PIPE financings with existing investors wherein we received $401,000 in exchange for 4,010,000 shares of our common stock.

        We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of our pipeline in the near term. We do not believe our current capital is sufficient to fund our operating plan through December 2018. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements.

Cash Flows for Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

        The following table shows a summary of cash flows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Total cash used in operations	$(9,824,940)	$(14,413,718)
Total cash (used in)/ provided by investing activities	(1,285,215)	2,384,500
Total cash provided by financing activities	10,679,874	5,282,666

	$(430,281)	$(6,746,552)

Cash Used in Operating Activities

        During the year ended December 31, 2017, cash used in operating activities of $9,824,940 resulted from our net loss of $22.0 million, adjusted by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $600,000, stock-based compensation of $815,000, change in fair value of modified warrants of $23,000, reduction in the fair value of warrant liability of $695,000, loss on extinguishment of debt of $477,000, stock issued in the merger in exchange for services $151,000, common stock issued in exchange for services rendered of $44,000, depreciation and amortization expenses of $584,000, interest paid on the conversion of debt to equity of $79,000, impairment of goodwill of $16.8 million, impairment of long-lived intangible assets of $2,300,000 deferred income benefit of $13.2 million, and gain on revaluation of derivative liability of $9,000, net of changes in operating assets and liabilities of $4.1 million.

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

Cash Provided By/Used In Investing Activities

        During the year ended December 31, 2017, cash used in investing activities of $1,285,215 consisted of cash used in acquisition, net of cash acquired of $1.6 million offset by $272,000 of release of restricted cash that resulted from principal payments of our long-term debt.

        During the year ended December 31, 2016, cash provided by investing activities of $2.4 million primarily consisted of $2.5 million of a release of restricted cash that resulted from a reduction in our long-term debt, net of $104,000 in purchases of property and equipment.

Cash Provided by Financing Activities

        During the year ended December 31, 2017, cash used in financing activities of $10,679,874 consisted of $3.5 million of net proceeds received in a follow-on registration statement, $555,000 and $401,000 received in separate PIPE financings, $2.3 million in net proceeds received in the CSPA, $94,000 in net proceeds received in a PIPE financing, $1.7 million received in the issuance of convertible debt, $1.1 million received in the issuance of non-convertible debt, $3.0 million received from the sale of common stock in the merger, and $363,000 received in the exercise of certain warrants, offset by $2.4 million in principal payments of our long-term debt.

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

Description of Indebtedness

Convertible Notes and Warrants

        Convertible notes at December 31, 2017 and December 31, 2016 consist of the following:

	December 31, 2017	December 31, 2016
February 2015 convertible notes payable	150,000	150,000
June 2017 convertible note payable	1,613,089	—
Napo convertible notes	12,153,389	—

	$13,916,478	$150,000
Less: unamortized debt discount and debt issuance costs	(261,826)	—

Net convertible notes payable obligation	$13,654,652	$150,000

Convertible notes payable—non-current	10,982,437	—

Convertible notes payable—current	$2,672,215	$150,000

        Interest expense on the convertible notes for the years ended December 31, 2017 and 2016 follows:

	Years Ended December 31,
	2017	2016
February 2015 convertible note nominal interest	$18,000	$18,049
June 2017 convertible note nominal interest	85,581	—
June 2017 convertible note accretion of debt discount	247,175	—
Napo convertibles note nominal interest	283,520	—

Total interest expense on convertible debt	$634,276	$18,049

        Interest payable on all convertible notes was $642,405 and $94,048 at December 31, 2017 and 2016.

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

  * Extinguishment of debt

        On January 31, 2017, we entered into another amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, our board of directors granted the lender a warrant to purchase 370,916 shares of our common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in our treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. We calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in loss on extinguishment of debt in the statements of operations and comprehensive loss in the year ended December 31, 2017. The debtor agreed to accept our common stock as payment for all outstanding principal and interest in March of 2018.

        The $150,000 note is included in notes payable in current liabilities on the balance sheet. We have unpaid accrued interest of $51,929 and $33,929, which is included in accrued expenses on the balance sheet as of December 31, 2017 and December 31, 2016, respectively, and incurred interest expense of $18,000 and $18,049 in the years ended December 31, 2017 and 2016 which are included in interest expense in the statement of operations and comprehensive loss.

June 2017 Convertible Note

        On June 29, 2017, we issued a secured convertible promisorry note ("Note") to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender's legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on August 2, 2018. We have accrued interest of $6,180 at December 31, 2017 which is included in accrued expenses on the balance sheet, and incurred nonmal interest of $85,581 in interest expense in the year ended December 31, 2017 which is included in interest expense in the statement of operations and comprehensive loss. We recorded debt discount accretion of $247,175 in interest expense for the year ended December 31, 2017 which is included in the statement of operations and comprehensive loss. The lender has the right to convert all or any portion of the outstanding balance into our common stock at $1.00 per share. The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor's option.

        The Note provides for two separate features that result in a derivative liability:

  1.
  Repayment of mandatory default amount upon an event of default—upon the occurrence of any event of default, the lendor may accelerate the Note resulting in the outstanding balance becoming immediately due and payable in cash; and

  2.
  Automatic increase in the interest rate on and during an event of default—during an event of default, the interest rate will increase to the lesser of 17% per annum or the maximum rate permitted under applicable law.

        We computed fair values at June 30, 2017 of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The $9,000 gain is included in other income and expense in the statement of income and comprehensive income.

        The balance of the note payable of $1,351,264, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $521,911, plus the accretion of the debt discount and debt issuance costs of $247,175 in the year ended December 31, 2017, is included in convertible notes payable in current liabilities on the balance sheet.

        Interest payable on the accumulation of all convertible notes was $118,228 and $94,048 at December 31, 2017 and 2016.

Napo convertible notes

        In December 2016, our Napo subsidiary entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo

December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. We assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of 2.42 years, conversion price of $0.925, volatility of 115%, and risk free rate of 1.41%. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statement of operations and comprehensive loss. At December 31, 2017, the unamortized balance of the note payable is $10,982,438 and the accrued interest on these notes is $448,779 which are included in the balance sheet.

        In March 2017, our subsidiary Napo entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The notes bear interest at 3% and mature on December 1, 2017. Interest may be paid at maturity in either cash or shares of Jaguar per terms of the exchangeable note purchase agreement. The notes may be exchanged for up to 2,343,752 shares of Jaguar common stock, prior to maturity date. We assumed the notes at fair value of $1,312,500 as part of the Napo Merger. At December 31, 2017, the accrued interest on these notes is $29,774. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of tranche 1 of 0.34 years and tranche 2 of 0.42 years, conversion price of $0.56, volatility of tranche 1 of 70% and tranche 2 of 100%, and risk free rate of tranche 1 of 1.09% and tranche 2 of 1.13%.

  First Amendment to Note Purchase Agreement and Notes

        In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. We also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes is $1,170,950. This amendment resulted in our treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. We calculated a loss on extinguishment of notes of $157,500, which is included in loss on extinguishment of debt in the Company's consolidated statement of operations and comprehensive income. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss.

        At December 31, 2017, the balance of the notes payable of $1,170,950 was included in convertible notes payable in current liabilities on the consolidated balance sheet. The accrued interest on these notes of $29,774 is included in accrued expenses in current liabilities on the consolidated balance sheet.

Notes Payable

	December 31, 2017	December 31, 2016
December 2017 convertible note payable	$1,587,500	$—

	$1,587,500	$—
Less: unamortized net discount and debt issuance costs	(446,347)	—

Net convertible notes payable obligation	$1,141,153	$—

        Interest expense on the notes for the years ended December 31, 2017 and 2016 follows:

	Years ended December 31,
	2017	2016
December 2017 convertible note nominal interest	$8,134	$—
December 2017 convertible note accretion of debt discount	41,153	—

Total interest expense on convertible debt	$49,287	$—

        Interest payable on notes payable was $8,134 and $0 at December 31, 2017 and 2016, respectively.

        On December 8, 2017, we entered into a securities purchase agreement (the "Securities Purchase Agreement") with an existing creditor pursuant to which we issued a promissory note (the "Note") in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover the lender's transaction expenses. We will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.

        Under the Securities Purchase Agreement, we are subject to certain covenants, including the obligations of the Company to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of the Company's common stock on a securities exchange; (iii) avoid trading in the Company's common stock from being suspended, halted, chilled, frozen or otherwise ceased; (iv) not issue any variable securities (i.e., Company securities that (a) have conversion rights of any kind in which the number of shares that may be issued pursuant to the conversion right varies with the market price of the our common stock or (b) are or may become convertible into shares of the our common stock with a conversion price that varies with the market price of such stock) that generate gross cash proceeds to us of less than the lesser of $1 million and the then-current outstanding balance of the Note without the lender's prior consent; (v) not grant a security interest in its assets without the lender's prior consent; and (vi) other customary covenants and obligations, for which our failure to comply may be subject to certain liquidated damages.

        In addition, beginning on January 31, 2018, the lender will have the right to redeem a portion of the outstanding balance of the Note in any amount up to $350,000 per month for the first six months following the Purchase Price Date and $500,000 per month thereafter. For purposes of calculating the maximum amount that may be redeemed in any month, the amounts redeemed under the Note will be aggregated with all redemption amounts under the Secured Convertible Promissory Note in the original principal amount of $2,155,000 issued by us in favor of the creditor on June 29, 2017.

Long-term Debt

        In August 2015, we entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement requires us to maintain

$4.5 million of the proceeds in cash, which may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon payment of $600,000 on August 1, 2018 (as modified in the third amendment to the Loan Agreement). This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. Proceeds were net of a $134,433 debt discount under the terms of the loan agreement. This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement. Under the agreement, we are entitled to prepay principal and accrued interest upon five days prior notice to the lender. In the event of prepayment, we are obligated to pay a prepayment charge. If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as we are required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b) after such time as we are no longer required to maintain a minimum cash balance, 3% of the amount being prepaid. If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

        On April 21, 2016, the loan and security was amended upon which we repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest only payments for the period from May through August 2016.

        On July 7, 2017, we entered into the third amendment to the Loan Agreement upon which we paid $1.0 million of the outstanding loan balance, and the Lender waived the Prepayment Charge associated with such prepayment. The Third Amendment modified the repayment schedule providing a three-month period of interest only payments for the period from August 2017 through October 2017, and reduced the required cash amount that we must keep on hand to $500,000, which will be reduced following the Lender's receipt of each principal repayment subsequent to the $1.0 million. As the present value of the cash flows under the terms of the third amendment is less than 10% different from the remaining cash flows under the terms of the loan agreement prior to the amendment, the third amendment was accounted as a debt modification.

        As of December 31, 2017 and 2016, the net long-term debt obligation was as follows:

	December 31, 2017	December 31, 2016
Debt and unpaid accrued end-of-term payment	$1,636,639	$3,894,320
Unamortized note discount	(6,615)	(42,493)
Unamortized debt issuance costs	(20,780)	(114,626)

Net debt obligation	$1,609,244	$3,737,201

Current portion of long-term debt	$1,609,244	$1,919,675
Long-term debt, net of discount	—	1,817,526

Total	$1,609,244	$3,737,201

        Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2018	1,089,199

Total future principal payments	1,089,199
2018 end-of-term payment	600,000

1,689,199
Less: unaccreted end-of-term payment at December 31, 2017	(52,560)

Debt and unpaid accrued end-of-term payment	$1,636,639

        The obligation at December 31, 2017 includes an end-of-term payment of $600,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

        Interest expense on the long-term debt for the years ended December 31, 2017 and 2016 was as follows:

	Years ended December 31,
	2017	2016
Nominal interest	$214,037	$457,448
Accretion of debt discount	35,878	64,142
Accretion of end-of-term payment	164,413	267,230
Accretion of debt issuance costs	111,741	178,713

	$526,069	$967,533

        Interest payable on the long-term debt was $9,422 and $29,934 at December 31, 2017 and 2016, respectively.

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

        The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the balance sheet, and the $43,200 increase is included in the statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants. The series A warrants and placement agent warrants were revalued on December 31, 2017 at $103,860 and is included in the balance sheet. The valuation reflects a reduction of $695,341 from the $799,201 December 31, 2016 valuation. The reduction is included in the statements of operations and comprehensive loss. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%.

        On July 31, 2017, we entered into Warrant Exercise Agreements (the "Exercise Agreements") with certain holders of Series C Warrants (the "Exercising Holders"), which Exercising Holders own, in the aggregate, Series C Warrants exercisable for 908,334 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and we agreed that the Exercising Holders would exercise their Series C Warrants with respect to 908,334 shares of common stock underlying such Series C Warrants for a reduced exercise price equal to $0.40 per share. We received aggregate gross proceeds of approximately $363,334 from the exercise of the Series C Warrants by the Exercising Holders. The difference between the pre-modification and post-modification fair value of $23,000 was expensed in general and administrative expense in the statements of operations and comprehensive income. The pre-modification fair value was computed using the Black-Scholes-Merton model using a stock price of $0.56 (fair market value on modification date), original strike price of $1.00, expected life of 0.83 years, volatility of 115.28%, risk-free rate of 1.20% to arrive at a fair value of $0.1347 per share. The post-modification fair value was computed using the intrinsic value on the date of modification or $0.16 per share.

        We granted warrants to purchase the 1,224,875 shares of our common stock at an exercise price price of $0.08 per share to replace our Napo subsidiary's warrants upon the consummation of the Merger. Of the 1,224,875 warrants, 145,457 warrants expire on December 31, 2018 and 1,079,418 warrants expire on December 31, 2025. The warrants were valued at $630,859, using the Black-Scholes-Merton warrant pricing model as follows: exercise price of $0.08 per share, stock price of $0.56 per share, expected life ranging from 1.42 years to 8.42 years, volatility ranging from 75.07% to 110.03%, and risk free rate ranging from 1.28% to 2.14%. The warrants were accounted in equity.

        Our warrant activity is summarized as follows:

	Years ended December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	1,595,791	5,253,337
Warrants exercised	(908,334)	—
Warrants cancelled	(1,836,308)	(33,333)

Ending balance	4,820,025	5,968,876

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

Revenue Recognition

        We recognize revenue in accordance with ASC 605 " Revenue Recognition", subtopic ASC 605-25 " Revenue with Multiple Element Arrangements " and subtopic ASC 605-28 " Revenue Recognition—Milestone Method ", which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

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

Product Revenue

        Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Beginning the three months ended December 2017, we developed sufficient sales history and pipeline visibility to recognize revenue when risk and title of products are transferred to the distributors. Prior to this, revenue recognition depended on notification directly from the distributor that product has been sold to the distributor's customer, and deferred revenue on shipments to distributors reflected the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Prior to the three months ended December 2017, our sales to distributors were invoiced and included in accounts receivable and deferred revenue upon shipment, and inventory was relieved and revenue recognized upon shipment by the distributor to their customer. We had Neonorm revenues of $344,194 and $117,523 for the years ended December 31, 2017 and 2016, respectively. The change resulted in the recognition of gross profit of $106,000 consisting of $163,000 in previously deferred revenue and $57,000 in related cost of revenue.

        Sales of Botanical Extract are recognized as revenue when delivered to the customer. We had Botanical Extract revenues of $78,000 and $24,000 in the years ended December 31, 2017 and 2016, respectively.

        Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. We had Mytesi revenues of $1,062,920 and $0 in the years ended Decemer 2017 and 2016, respectively. We record a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

  Collaboration Revenue

        On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. ("Elanco") to license, develop and commercialize Canalevia ("Licensed Product"), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. We granted

Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with us in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products. On November 1, 2017, Elanco executed its right to terminate the agreement effective January 30, 2018.

        Under the terms of the Elanco Agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that we will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $2,371,300 in collaboration revenue in the year ended December 31, 2017, which is included in the statements of operations and comprehensive loss. The difference of $177,389 is included in deferred collaboration revenue in the balance sheet.

        In addition to the upfront payments, Elanco reimburses us for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred. We have $1,380 of unreimbursed expenses as of December 31, 2017, which is included in Other Receivables on the balance sheet. We included the $504,771 of reimbursements in collaboration revenue in the year ended December 31, 2017, which is included in the statements of operations and comprehensive loss. On November 1, 2017, the Company received a letter (the "Notice") from Elanco serving as formal notice of Elanco's decision to terminate the Elanco Agreement by giving the Company 90 days written notice. Pursuant to the terms of the Elanco Agreement, termination of the Agreement became effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement will be revoked and the rights granted thereunder revert back to the Company.

Goodwill and Indefinite-lived Intangible Assets

        Goodwill is tested for impairment on an annual basis and in between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit's book value to its estimated fair market value. We perform annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

        If the carrying value of a reporting unit's net assets exceeds its fair value, the goodwill would be considered impaired and would be reduced to its fair value. The goodwill was entirely allocated to the human health reporting unit as the goodwill relates to the Napo Merger. The decline in market capitalization during the year ended December 31, 2017 was determined to be a triggering event for potential goodwill impairment. Accordingly we performed the goodwill impairment analysis. The Company utilized the market capitalization plus a reasonable control premium in the performance of its impairment test. The market capitalization was based on the outstanding shares and the average market share price for the 30 days prior to December 31, 2017. Based on the results of our impairment test, the Company recorded an impairment charge of $16,827,000 during the year ended December 31, 2017. If the market capitalization decreases in the future, a reasonable possibility exists that goodwill could be further impaired in the near term and that such impairment may be material to the financial statements.

        Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further goodwill impairment in the future. Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. Based on the results of our impairment test, the Company recorded an impairment charge of $2,300,000 during the year ended December 31, 2017. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the consolidated balance sheet. If impairment is indicatd by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

        Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.

        In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the consolidated balance sheet. If impairment is indicatd by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

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

Income Taxes

        As of December 31, 2017, the Company had federal and state net operating loss carryovers of approximately $20,777,790 and $21,432,738, respectively The federal and state net operating losses will begin to expire in 2033. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2017, a valuation allowance was necessary to fully offset our deferred tax assets. We have evaluated our uncertain tax positions and determined that we have no liabilities from unrecognized tax benefits and therefore we have not incurred any penalties or interest. The Tax Reform Act of 1986, as amended, limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions.

Recent Accounting Pronouncements

        In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception" ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

        In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. We early adopted this ASU in 2017. For impact of the adoption of this standard, refer to Note 6 "Goodwill" to the Condensed Consolidated Financial Statements.

        In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the adoption of ASU No. 2016-18 on our consolidated financial statements.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued modifications or clarifications in ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. We have completed the process of evaluating the effects of the adoption of Topic 606 and determined that the timing and measurement of our revenues under the new standard is similar to that recognized under the previous revenue guidance. Similar to the current guidance, we will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates and product returns. Revenue will be recognized at a point in time upon the transfer of control of our products, which occurs upon delivery for substantially all of the our sales. As such, the adoption of ASU 2014-09, ASU 2016-10 and ASU 2016-12 will not have a material impact on our financial position and results of operations. We will adopt the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings as prescribed by the modified retrospective method of adoption.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Health, Inc.
Index to Financial Statements

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	112
Balance Sheets as of December 31, 2017 and 2016	113
Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016	114
Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders' (Deficit) for the period from December 31, 2015 through December 31, 2017	115
Statements of Cash Flows for the years ended December 31, 2017 and 2016	116
Notes to Audited Financial Statements	118

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Jaguar Health, Inc.
San Francisco, California

Opinion on the consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Jaguar Health, Inc. (formerly Jaguar Animal Health, Inc.)(the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

/s/ BDO USA, LLP

San Francisco, California
April 9, 2018

Jaguar Health, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$520,698	$950,979
Restricted cash	239,169	511,293
Accounts receivable	467,658	4,963
Other receivable	1,380	—
Due from former parent	—	299,648
Inventory	2,072,817	412,754
Deferred offering costs	—	72,710
Prepaid expenses and other current assets	497,373	302,694

Total current assets	3,799,095	2,555,041
Land, property and equipment, net	1,222,068	885,945
Goodwill	5,210,821	—
Intangible assets, net	33,397,222	—
Other assets	—	122,163

Total assets	$43,629,206	$3,563,149

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,354,932	$517,000
Deferred collaboration revenue	177,389	—
Deferred product revenue	—	224,454
Deferred rent	4,584	—
Accrued expenses	2,199,549	582,522
Warrant liability	103,860	799,201
Derivative liability	11,000	—
Conversion option liability	111,841	—
Convertible notes payable	2,672,215	150,000
Notes payable	1,141,153	—
Current portion of long-term debt	1,609,244	1,919,675

Total current liabilities	15,385,767	4,192,852
Long-term debt, net of discount	—	1,817,526
Convertible notes payable	10,982,437	—
Deferred rent	—	6,956

Total liabilities	$26,368,204	$6,017,334

Commitments and Contingencies (See Note 7)
Stockholders' Equity (Deficit):
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016.	—	—
Common stock: $0.0001 par value, 250,000,000 shares and 50,000,000 authorized at December 31, 2017 and 2016, respectively; 62,707,480 and 14,007,132 shares issued and outstanding at December 31, 2017 and 2016, respectively.	6,271	1,401
Common stock—non-voting: $0.0001 par value, 50,000,000 and 0 shares authorized at December 31, 2017 and 2016; 42,617,893 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively.	4,262	—
Additional paid-in capital	79,655,191	37,980,522
Accumulated deficit	(62,404,722)	(40,436,108)

Total stockholders' equity (deficit)	17,261,002	(2,454,185)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$43,629,206	$3,563,149

The accompanying notes are an integral part of these financial statements.

Jaguar Health, Inc.

Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2017	2016
Product revenue	$1,485,114	$141,523
Collaboration revenue	2,876,072	—

Total revenue	4,361,186	141,523

Operating Expenses
Cost of product revenue	880,405	51,966
Research and development expense	4,269,455	7,206,864
Sales and marketing expense	3,083,739	485,440
General and administrative expense	11,247,647	5,983,238
Impairment of goodwill	16,827,000	—
Impairment of indefinite-lived intangible assets	2,300,000	—

Total operating expenses	38,608,246	13,727,508

Loss from operations	(34,247,060)	(13,585,985)
Interest expense	(1,209,632)	(985,549)
Other income/(expense)	88,549	(11,046)
Change in fair value of warrants	695,341	(43,200)
Loss on extinguishment of debt	(477,054)	(108,000)

Net loss before income tax	(35,149,856)	(14,733,780)
Income tax benefit	13,181,242	—

Net loss and comprehensive loss	$(21,968,614)	$(14,733,780)

Net loss per share, basic and diluted	$(0.51)	$(1.35)

Weighted-average common shares outstanding, basic and diluted	43,435,928	10,951,178

The accompanying notes are an integral part of these financial statements.

Jaguar Health, Inc.

Statement of Changes in Common Stock and Stockholders' Equity (Deficit)

			Common stock— non-voting
	Common Stock						Total Stockholders' Equity (Deficit)
					Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
Balances—December 31, 2015	8,124,923	$812			$30,100,613	$(25,702,328)	$4,399,097
Issuance of common stock in a secondary public offering, net of discounts and commissions of $373,011 and offering costs of $496,887 February 2016	2,000,000	200			4,129,902	—	4,130,102
Issuance of common stock in a private investment in public entities offering, net of offering costs of $105,398 June 2016.	2,027,490	203			2,571,099	—	2,571,302
Issuance of common stock in a private investment in public entities offering October 2016	170,455	17			149,983	—	150,000
Issuance of common stock and equity warrants in a private investment in public entities offering, net of warrant liability of $700,001 and net of offering costs of $96,833 November 2016	1,666,668	167			203,000	—	203,167
Warrants, issued in conjunction with debt extinguishment	—	—			108,000	—	108,000
Issuance of common stock in exchange for vested restricted stock units	17,596	2			(2)	—	—
Stock-based compensation	—	—			717,927		717,927
Net and comprehensive loss	—	—			—	(14,733,780)	(14,733,780)

Balances—December 31, 2016	14,007,132	$1,401	—	$—	$37,980,522	$(40,436,108)	$(2,454,185)
Issuance of common stock in association with a June 2016 private investment in public entities offering, net of offering costs of $72,710	3,972,510	$397	—	—	2,313,977	—	2,314,374
Issuance of common stock in a private investment in public entities offering, net of offering costs of $6,000 June 2017	200,000	$20	—	—	93,980	—	94,000
Issuance of common stock through a stock purchase agreement with a private investor, net of offering costs of $44,738 November 2017	5,100,000	$510	—	—	554,752	—	555,262
Issuance of common stock in a private investment in public entities offering	4,010,000	$401	—	—	400,599	—	401,000
Issuance of common stock in the merger	2,282,445	$228	—	—	1,277,941	—	1,278,169
Issuance of common stock in a July 2017 CSPA	3,243,243	$325	—	—	2,999,675	—	3,000,000
Issuance of common stock in a follow-on offering registration statement October 2017, net of commissions and offering costs of $763,502	21,687,500	$2,169	—	—	3,571,829		3,573,998
Issuance of common stock—non-voting in the merger			43,173,288	4,317	24,172,725		24,177,042
Conversion of non-voting common stock to common stock	555,395	$55	(555,395)	(55)	—		—
Issuance of warrants in the merger			—	—	630,859	—	630,859
Issuance of stock options in the merger			—	—	5,691	—	5,691
Issuance of RSUs in the merger			—	—	3,300,555	—	3,300,555
Issuance of common stock in exchange for warrants	908,334	$91	—	—	386,243	—	386,334
Stock-based compensation	—	$—	—	—	814,613	—	814,613
Warrants, issued in conjunction with debt extinguishment	—	$—	—	—	207,713	—	207,713
Issuance of common stock in exchange for vested restricted stock units	13,703	$1	—	—	(1)	—	—
Issuance of common stock in exchange for redemption of convertible debt	6,492,084	$649	—	—	899,713	—	900,362
Issuance of common stock in exchange for services	235,134	$24	—	—	43,805	—	43,829
Net and comprehensive loss	—	$—			—	(21,968,614)	(21,968,614)

Balances—December 31, 2017	62,707,480	$6,271	42,617,893	$4,262	$79,655,191	$(62,404,722)	$17,261,002

The accompanying notes are an integral part of these financial statements.

Jaguar Health, Inc.

Statements of Cash Flow

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(21,968,614)	$(14,733,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	584,339	47,494
Interest paid on the conversion of debt to equity	79,401	—
Common stock issued in exchange for services rendered	43,829	—
Impairment of goodwill	16,827,000	—
Impairment of indefinite-lived intangible assets	2,300,000	—
Deferred income tax benefit	(13,181,242)	—
Loss on extinguishment of debt	477,054	108,000
Stock issued in Napo merger for services	151,351	—
Charge in relation to modification of warrants	23,000	—
Issuance costs in connection with warrants issued in the November 2016 private investment in public entity	—	39,200
Stock-based compensation	814,613	717,927
Amortization of debt issuance costs and debt discount	600,360	510,085
Change in fair value of warrants	(695,341)	43,200
Change in fair value of derivative liability	(9,000)	—
Changes in assets and liabilities
Accounts receivable—trade	(166,057)	50,904
Other receivable	(1,380)	—
Inventory	128,000	(182,883)
Prepaid expenses and other current assets	(143,926)	21,389
Deferred offering costs	72,710	(72,710)
Other non-current assets	122,163	—
Due from former parent	(164,647)	(296,449)
Deferred collaboration revenue	177,389	—
Deferred product revenue	(224,454)	(27,482)
Deferred rent	(2,372)	3,635
License fee payable	—	(425,000)
Accounts payable	4,188,890	(28,336)
Accrued expenses	141,994	(188,912)

Total cash used in operations	(9,824,940)	(14,413,718)

Cash Flows from Investing Activities
Purchase of equipment	—	(104,207)
Cash paid in Napo merger, net of cash acquired	(1,557,340)	—
Change in restricted cash	272,125	2,488,707

Total cash (used in)/ provided by investing activities	(1,285,215)	2,384,500

Cash Flows from Financing Activities
Repayment of long-term debt	(2,422,094)	(2,488,706)
Proceeds from issuance of convertible debt	1,700,000	—
Proceeds from issuance of notes payable	1,100,000	—
Proceeds from issuance of common stock in follow-on secondary public offering, net of commissions, discounts	—	5,000,000
Commissions, discounts and issuance costs associated with the follow-on secondary public offering	—	(869,898)
Proceeds from issuance of common stock in a private investment in public entities June 2016	2,376,155	2,676,746

The accompanying notes are an integral part of these financial statements.

Jaguar Health, Inc.

Statements of Cash Flow (Continued)

	Years Ended December 31,
	2017	2016
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2016	(61,781)	(105,444)
Proceeds from the issuance of common stock in a private investment in public entities October 2016	—	150,000
Proceeds from the issuance of common stock in a private investment in public entities November 2016	—	1,000,001
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities November 2016	—	(80,033)
Issuance of common stock through a stock purchase agreement with a private investor November 2017	600,000
Issuance costs associated with the issuance of common stock through a stock purchase agreement—November 2017	(44,738)
Issuance of common stock in a private investment in public entities offering December 2017	401,000
Proceeds from issuance of common stock in a private investment in public entities June 2017	100,000	—
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2017	(6,000)	—
Issuance of common stock in a follow-on offering registration statement October 2017	3,723,875
Issuance costs associated with the issuance of common stock in a follow-on offering registration statement October 2017	(149,877)
Proceeds from issuance of common stock in the Napo merger	3,000,000
Proceeds from the issuance of common stock through the exercise of common stock warrants	363,334	—

Total Cash Provided by Financing Activities	10,679,874	5,282,666

Net decrease in cash and cash equivalents	(430,281)	(6,746,552)
Cash and cash equivalents, beginning of period	950,979	7,697,531

Cash and cash equivalents, end of period	$520,698	$950,979

Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$234,550	$478,665

Fair value of common stock issued in a merger	$25,303,860	$—

Fair value of replacement of common stock warrants issued in a merger	$630,859	$—

Fair value of replacement restricted stock units issued in a merger	$3,300,555	$—

Fair value of replacement stock options issued in a merger	$5,691	$—

Fair value of common stock issued as redemption of Jaguar notes payable	$601,312	$—

Fair value of common stock issued as redemption of Napo notes payable	$299,050	$—

Fair value of common stock issued in lieu of repayment of Napo debt	$2,000,000	$—

Warrants issued in connection with notes payable	$—	$108,000

Warrants issued in connection with private investment in public entity	$—	$756,001

The accompanying notes are an integral part of these financial statements.

Jaguar Health, Inc.

Notes to Financial Statements

1. Organization and Business

        Jaguar Health, Inc. ("Jaguar" or the "Company"), formerly known as Jaguar Animal Health, Inc., was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. ("Napo" or the "Former Parent") until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company's first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. In September of 2016, the Company began selling the Croton lechleri botanical extract (the "botanical extract") to an exclusive distributor for use in pigs in China. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products. The Company manages its operations through two segments—human health and animal health and is headquartered in San Francisco, California.

        On June 11, 2013, Jaguar issued 2,666,666 shares of common stock to Napo in exchange for cash and services. On July 1, 2013, Jaguar entered into an employee leasing and overhead agreement (the "Service Agreement") with Napo, under which Napo agreed to provide the Company with the services of certain Napo employees for research and development and the general administrative functions of the Company. On January 27, 2014, Jaguar executed an intellectual property license agreement with Napo pursuant to which Napo transferred fixed assets and development materials, and licensed intellectual property and technology to Jaguar. On February 28, 2014, the Service Agreement terminated and the associated employees became employees of Jaguar effective March 1, 2014. See Note 9 for additional information regarding the capital contributions and Note 5 for the Service Agreement and license agreement details. Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company's employee's time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use (Note 5).

        On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar, Napo, Napo Acquisition Corporation ("Merger Sub"), and Napo's representative (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as our wholly-owned subsidiary (the "Merger" or "Napo Merger"). Immediately following the Merger, Jaguar changed its name from "Jaguar Animal Health, Inc." to "Jaguar Health, Inc." Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of Mytesi, a Napo drug product approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $62,404,722 as of December 31, 2017. The Company expects to incur substantial losses in future periods. Further, the Company's future operations are dependent on the success of the Company's ongoing development and commercialization efforts, as well as the securing of additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

1. Organization and Business (Continued)

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

        In June 2016, the Company entered into a common stock purchase agreement with a private investor (the "CSPA"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company's common stock over the approximately 30-month term of the agreement. Through December 31, 2017 the Company sold 6,000,000 shares for gross cash proceeds of $5,063,785. The CSPA limited the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company's outstanding shares as of the date of the CSPA (such limit, the "19.99% exchange cap"), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company's common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d). At the 2017 Annual Stockholders' Meeting on May 8, 2017, the Company's stockholders voted on the approval, pursuant to Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company's common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its financial statements and the accompanying notes. The accounting policies that reflect the Company's more significant estimates and judgments and that the Company believes are the most critical to aid in fully

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

understanding and evaluating its reported financial results are valuation of stock options; valuation of warrant liabilities; valuation of derivative liability, impairment testing of goodwill, IPR&D, and long lived assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Deferred Offering Costs

        Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. These deferred offering costs are offset against proceeds received upon the closing of the offerings. Deferred costs of $72,710 as of December 31, 2016, include legal, accounting, printer and filing fees associated with the Company's registration of unissued shares in the CSPA.

Concentration of Credit Risk and Cash and Cash Equivalents

        Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. The carrying value of cash approximates fair value at December 31, 2017 and 2016.

Fair Values

        The Company's financial instruments include, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrant liabilities, derivative liability, debt conversion option liability, and debt. Cash is reported at fair value. The recorded carrying amount of accounts receivable, accounts payable and accrued expenses reflect their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 4 for the fair value measurements, and Note 8 for the fair value of the Company's warrant liabilities, derivative liability, and debt conversion option liability.

Restricted Cash

        On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement required the Company to maintain a base minimum cash balance of $4.5 million until the Company met certain milestones and/or when the Company begins making principal payments. On December 22, 2015, the Company achieved certain milestones and the base minimum cash balance was reduced to $3.0 million. Aggregate principal payments of $3.0 million further reduced the restricted cash balance to $0 as of September 30, 2017. Restrictions were fully released on April 1, 2017. On July 7, 2017, the Company entered into the third amendment to the Loan Agreement upon which the Company paid $1.0 million of the outstanding loan balance, and the Lender waived the Prepayment Charge associated with such prepayment. The Third Amendment modified the repayment schedule providing a three-month period of interest only payments for the period from August 2017 through October 2017, and reestablished a

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

required restricted cash amount of $500,000. The restricted cash balance was $239,169 and $511,293 at December 31, 2017 and 2016, respectively.

Inventories

        Inventories are stated at the lower of cost or market. The Company calculates inventory valuation adjustments when conditions indicate that market is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and market. The Company reserved $88,000 for Neonorm Foal inventory obsolescence in the year ended December 31, 2017.

Land, Property and Equipment

        Land is stated at cost, reflecting fair value of the property at July 31, 2017, the date of the merger with Napo.

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

Goodwill and Indefinite-lived Intangible Assets

        Goodwill is tested for impairment on an annual basis and in between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit's book value to its estimated fair market value. The Company performs annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

        If the carrying value of a reporting unit's net assets exceeds its fair value, the goodwill would be considered impaired and would be reduced to its fair value. The goodwill was entirely allocated to the

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

human health reporting unit as the goodwill relates to the Napo Merger. The decline in market capitalization during the year ended December 31, 2017 was determined to be a triggering event for potential goodwill impairment. Accordingly the Company performed the goodwill impairment analysis. The Company utilized the market capitalization plus a reasonable control premium in the performance of its impairment test. The market capitalization was based on the outstanding shares and the average market share price for the 30 days prior to December 31, 2017. Based on the results of the Company's impairment test, the Company recorded an impairment charge of $16,827,000 during the year ended December 31, 2017. If the market capitalization decreases in the future, a reasonable possibility exists that goodwill could be further impaired in the near term and that such impairment may be material to the financial statements.

        Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further goodwill impairment in the future. Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We booked an impairment of $2,300,000 in the year ended December 31, 2017. The impairment loss is measured based on the excess of the carrying amount over the asset's fair value. The loss resulted from the Company's termination of the clostridium dificil infection program. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment.

        Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.

        In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the consolidated balance sheet. If impairment is indicatd by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

Research and Development Expense

        Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenue in accordance with ASC 605 "Revenue Recognition", subtopic ASC 605-25 Revenue with Multiple Element Arrangements and subtopic ASC 605-28 "Revenue Recognition—Milestone Method ", which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

        The Company recognizes revenue under its licensing, development, co-promotion and commercialization agreement from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company's performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

        We record revenue for the reimbursement of costs incurred under the collaboration agreement where the company acts as principal, controls the research and development activities and bears credit risk. Under the agreement, the Company is reimbursed for associated out-of-pocket costs and for certain employee costs. The gross amount of these pass-through costs is reported in revenue in the accompanying statements of operations and comprehensive loss, while the actual expense for which the Company is reimbursed are reflected as research and development costs.

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

  Product Revenue

        Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Beginning the three months ended December 2017, the Company developed sufficient sales history and pipeline visibility to recognize

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue when risk and title of products are transferred to the distributors. Prior to this, revenue recognition depended on notification directly from the distributor that product has been sold to the distributor's customer, and deferred revenue on shipments to distributors reflected the estimated effects of distributor price adjustments, if any, and the estimated amount of gross margin expected to be realized when the distributor sells through product purchased from us. Prior to the three months ended December 2017, the Company's sales to distributors were invoiced and included in accounts receivable and deferred revenue upon shipment, and inventory was relieved and revenue recognized upon shipment by the distributor to their customer. The Company had Neonorm revenues of $344,194 and $117,523 for the years ended December 31, 2017 and 2016, respectively. The change resulted in the recognition of gross profit of $106,000 consisting of $163,000 in previously deferred revenue and $57,000 in related cost of revenue.

        Sales of Botanical Extract are recognized as revenue when the product is delivered to the customer. The Company had Botanical Extract revenues of $78,000 and $24,000 in the years ended December 31, 2017 and 2016, respectively.

        Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. The Company had Mytesi revenues of $1,062,920 and $0 in the years ended Decemer 2017 and 2016, respectively. The Company recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

  Collaboration Revenue

        On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement (the "Elanco Agreement") with Elanco US Inc. ("Elanco") to license, develop and commercialize Canalevia ("Licensed Product"), our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. The Company grants Elanco exclusive global rights to Canalevia, a product whose active pharmaceutical ingredient is sustainably isolated and purified from the Croton lechleri tree, for use in companion animals. Pursuant to the Elanco Agreement, Elanco will have exclusive rights globally outside the U.S. and co-exclusive rights with the Company in the U.S. to direct all marketing, advertising, promotion, launch and sales activities related to the Licensed Products.

        Under the terms of the Elanco Agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, and will receive additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales. The $61.0 million development and commercial milestones consist of $1.0 million for successful completion of a dose ranging study; $2.0 million for the first commercial sale of license product for acute indications of diarrhea; $3.0 million for the first commercial sale of a license product for chronic indications of diarrhea; $25.0 million for aggregate worldwide net sales of licensed products exceeding $100.0 million in a calendar year during the term of the agreement; and $30.0 million for aggregate worldwide net sales of licensed products exceeding $250.0 million in a calendar year during the terms of the agreement. Each of the development and commercial milestones are

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

considered substantive. No revenues associated with the achievement of the milestones has been recognized to date. The Elanco Agreement specifies that the Company will supply the Licensed Products to Elanco, and that the parties will agree to set a minimum sales requirement that Elanco must meet to maintain exclusivity. The $2,548,689 upfront payment, inclusive of reimbursement of past product and development expenses of $1,048,689 is recognized as revenue ratably over the estimated development period of one year resulting in $2,371,300 in collaboration revenue in the year ended December 31, 2017 which are included in the Company's statements of operations and comprehensive loss. The difference of $177,389 is included in deferred collaboration revenue in the Company's balance sheet.

        In addition to the upfront payments, Elanco reimburses the Company for certain development and regulatory expenses related to our planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs. These are recognized as revenue in the month in which the related expenses are incurred. The Company has $1,380 of unreimbursed expenses as of December 31, 2017, which is included in Other Receivables on the balance sheet. The Company included the $504,771 of expense reimbursements in collaboration revenue in the years ended December 31, 2017 which are included in the Company's statements of operations and comprehensive loss. On November 1, 2017, the Company received a letter (the "Notice") from Elanco serving as formal notice of Elanco's decision to terminate the Elanco Agreement by giving the Company 90 days written notice. Pursuant to the terms of the Elanco Agreement, termination of the Agreement will become effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement will be revoked and the rights granted thereunder revert back to the Company.

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

Classification of Securities

        The Company applies the principles of ASC 480-10 "Distinguishing Liabilities from Equity" and ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" to determine whether financial instruments such as warrants should be classified as liabilities or equity and whether beneficial conversion features exist. Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using the Black-Scholes-Merton model and requires the input of subjective assumptions including expected stock price volatility and expected life.

Jaguar Health, Inc.

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

        Certain reclassifications were made to prior year disclosures for comparability purposes.

Comprehensive Loss

        Comprehensive loss is defined as changes in stockholders' equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). There was no difference between net loss and comprehensive loss for the years ended December 31, 2017 and 2016.

Segment Data

        Prior to the merger with Napo, the Company managed its operation as a single segment for the purposes of assessing performance and making operating decisions. The Company reorganized their segments to reflect the change in the organizational structure resulting from the merger with Napo. Post-merger with Napo, the Company manages its operations through two segments. The Company has two reportable segments—human health and animal health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing of human products and the ongoing commercialization of Mytesi™, which is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's reportable segments net sales and net income consisted of:

	Years Ended December 31,
	2017	2016
Revenue from external customers
Human Health	$1,062,920	$—
Animal Health	3,298,266	141,523

Consolidated Totals	$4,361,186	$141,523

Interest expense
Human Health	$(283,520)	$—
Animal Health	(926,112)	(985,549)

Consolidated Totals	$(1,209,632)	$(985,549)

Depreciation and amortization
Human Health	$524,215	$—
Animal Health	60,124	47,494

Consolidated Totals	$584,339	$47,494

Segment profit
Human Health	$(14,860,754)	$—
Animal Health	(7,107,860)	(14,733,780)

Consolidated Totals	$(21,968,614)	$(14,733,780)

        The Company's reportable segments assets consisted of the following:

	As of December 31,
	2017	2016
Segment assets
Human Health	$41,754,603	$—
Animal Health	36,807,184	3,563,149

Total	$78,561,787	$3,563,149

        The reconciliation of segments assets to the consolidated assets is as follows:

	As of December 31,
	2017	2016
Total assets for reportable segments	$78,561,787	$3,563,149
Less: Investment in subsidiary	(29,240,965)	—
Less: Intercompany loan	(2,000,000)	—
Less: Intercompany receivable	(3,691,616)	—

Consolidated Totals	$43,629,206	$3,563,149

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

        In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception" ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

        In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit's carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. The Company early adopted this ASU in 2017. For impact of the adoption of this standard, refer to Note 6 "Goodwill".

        In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of ASU No. 2016-18 on our consolidated financial statements.

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

Jaguar Health, Inc.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), and subsequently issued modifications or clarifications in ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

upon adoption approach. The Company has completed the process of evaluating the effects of the adoption of Topic 606 and determined that the timing and measurement of our revenues under the new standard is similar to that recognized under the previous revenue guidance. Similar to the current guidance, the Company will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates and product returns. Revenue will be recognized at a point in time upon the transfer of control of the Company's products, which occurs upon delivery for substantially all of the Company's sales. As such, the adoption of ASU 2014-09, ASU 2016-10 and ASU 2016-12 will not have a material impact on our financial position and results of operations. The Company will adopt the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings as prescribed by the modified retrospective method of adoption.

3. Business Combination

        As discussed in Note 1—Organization and Business, the Company completed a merger with Napo on July 31, 2017. Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of Mytesi, a Napo drug product approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

3. Business Combination (Continued)

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

        The acquired IPR&D projects relate to developing the proprietary technology into a commercially viable product for the several follow-on indications related to formulations of crofelemer. Crofelemer is in development for rare disease indications for infants and children with congenital diarrheal disorders (CDD) and short bowel syndrome (SBS), and for irritable bowel syndrome (IBS). These indications have completed some studies of clinical testing for safety and/or proof of concept efficacy at the time of the merger and the projects were determined to have substance. IPR&D is not amortized during the development period and is tested for impairment at least annually, or more frequently if indicators of impairment are identified. The Company terminated development of the indication for C. difficile infection (CDI) in Q4 2017. This indication was included as part of IPR&D at the time of the merger, and an impairment loss of $2,300,000 was recorded as a result of the decision to abandon the project in favor of the prioritization of the following: Mytesi is in development for follow-on indications in cancer therapy-related diarrhea (CTD), an important supportive care indication for patients undergoing primary or adjuvant therapy for cancer treatment; as supportive care for post-surgical inflammatory bowel disease patients (IBD); and as a second-generation anti-secretory agent for use in cholera patients. These indications did not have substance at the time of the merger and were not recognized as an asset apart from Goodwill.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

3. Business Combination (Continued)

        The Company valued convertible debt assumed in the Napo Merger based on the value of the debt and the conversion option at $12,473,501 (see note 8). The Company incurred acquisition related costs of $3,554,250 during the year ended December 31, 2017. The acquisition related costs for the year ended December 31, 2017 includes the fair value of $151,351 for 270,270 shares of Company's common stock issued to a former creditor of Napo towards reimbursement of acquisition related costs. Acquisition related costs are expensed as incurred to general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

        The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the years ended December 31, 2017 and 2016, as if Napo was acquired on January 1, 2016.

	For the years ended December 31,
	2017	2016
Net sales	$5,436,263	$1,128,835
Net loss	$(23,113,148)	$(18,618,706)
Net loss per share, basic and diluted	$(0.53)	$(0.31)

        The unaudited proforma results include adjustments to eliminate the interest on Napo's historical convertible debt not assumed by Jaguar and debt exchanged for Jaguar common stock, record interest on convertible debt assumed by Jaguar, eliminate Napo impairment of investment in related party, and eliminate Napo's loss from investment in related party. The Company made proforma adjustments to exclude the acquisition related costs for the year ended December 31, 2017 and to exclude the acquisition related costs in the results for the year ended December 31, 2016, because such costs are nonrecurring and are directly related to the Napo Merger.

        The unaudited pro forma condensed results do not give effect to the potential impact of current financial conditions, regulatory matters, operating efficiencies or other savings or expenses that may be associated with the Napo Merger.The Company made proforma adjustments to exclude the acquisition related costs for the years ended December 31, 2017 and 2016. Unaudited pro forma amounts are not necessarily indicative of results had the Napo Merger occurred on January 1, 2016 or of future results.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

4. Fair Value Measurements (Continued)

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

        The following table presents information about the Company's derivative, conversion option and warrant liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$103,860	$103,860
Derivative liability	—	—	11,000	11,000
Conversion option liability	—	—	111,841	111,841

Total fair value	$—	$—	$226,701	$226,701

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$799,201	$799,201
Derivative liability	—	—	—	—
Conversion option liability	—	—	—	—

Total fair value	$—	$—	$799,201	$799,201

        The change in the estimated fair value of level 3 liabilities is summarized below:

	For the years ended
	December 31, 2017			December 31, 2016
	Warrant Liability	Derivative Liability	Conversion Option Liability	Warrant Liability
Beginning value of level 3 liability	$799,201	$—	$—	$—
Issuance	—	20,000	111,841	756,001
Change in fair value of level 3 liability	(695,341)	(9,000)	—	43,200

Ending fair value of level 3 liability	$103,860	$11,000	$111,841	$799,201

  Warrant Liability

        The warrants associated with the level 3 liability were issued in 2016 and were originally valued on November 29, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.69, exercise price of $0.75, term of 5.5 years expiring May 2022, volatility of 71.92%, dividend yield of 0%, and risk-free interest rate of 1.87%. The warrants were revalued at December 31, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.72, exercise price of $0.75,

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

4. Fair Value Measurements (Continued)

term of 5.41 years expiring May 2022, volatility of 73.62%, dividend yield of 0%, and risk-free interest rate of 2.0%. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%. The resulting $695,341 gain is included in change in fair value of warrants in the statement of income and comprehensive loss.

  Conversion Option Liability

        The derivative liability associated with the level 3 liability were associated with the June 2017 issuance of a convertible note payable. The Company computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The resulting $9,000 gain is included in other income and expense in the Company's statement of income and comprehensive loss.

  Conversion Option Liability

        In March 2017, Napo entered into an exchangeable note purchase agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger. In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The optional conversion option in the notes was bifurcated and accounted as a derivative liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss.

5. Related Party Transactions

Due from former parent

        The Company was a majority-owned subsidiary of Napo until May 18, 2015, the date of the Company's IPO. Additionally, Lisa A. Conte, Chief Executive Officer of the Company, was also the Interim Chief Executive Officer of Napo Pharmaceuticals, Inc. The Company completed a merger with Napo on July 31, 2017, from which date Napo operates as a wholly-owned subsidiary of the Company—see Note 3—Business Combination.

December 31, 2016
Due from former parent	$299,819
Royalty payable to former parent	(171)

Net receivable (payable) to former parent	$299,648

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

5. Related Party Transactions (Continued)

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

  Loan to Napo

        The Company loaned $2.0 million from proceeds of shares issued to an investor in connection with the merger to Napo, to partially extinguish Napo's debt. The Company accounted for this amount as purchase consideration for the acquisition of Napo.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

5. Related Party Transactions (Continued)

        Milestone payments aggregating $3,150,000 were also potentially due to Napo based on regulatory approvals of various veterinary products. In addition to the milestone payments, the Company would owe Napo an 8% royalty on annual net sales of products derived from the Croton lechleri tree, up to $30,000,000 and then, a royalty of 10% on annual net sales of $30,000,000 or more. Additionally, if any other products are developed, the Company would owe Napo a 2% royalty on annual net sales of pharmaceutical prescription products that are not derived from Croton lechleri and a 1% royalty on annual net sales of non-prescription products that are not derived from Croton lechleri. The royalty term expires at the longer of 10 years from the first sale of each individual product or when there is no longer a valid patent claim covering any of the products and a competitive product has entered the market. However, because an IPO of at least $10,000,000 was consummated prior to December 31, 2015, the royalty was reduced to 2% of annual net sales of its prescription products derived from Croton lechleri and 1% of net sales of its non-prescription products derived from Croton lechleri and no milestone payment will be due and no royalties will be owed on any additional products developed.

        The Company had unpaid royalties of $171 at December 31, 2016, which are netted with other receivables due from former parent in current assets in the Company's balance sheet. The Company incurred $765 in royalties during the seven months ended July 31, 2017, which are included in sales and marketing expense in the Company's statement of operations and comprehensive loss, and paid $455 to Napo in the seven months ended July 31, 2017. The remaining balance of unpaid royalties of $481 are netted with receivables due from Napo. The net receivable balance at July 31, 2017 of $464,295 was effectively settled on merger and is included in the purchase consideration for the acquisition of Napo.

6. Balance Sheet Components

Land, Property and Equipment

        Land, property and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Land	$396,247	$—
Lab equipment	811,087	811,087
Clinical equipment	64,870	64,870
Software	62,637	62,637

Total property and equipment at cost	1,334,841	938,594
Accumulated depreciation	(112,773)	(52,649)

Property and equipment, net	$1,222,068	$885,945

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

6. Balance Sheet Components (Continued)

        Depreciation and amortization expense was $60,124 and $47,494 in the years ended December 31, 2017 and 2016 and was recorded in the statements of operations and comprehensive loss as follows:

	Years ended December 31,
	2017	2016
Depreciation—lab equipment—research and development expense	$26,271	$26,271
Depreciation—clinical equipment—research and development expense	12,974	10,203
Depreciation—software—general and administrative expense	20,879	11,020

Total depreciation expense	$60,124	$47,494

Goodwill

        The change in the carrying amount of goodwill for the year ended December 31, 2017 was as follows:

December 31, 2017
Balance at December 31, 2016	$—
Goodwill acquired in conjunction with the Napo merger	22,037,821
Impairment	(16,827,000)

Balance at December 31, 2017	$5,210,821

Intangible assets, net

        Intangible assets, net of amortization at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Developed technology	$25,000,000	$—
Accumulated developed technology amortization	(694,445)	—

Developed technology, net	24,305,555	—

In-process research and development	11,100,000	—
Impairment	(2,300,000)	—

In-process research and development, net	8,800,000	—

Trademarks	300,000	—
Accumulated trademark amortization	(8,333)	—

Trademarks, net	291,667	—

Total intangible assets, net	$33,397,222	$—

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

6. Balance Sheet Components (Continued)

Accrued Expenses

        Accrued expenses at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Accrued compensation and related:
Accrued vacation	$264,304	$223,769
Accrued payroll	150	2,692
Accrued payroll tax	30,617	20,140

	295,071	246,601
Accrued interest	659,961	123,982
Accrued clinical	—	36,725
Accrued research and development costs	668,850	—
Accrued legal costs	—	92,500
Accrued audit	40,000	37,000
Accrued other	535,667	45,714

Total	$2,199,549	$582,522

7. Commitments and Contingencies

        Effective July 1, 2015, the Company leases its San Francisco, California headquarters under a non-cancelable sub-lease agreement that expires August 31, 2018. The Company provided cash deposits of $122,163, consisting of a security deposit of $29,539 and prepayment of the last three months of the lease of $92,623, which are included in prepaid expenses and other current assets on the Company's balance sheet.

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	$245,327

Total minimum lease payments	$245,327

        The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $361,114 for the years ended December 31, 2017 and 2016, respectively. Rent expense is included in general and administrative expense in the Company's statements of operations and comprehensive loss.

Asset transfer and transition commitment

        On September 25, 2017, Napo entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark Pharmaceuticals Ltd. ("Glenmark"). As a result of the agreement, Napo now controls commercial rights for Mytesi® for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, Napo agrees to pay Glenmark 25% of any

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

payment it receives from a third party to whom Napo grants a license or sublicense or with whom Napo partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7 million.

Revenue sharing commitment

        On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC ("SEED") for Equilevia™, the Company's non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing UAE network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017 and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. Upon termination for any reason, the Company remains obligated to make Revenue Sharing Payments to SEED until the end of 2018.

Purchase Commitment

        As of December 31, 2017, the Company had issued non-cancelable purchase orders to a vendor for $1.3 million.

Debt Obligations

        See Note 8—Debt and Warrants.

Legal Proceedings

        On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the "Plaintiff") on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the "Defendants"), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

contesting the matter. The Defendants intend to move to dismiss the amended complaint for failure to state a claim upon which relief may be granted. The Company believes that it is not probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of any potential loss is not reasonably estimable.

        Other than as described above, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Contingencies

        From time to time, the Company may be involved in legal proceedings (other than those noted above) arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

8. Debt and Warrants

Convertible Notes and Warrants

        Convertible notes at December 31, 2017 and December 31, 2016 consist of the following:

	December 31, 2017	December 31, 2016
February 2015 convertible notes payable	150,000	150,000
June 2017 convertible note payable	1,613,089	—
Napo convertible notes	12,153,389	—

	$13,916,478	$150,000
Less: unamortized debt discount and debt issuance costs	(261,826)	—

Net convertible notes payable obligation	$13,654,652	$150,000

Convertible notes payable—non-current	10,982,437	—

Convertible notes payable—current	$2,672,215	$150,000

        Interest expense on the convertible notes for the years ended December 31, 2017 and 2016 follows:

	Years Ended December 31,
	2017	2016
February 2015 convertible note nominal interest	$18,000	$18,049
June 2017 convertible note nominal interest	85,581	—
June 2017 convertible note accretion of debt discount	247,175	—
Napo convertibles note nominal interest	283,520	—

Total interest expense on convertible debt	$634,276	$18,049

        Interest payable on all convertible notes was $642,405 and $94,048 at December 31, 2017 and 2016.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

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

        On November 8, 2016, the Company entered into an amendment to extend the maturity date of the remaining note from October 31, 2016 to January 1, 2017. In exchange for the extension of the maturity date, on November 8, 2016, the Company's board of directors granted the lender a warrant to purchase 120,000 shares of the Company's common stock for $0.01 per share. The warrant is exercisable at any time on or before July 28, 2022, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test.

  * Extinguishment of debt

        On January 31, 2017, the Company entered into another amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company's board of directors granted the lender a warrant to purchase 370,916 shares of the Company's common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in loss on extinguishment of debt in the statements of operations and comprehensive loss in the year ended December 31, 2017. The debtor agreed to accept the Company's common stock as payment for all outstanding principal and interest in March of 2018.

        The $150,000 note is included in notes payable in current liabilities on the Company's balance sheet. The Company has unpaid accrued interest of $51,929 and $33,929, which is included in accrued expenses on the Company's balance sheet as of December 31, 2017 and December 31, 2016, respectively, and incurred interest expense of $18,000 and $18,049 in the years ended December 31, 2017 and 2016 which are included in interest expense in the statement of operations and comprehensive loss.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

June 2017 Convertible Note

        On June 29, 2017, the Company issued a secured convertible promisorry note ("Note") to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender's legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on August 2, 2018. The Company accrued interest of $6,180 at December 31, 2017 which is included in accrued expenses on the Company's balance sheet, and incurred nonmal interest of $85,581 in interest expense in the year ended December 31, 2017 which is included in interest expense in the Company's statement of operations and comprehensive loss. The Company recorded debt discount accretion of $247,175 in interest expense for the year ended December 31, 2017 which is included in the Company's statement of operations and comprehensive loss. The lender has the right to convert all or any portion of the outstanding balance into the Company's common stock at $1.00 per share. The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor's option.

        The Note provides for two separate features that result in a derivative liability:

  1.
  Repayment of mandatory default amount upon an event of default—upon the occurrence of any event of default, the lendor may accelerate the Note resulting in the outstanding balance becoming immediately due and payable in cash; and

  2.
  Automatic increase in the interest rate on and during an event of default—during an event of default, the interest rate will increase to the lesser of 17% per annum or the maximum rate permitted under applicable law.

        The Company computed fair values at June 30, 2017 of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The $9,000 gain is included in other income and expense in the Company's statement of income and comprehensive income.

        The balance of the note payable of $1,351,264, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $521,911, plus the accretion of the debt discount and debt issuance costs of $247,175 in the year ended December 31, 2017, is included in convertible notes payable in current liabilities on the balance sheet.

        Interest payable on the accumulation of all convertible notes was $118,228 and $94,048 at December 31, 2017 and 2016.

Napo convertible notes

        In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of 2.42 years, conversion price of $0.925, volatility of 115%, and risk free rate of 1.41%. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statement of operations and comprehensive loss. At December 31, 2017, the unamortized balance of the note payable is $10,982,438 and the accrued interest on these notes is $448,779 which are included in the balance sheet.

        In March 2017, Napo entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The notes bear interest at 3% and mature on December 1, 2017. Interest may be paid at maturity in either cash or shares of Jaguar per terms of the exchangeable note purchase agreement. The notes may be exchanged for up to 2,343,752 shares of Jaguar common stock, prior to maturity date. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger. At December 31, 2017, the accrued interest on these notes is $29,774. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of tranche 1 of 0.34 years and tranche 2 of 0.42 years, conversion price of $0.56, volatility of tranche 1 of 70% and tranche 2 of 100%, and risk free rate of tranche 1 of 1.09% and tranche 2 of 1.13%.

  First Amendment to Note Purchase Agreement and Notes

        In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes is $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on extinguishment of notes of $157,500, which is included in loss on extinguishment of debt in the Company's consolidated statement of operations and comprehensive income. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

        At December 31, 2017, the balance of the notes payable of $1,170,950 was included in convertible notes payable in current liabilities on the consolidated balance sheet. The accrued interest on these notes of $29,774 is included in accrued expenses in current liabilities on the consolidated balance sheet.

Notes Payable

	December 31, 2017	December 31, 2016
December 2017 convertible note payable	$1,587,500	$—

	$1,587,500	$—
Less: unamortized net discount and debt issuance costs	(446,347)	—

Net convertible notes payable obligation	$1,141,153	$—

        Interest expense on the notes for the years ended December 31, 2017 and 2016 follows:

	Years ended December 31,
	2017	2016
December 2017 convertible note nominal interest	$8,134	$—
December 2017 convertible note accretion of debt discount	41,153	—

Total interest expense on convertible debt	$49,287	$—

        Interest payable on notes payable was $8,134 and $0 at December 31, 2017 and 2016, respectively.

        On December 8, 2017, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with an existing creditor pursuant to which the Company issued a promissory note (the "Note") in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP's transaction expenses. The Company will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.

        Under the Securities Purchase Agreement, the Company is subject to certain covenants, including the obligations of the Company to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of the Company's common stock on a securities exchange; (iii) avoid trading in the Company's common stock from being suspended, halted, chilled, frozen or otherwise ceased; (iv) not issue any variable securities (i.e., Company securities that (a) have conversion rights of any kind in which the number of shares that may be issued pursuant to the conversion right varies with the market price of the Company's common stock or (b) are or may become convertible into shares of the Company's common stock with a conversion price that varies with the market price of such stock) that generate gross cash proceeds to the Company of less than the lesser of $1 million and the then-current outstanding balance of the Note without CVP's prior consent; (v) not grant a security interest in its assets without CVP's prior consent; and (vi) other customary covenants and obligations, for which the Company's failure to comply may be subject to certain liquidated damages.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

        In addition, beginning on January 31, 2018, CVP will have the right to redeem a portion of the outstanding balance of the Note in any amount up to $350,000 per month for the first six months following the Purchase Price Date and $500,000 per month thereafter. For purposes of calculating the maximum amount that may be redeemed in any month, the amounts redeemed under the Note will be aggregated with all redemption amounts under the Secured Convertible Promissory Note in the original principal amount of $2,155,000 issued by the Company in favor of the creditor on June 29, 2017.

Long-term Debt

        In August 2015, the Company entered into a loan and security agreement with a lender for up to $8.0 million, which provided for an initial loan commitment of $6.0 million. The loan agreement requires the Company to maintain $4.5 million of the proceeds in cash, which may be reduced or eliminated on the achievement of certain milestones. An additional $2.0 million is available contingent on the achievement of certain further milestones. The agreement has a term of three years, with interest only payments through February 29, 2016. Thereafter, principal and interest payments will be made with an interest rate of 9.9%. Additionally, there will be a balloon payment of $600,000 on August 1, 2018 (as modified in the third amendment to the Loan Agreement). This amount is being recognized over the term of the loan agreement and the effective interest rate, considering the balloon payment, is 15.0%. Proceeds to the Company were net of a $134,433 debt discount under the terms of the loan agreement. This debt discount is being recorded as interest expense, using the interest method, over the term of the loan agreement. Under the agreement, the Company is entitled to prepay principal and accrued interest upon five days prior notice to the lender. In the event of prepayment, the Company is obligated to pay a prepayment charge. If such prepayment is made during any of the first twelve months of the loan agreement, the prepayment charge will be (a) during such time as the Company is required to maintain a minimum cash balance, 2% of the minimum cash balance amount plus 3% of the difference between the amount being prepaid and the minimum cash balance, and (b) after such time as the Company is no longer required to maintain a minimum cash balance, 3% of the amount being prepaid. If such prepayment is made during any time after the first twelve months of the loan agreement, 1% of the amount being prepaid.

        On April 21, 2016, the loan and security was amended upon which the Company repaid $1.5 million of the debt out of restricted cash. The amendment modified the repayment amortization schedule providing a four-month period of interest only payments for the period from May through August 2016.

        On July 7, 2017, the Company entered into the third amendment to the Loan Agreement upon which the Company paid $1.0 million of the outstanding loan balance, and the Lender waived the Prepayment Charge associated with such prepayment. The Third Amendment modified the repayment schedule providing a three-month period of interest only payments for the period from August 2017 through October 2017, and reduced the required cash amount that the Company must keep on hand to $500,000, which will be reduced following the Lender's receipt of each principal repayment subsequent to the $1.0 million. As the present value of the cash flows under the terms of the third amendment is less than 10% different from the remaining cash flows under the terms of the loan agreement prior to the amendment, the third amendment was accounted as a debt modification.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

        As of December 31, 2017 and 2016, the net long-term debt obligation was as follows:

	December 31, 2017	December 31, 2016
Debt and unpaid accrued end-of-term payment	$1,636,639	$3,894,320
Unamortized note discount	(6,615)	(42,493)
Unamortized debt issuance costs	(20,780)	(114,626)

Net debt obligation	$1,609,244	$3,737,201

Current portion of long-term debt	$1,609,244	$1,919,675
Long-term debt, net of discount	—	1,817,526

Total	$1,609,244	$3,737,201

        Future principal payments under the long-term debt are as follows:

Years ending December 31	Amount
2018	1,089,199

Total future principal payments	1,089,199
2018 end-of-term payment	600,000

1,689,199
Less: unaccreted end-of-term payment at December 31, 2017	(52,560)

Debt and unpaid accrued end-of-term payment	$1,636,639

        The obligation at December 31, 2017 includes an end-of-term payment of $600,000, which accretes over the life of the loan as interest expense. As a result of the debt discount and the end-of-term payment, the effective interest rate for the loan differs from the contractual rate.

        Interest expense on the long-term debt for the years ended December 31, 2017 and 2016 was as follows:

	Years ended December 31,
	2017	2016
Nominal interest	$214,037	$457,448
Accretion of debt discount	35,878	64,142
Accretion of end-of-term payment	164,413	267,230
Accretion of debt issuance costs	111,741	178,713

	$526,069	$967,533

        Interest payable on the long-term debt was $9,422 and $29,934 at December 31, 2017 and 2016, respectively.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

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

        The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company's balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company's balance sheet, and the $43,200 increase is included in the Company's statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants. The series A warrants and placement agent warrants were revalued on December 31, 2017 at $103,860 and is included in the Company's balance sheet. The valuation reflects a reduction of $695,341 from the $799,201 December 31, 2016 valuation. The reduction is included in the Company's statements of operations and comprehensive loss. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

8. Debt and Warrants (Continued)

        On July 31, 2017, the Company entered into Warrant Exercise Agreements (the "Exercise Agreements") with certain holders of Series C Warrants (the "Exercising Holders"), which Exercising Holders own, in the aggregate, Series C Warrants exercisable for 908,334 shares of the Company's common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Series C Warrants with respect to 908,334 shares of common stock underlying such Series C Warrants for a reduced exercise price equal to $0.40 per share. The Company received aggregate gross proceeds of approximately $363,334 from the exercise of the Series C Warrants by the Exercising Holders. The difference between the pre-modification and post-modification fair value of $23,000 was expensed in general and administrative expense in the statements of operations and comprehensive income. The pre-modification fair value was computed using the Black-Scholes-Merton model using a stock price of $0.56 (fair market value on modification date), original strike price of $1.00, expected life of 0.83 years, volatility of 115.28%, risk-free rate of 1.20% to arrive at a fair value of $0.1347 per share. The post-modification fair value was computed using the intrinsic value on the date of modification or $0.16 per share.

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

        The Company's warrant activity is summarized as follows:

	Years ended December 31,
	2017	2016
Beginning balance	5,968,876	748,872
Warrants granted	1,595,791	5,253,337
Warrants exercised	(908,334)	—
Warrants cancelled	(1,836,308)	(33,333)

Ending balance	4,820,025	5,968,876

9. Stockholders' Equity

Common Stock

        On July 31, 2017, the Company filed a third amended and restated certificate of incorporation authorizing the Company to issue 250,000,000 shares of common stock $0.0001 par value and 50,000,000 of convertible non-voting common stock, $0.0001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. The holders of non-voting common stock are not entitled to vote, except on an as converted basis with respect to any change of control of the Company that is submitted to the stockholders of the Company for approval. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all shares (including Preferred Stock) entitled to vote. Shares of the Company's non-voting common stock

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

9. Stockholders' Equity (Continued)

have the same rights to dividends and other distributions and are convertible into shares of the Company's common stock on a one-for-one basis upon transfers to non-affiliates of Nantucket ("former creditor of Napo"), upon the release from escrow of certain non-voting shares held by the former creditors of Napo to the legacy stockholders of Napo under specified conditions and at any time on or after April 1, 2018 at the option of the respective holders thereof.

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

        In June 2016, the Company entered into a common stock purchase agreement with a private investor (the "CSPA"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company's common stock over the approximately 30-month term of the agreement. Upon execution of the CSPA, the Company sold 222,222 shares of its common stock to the investor at $2.25 per share for net proceeds of $394,534, reflecting gross proceeds of $500,000 and offering expenses of $105,398. In consideration for entering into the CSPA, the Company issued 456,667 shares of its common stock to the investor. Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with the investor (the "Registration Agreement"), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to the investor under the CSPA. On June 22, 2016 and September 22, 2016, the Company filed registration statements on Form S-1 (File Nos. 333-212173 and 333-213751) pursuant to the terms of the Registration Agreement, which registration statements were declared effective on July 8, 2016 and October 5, 2016, respectively. In the year ended December 31, 2016, pursuant to the CSPA, the Company sold an additional 1,348,601 shares of the Company's common stock in exchange for $2,176,700 of cash proceeds. And in the remainder of the year ended December 31, 2017, the Company sold another 3,972,510 shares of the Company's common stock in exchange for $2,387,085 of cash proceeds. Of the $15.0 million available under the CSPA, the Company has received $4,748,017 as of March 31, 2017. The CSPA limits the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company's outstanding shares as of the date of the CSPA (such limit, the "19.99% exchange cap"), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company's common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d). The Company held its 2017 Annual Meeting on May 8, 2017. At the 2017 Annual Meeting, the Company's stockholders voted on the approval, pursuant to

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

9. Stockholders' Equity (Continued)

Nasdaq Listing Rule 5635(d), of the issuance of an additional 3,555,514 shares of the Company's common stock under the CSPA, which when combined with the 2,444,486 shares that the Company has already sold pursuant to the CSPA, equals an aggregate of 6,000,000 shares.

        In October 2016, the Company entered into a Common Stock Purchase Agreement with an existing private investor. Upon execution of the agreement the Company sold 170,455 shares of its common stock in exchange for $150,000 in cash proceeds.

        On November 22, 2016, the Company entered into a Securities Purchase Agreement, or the 2016 Purchase Agreement, with certain institutional investors, pursuant to which the Company sold securities to such investors in a private placement transaction, which is referred to herein as the 2016 Private Placement. In the 2016 Private Placement, the Company sold an aggregate of 1,666,668 shares of its common stock at a price of $0.60 per share for net proceeds of $677,224 or gross proceeds of approximately $1.0 million less $322,777 in issuance costs. The investors in the 2016 Private Placement also received (i) warrants to purchase up to an aggregate of 1,666,668 shares of our common stock, at an exercise price of $0.75 per share, or the Series A Warrants, (ii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $0.90 per share, or the Series B Warrants, and (iii) warrants to purchase up to an aggregate 1,666,668 shares of our common stock, at an exercise price of $1.00 per share, or the Series C Warrants and, together with the Series A Warrants and the Series B Warrants, the 2016 Warrants. The issuance costs were allocated to common stock, series A warrants, and Series B and C warrants based on the relative fair value of each.

Instruments	Fair Value	% Allocation	Issuance Costs (allocated)
Common Stock	$156,522	16%	$50,522
Warrants (Series A)	700,001	70%	225,944
Warrants (Series B and C)	143,478	14%	46,311

Total	$1,000,001	100%	$322,777

        Common stock of a net $106,000 (fair value less issuance costs) was included in equity in the company's balance sheet. Series A warrants of $756,001, consisting of the series A warrants of $700,001 and the series A placement agent warrants of $56,000, are included in current liabilities in the company's balance sheet and the $225,944 of issuance cost was expensed and is in general and administrative expense on the company's statement of operations and comprehensive loss. Series B and C warrants of a net $97,167 (fair value less issuance costs) were classified in equity in the company's balance sheet.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

9. Stockholders' Equity (Continued)

assumptions: stock price of $0.91, exercise price of $0.01, term of 5.72 years expiring July 2022, volatility of 70.35%, dividend yield of 0%, and risk-free interest rate of 1.45%.

        On June 28, 2017 and July 13, 2017, the Company entered into Common Stock Purchase Agreements with existing private investors. Upon execution of the agreement the Company sold 200,000 shares of its common stock in exchange for $100,000 in cash proceeds.

        On July 31, 2017, the Company entered into a Common Stock Purchase Agreement with an existing investor. Upon execution of the agreement the Company sold 3,243,243 shares of voting common stock in exchange for $3.0 million in cash proceeds.

        On July 31, 2017, the Company completed the merger with Napo and changed it's name to Jaguar Health, Inc. The Company issued 2,282,445 shares of voting common stock and 43,173,288 shares of non-voting stock at the time the merger was consummated.

        In November 2017, the Company issued 235,134 shares of common stock to an existing investor in exchange for $43,829 in services rendered.

        In November and December 2017, the Company issued 6,492,084 shares of common stock to a convertible debt holder as redemption of $900,362 of debt principal and interest.

        In November and December 2017, in a private investment in public entitites, the Company issued 5,100,000 shares of its common stock with a single investor in exchange for $555,262 in cash.

        In December 2017, in a private investment in public entities, the Company entered into various purchase agreements with existing investors resulting in the issuance of 4,010,000 shares of the Company's common stock in exchange for $401,000 in cash.

        As of December 31, 2017 and 2016, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2017	December 31, 2016
Options issued and outstanding	3,444,663	2,571,220
Options available for grant	53,026	39,988
RSUs issued and outstanding	5,893,849	20,789
Warrants issued and outstanding	4,820,025	5,968,876
Convertible notes	14,999,050	67,655

Total	29,210,613	8,668,528

Preferred Stock

        The Company's third amended and restated certificate of incorporation dated July 31, 2017 authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value. No shares of preferred stock were issued or outstanding at December 31, 2017 or 2016.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans

2013 Equity Incentive Plan

        Effective November 1, 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. As of December 31, 2013, the Company had reserved 300,000 shares of its common stock for issuance under the 2013 Plan. In April 2014, the board of directors amended the 2013 Plan to increase the shares reserved for issuance to 847,533 shares. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 565,377 option shares outstanding at December 31, 2017.

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

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

Stock Options and Restricted Stock Units ("RSUs")

        The following table summarizes incentive plan activity for the years ended December 31, 2017 and 2016:

	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*
Combined Incentive Plan Balance—December 31, 2015	106,833	919,506	55,536	$3.87	8.81	$—
2013 Equity Incentive Plan Activity:
Options cancelled not rolled back into the 2013 Plan		(127,629)		$4.19
RSUs vested and released			(27,768)
RSUs cancelled			(6,979)
2014 Stock Incentive Plan Activity:
Additional shares authorized	1,712,498
Options granted	(1,927,121)	1,927,121		$1.97
Options cancelled	147,778	(147,778)		$2.28

Combined Incentive Plan Balance—December 31, 2016	39,988	2,571,220	20,789	$2.52	8.77	$—

2013 Equity Incentive Plan Activity:
None
2014 Stock Incentive Plan Activity:
Additional shares authorized	6,780,330
Options granted	(1,068,001)	1,068,001		0.18
Options granted in the merger	(543,301)	543,301		2.07
RSUs granted in the merger	(5,893,849)		5,893,849
Options cancelled	737,859	(737,859)		1.85
RSUs vested and released			(20,789)

Combined Incentive Plan Balance—December 31, 2017	53,026	3,444,663	5,893,849	$1.87	8.31	$11,781

Options vested and exercisable—December 31, 2017		1,615,043		$3.06	7.40	$—

Options vested and expected to vest—December 31, 2017		3,063,308		$1.92	8.37	$10,108

*
Fair market value of JAGX stock on December 31, 2017 was $0.1398 per share.

        The weighted average grant date fair value of stock options granted was $0.13 and $0.86 per share during the years ended December 31, 2017 and 2016.

        The number of option shares that vested in the years ended December 31, 2017 and 2016 was 687,634 shares and 655,481 shares, respectively. The grant date weighted average fair value of option shares that vested in the years ended December 31, 2017 and 2016 was $712,718 and $722,134, respectively.

        No options were exercised in the years ended December 31, 2017 and 2016.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

        The intrinsic value is computed as the options granted multiplied by the difference between the fair market value of the Company's common stock of $0.1398 on December 31, 2017 and the grant date stock option exercise price.

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

Stock-Based Compensation

        The following table summarizes stock-based compensation expense related to stock options and RSUs for the years ended December 31, 2017 and 2016, and are included in the statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2017	2016
Research and development expense	$216,932	$181,489
Sales and marketing expense	32,325	73,679
General and administrative expense	565,356	462,759

Total	$814,613	$717,927

        As of December 31, 2017, the Company had $671,378 of unrecognized stock-based compensation expense for options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.27 years.

        The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

Years Ended December 31,
	2017	2016
Weighted-average volatility	74.26 - 90.45%	66.25 - 72.08
Weighted-average expected term (years)	5.14 - 5.82	5.00 - 5.82
Risk-free interest rate	1.97 - 2.27%	1.10 - 2.15
Expected dividend yield	—	—

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

10. Stock Incentive Plans (Continued)

        The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes-Merton option-pricing model was revalued using the following assumptions:

Years Ended December 31,
	2017	2016
Weighted-average volatility	85.40 - 85.65%	78.30 - 80.04%
Weighted-average expected term (years)	9.83 - 9.97	9.19 - 10.00
Risk-free interest rate	2.35 - 2.46%	1.32 - 2.46%
Expected dividend yield	—	—

11. Net Loss Per Share Attributable to Common Stockholders

        The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net loss attributable to common shareholders	$(21,968,614)	$(14,733,780)

Shares used to compute net loss per common share, basic and diluted	43,435,928	10,951,178

Net loss per share attributable to common shareholders, basic and diluted	$(0.51)	$(1.35)

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

        The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2017 and 2016 because their inclusion would be anti-dilutive:

	December 31, 2017	December 31, 2016
Options issued and outstanding	3,444,663	2,571,220
Warrants to purchase common stock	4,820,025	5,968,876
Restricted stock units	5,893,849	20,789

Total	14,158,537	8,560,885

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes

        The Company's loss before provision for income taxes during the years ended December 31, 2017 and 2016, was a domestic loss of $35,149,856 and $14,733,780, resepctively.

        The effective tax rate for 2017 and 2016 was (38)% and 0%, respectively. As a result of the acquisition of Napo Pharmaceuticals on July 31, 2017, the Company recorded a tax benefit of $13,181,242 for the year ended December 31, 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Napo will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. As a result of the Company's history of net operating losses and full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision for the year ended December 31, 2016.

        The components of the provision for income taxes during the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Current	—	—

Deferred:
Federal	(12,165,311)	—
State	(1,015,931)	—
Foreign	—	—

Total Deferred	(13,181,242)	—

Total Provision for Income Taxes	$(13,181,242)	$—

        The Company's effective tax during the years ended December 31, 2017 and 2016, differed from the federal statutory rate as follows:

	December 31, 2017	December 31, 2016
Statutory Rate	(34.0)%	(34.0)%
State Taxes	(2.2)	(5.6)
Tax Credits	(0.2)	(0.5)
Goodwill and Indefinite-lived Intangible Asset Impairment	16.3	—
Other	3.6	1.8
Effect of U.S. tax law change	2.6	—
Valuation Allowance	(23.6)	38.3

Effective Tax Rate	(37.5)	—%

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

        Net deferred tax assets as of December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Non-current deferred tax assets:
Net operating losses	$5,827,970	$9,626,610
Tax credits	325,188	374,605
Stock compensation	1,198,657	297,438
Fixed assets and intangibles	—	3,700,557
Other	312,949	93,434

	7,664,764	14,092,644
Valuation allowance	(1,625,782)	(14,092,644)

Net non-current deferred tax assets	6,038,982	—

Non-current deferred tax liabilities:
Fixed assets and intangibles	(6,038,982)	—

Net non-current deferred tax liability	(6,038,982)	—

Net non-current deferred tax asset (liability)	—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

        The valuation allowance decreased by $12,466,862 during the year ended December 31, 2017.

        On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the "Act") into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $914,534 with a corresponding offsetting change in valuation allowance of $914,534 for the year ended December 31, 2017.

        As of December 31, 2017, the Company had federal and California net operating loss carryovers of approximately $20,777,790 and $19,861,817, respectively. The federal and California net operating losses will begin to expire in 2033.

        As of December 31, 2017, the Company had federal and California research credit carryovers of approximately $71,083 and $422,439, respectively. The federal research credits will begin to expire in 2033. The California research credits carry forward indefinitely.

        Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an "ownership change," as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. As of December 31, 2017, the Company has reduced its federal and California gross net operating loss by $101,791,629 and $66,968,727 respectively. The Company also reduced their federal R&D credit carryforwards by $1,586,110. The California R&D credit carryforward is indefinite and therefore is not impacted by Section 382.

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

        The following is a reconciliation of the beginning and ending amount of our total gross unrecognized tax benefit liabilities:

	December 31, 2017	December 31, 2016
Gross Unrecognized Tax Benefit—Beginning Balance	$113,073	$78,930
Increases Related to Tax Positions from Prior Years	(55,960)	—
Increases Related to Tax Positions Taken During the Current Year	39,897	34,143

Gross Unrecognized Tax Benefit—Ending Balance	$97,010	$113,073

13. 401(k) Plan

        The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through December 31, 2017.

14. Subsequent Events

        The Company completed an evaluation of the impact of subsequent events through April 9, 2018, the date these financial statements were issued.

  Notes payable

        On February 26, 2018, Jaguar Health, Inc. (the "Company") entered into a securities purchase agreement (the "Securities Purchase Agreement") with Chicago Venture Partners, L.P. ("CVP"), pursuant to which the Company issued to CVP a promissory note (the "Note") in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP's transaction expenses. The Company will use the proceeds for general corporate purposes and working capital. The Note bears

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

14. Subsequent Events (Continued)

interest at the rate of 8% per annum and matures on (i) August 26, 2019 if the Company has raised at least $12 million in equity after the issuance date of the Note (the "Redemption Start Condition") and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018.

  Covnertible notes payable—Second Amendment to Note Purchase Agreement and Notes

        On February 16, 2018, Napo Pharmaceuticals, Inc. ("Napo"), a wholly-owned subsidiary of Jaguar Health, Inc. (the "Company"), entered into the Second Amendment to Note Purchase Agreement and Notes and Payoff Agreement (the "Second Amendment") with each of the purchasers (the "Purchasers") party to the Note Purchase Agreement, dated March 1, 2017, by and among the Napo and the Purchasers (as amended, the "Note Purchase Agreement"). In connection with the Second Amendment, Napo amended the original issue discount exchangeable promissory notes previously issued to the Purchasers on April 27, 2017 pursuant to the Note Purchase Agreement (the "Second Tranche Notes") to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018.

        In connection with the Second Amendment, the Company also issued 3,783,444 shares (the "Shares") of Common Stock to the Purchasers as repayment of the remaining $435,949.92 aggregate principal amount of the original issue discount exchangeable promissory notes previously issued by Napo to the Purchasers on March 1, 2017 pursuant to the Note Purchase Agreement (the "First Tranche Notes") and $18,063.24 in accrued and unpaid interest thereon.

        The Shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

        The form of Second Tranche Note and the Second Amendment are filed as Exhibits 4.1 and 10.1, respectively, to this Current Report on Form 8-K, and such documents are incorporated herein by reference. The foregoing is only a brief description of the material terms of the Second Tranche Note and the Second Amendment, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to such exhibits.

        On February 27, 2018, Napo entered into the Consent and Payoff Agreement with each of the purchasers party to the Note Purchase Agreement, dated March 1, 2017, by and among the Napo and the Purchasers. In connection with the Note Purchase Agreement, Napo agreed (i) to pay in cash all outstanding obligations under the original issue discount exchangeable promissory notes previously issued by Napo to the Purchasers on April 27, 2017 pursuant to the Note Purchase Agreement (the "Second Tranche Notes"), including accrued and unpaid interest thereon, within three days of the Company's receipt of proceeds of $5.0 million or more from one or more equity financings and in any case no later than April 15, 2018 (such date of payment, the Payment Date) and (ii) until the Payment Date, to limit the total number of outstanding shares of the Company's voting common stock to the amount specified therein, subject to certain limited exceptions. In consideration for these agreements, the Purchasers agreed to waive the restriction on prepayment of the Second Tranche Notes and not exercise their right to exchange the Second Tranche Notes for shares of Common Stock.

Jaguar Health, Inc.

Notes to Financial Statements (Continued)

14. Subsequent Events (Continued)

  Certificate of incorporation

        On March 12, 2018, the Company filed a fourth amended and restated certificate of incorporation authorizing the Company to issue 500,000,000 shares of common stock $0.0001 par value and 50,000,000 of convertible non-voting common stock, $0.0001 par value per share.

  Security purchase arrangement and related note payable

        On March 23, 2018, the Company entered into a Stock Purchase Agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company's series A convertible participating preferred stock, $0.0001 par value per share, for an aggregate purchase price of $9,199,001. The Company intends to use the proceeds from the offering for ongoing commercialization activities for Mytesi® in connection with the product's currently FDA-approved indication and for general corporate purposes. Each share of preferred stock is initially convertible into nine shares of common stock at an effective conversion price of $0.185 per share (based on an original price per Preferred Share of $1.665), provided that, at any time prior to the time the Company obtains stockholder approval, as required pursuant to Nasdaq Rule 5635(b) any conversion of Preferred Stock by a holder into shares of the Common Stock would be prohibited if, as a result of such conversion, the holder, together with such holder's attribution parties, would beneficially own more than 19.99% of the total number of shares of the Common Stock issued and outstanding after giving effect to such conversion. Subject to certain limited exceptions, the shares of Preferred Stock cannot be offered, pledged or sold by Sagard for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization.

        Concurrently with the consummation of the preferred stock offering, the Company entered into share purchase agreements with certain institutional investors pursuant to which the Company issued approximately $5.0 million of common stock to such investors at a price of $0.17 per share. The Company intends to use the proceeds from the Common Stock Offering for to repay certain aged payables relating to the Company's acquisition of Napo in July 2017.

        On March 21, 2018, the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,340.91 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,340.91, and the initial principal balance also includes $25,000 to cover CVP's transaction expenses. The Company will use the proceeds to fully repay certain prior secured and unsecured indebtedness. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019. The Company also entered into a security agreement with CVP, pursuant to which CVP will receive a security interest in substantially all of the Company's assets. Pursuant to the terms of the Security Agreement, CVP's security interest becomes effective upon CVP's purchase of the Company's outstanding obligations under that certain loan and security agreement, dated August 18, 2015, between the Company and Hercules Capital, Inc. or upon such time that the Hercules Loan is otherwise repaid in full. Upon the consummation of the CVP Note Offering, the Company repaid the Hercules Loan in full, and CVP's security interest in substantially all of the Company's assets became effective.

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

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of an internal control related to review of our tax provision. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. In connection with the audit of our financial statements as of and for the year ended December 31, 2017, we did not adequately and timely review the accounting for income taxes. While we utilize the assistance of an external income tax specialist to prepare our annual tax provision, management has concluded there to be a material weakness in the design of our income tax controls in that our policy that governs the data validation controls over data provided to and received from the external income tax specialist and the management review controls were not designed with appropriate levels of precision and were not undertaken in a timely manner, which resulted in an extension to file our Annual Report on Form 10-K. We plan to enhance existing controls and design and implement new controls applicable to our tax accounting, to ensure that our income tax balances are accurately calculated and appropriately reflected in our financial statements on a timely basis. We plan to devote significant time and attention to remediate the above material weakness as soon as reasonably possible. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design and operation of our controls. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.

Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective-due to the material weakness identified above.

        This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, other than the material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2017.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference from the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information under the captions "Compensation of Directors and Executive Officers" contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers—Equity Compensation "contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from the information under the caption "Proposal 1—Election of Directors—Director Independence" and "Certain Relationships and Related Transactions" contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information under the caption "Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report

1.
Financial Statements:

        Reference is made to the Index to Financial Statements of Jaguar Health, Inc. included in Item 8 of Part II hereof.

  2.
  Financial Statement Schedules

        All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

  3.
  Exhibits

        See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.

(b)
Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of March 31, 2017, by and among Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.), Napo Acquisition Corporation, Napo Pharmaceuticals, Inc. and Gregory Stock (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Jaguar Health, Inc. filed March 31, 2017, File No. 001-36714).
3.1
Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on August 1, 2017).
3.2	*	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.
3.3
Certificate of Designation of Series A Convertible Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (filed with the Securities and Exchange Commission on March 27, 2018).
3.4		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on May 18, 2015).
4.1
Specimen Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).
4.2
Secured Convertible Promissory Note, dated June 29, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 4.1 to the Current Report on Form 8-K filed on July 3, 2017).
4.3		Specimen Non-Voting Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed August 1, 2017, File No. 001-36714).
4.4
Secured Promissory Note, dated December 8, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 4.1 to the Current Report on Form 8-K filed on December 14, 2017).

Exhibit No.		Description
10.1	‡	Form of Indemnification Agreement by and between Jaguar Health, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).
10.2	‡
Jaguar Health, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).
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
Offer Letter by and between Jaguar Health, Inc. and Lisa A. Conte, dated March 1, 2014 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).
10.7	‡
Offer Letter by and between Jaguar Health, Inc. and Steven R. King, Ph.D., dated February 28, 2014 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-198383) filed with the Securities and Exchange Commission on August 27, 2014).
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
10.11
Non-Disturbance Letter Agreement by and between Napo Pharmaceuticals, Inc. and Nantucket Investments Limited, as Administrative Agent and Collateral Agent, dated October 10, 2014 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 10, 2014).
10.12
Form of Warrant to Purchase Common Stock issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires October 30, 2019 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on October 31, 2014).

Exhibit No.		Description
10.13		Form of Exchange Warrant to Purchase Common Stock, issued to GPB Life Science Holdings LLC and 31 Group, LLC, which expires June 3, 2020, as amended (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).
10.14
Amendment No. 1 to Amended and Restated License Agreement between Jaguar Health, Inc. and Napo Pharmaceuticals, Inc., dated as of January 27, 2015 (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).
10.15	‡
Offer Letter by and between Jaguar Health, Inc. and Michael Hauser, D.V.M., dated as of March 3, 2015 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).
10.16
Form of Representative's Warrant (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).
10.17
Form of Warrant and Note Exercise Amendment pursuant to Convertible Note and Warrant Purchase Agreement dated December 23, 2014 (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).
10.18
Convertible Note and Warrant Purchase Agreement dated March 20, 2015 by and between Jaguar Health, Inc., and Dechra Pharmaceuticals PLC (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).
10.19
Common Stock Warrant issued pursuant to the Convertible Note and Warrant Purchase Agreement dated March 20, 2015, which expires December 31, 2017 (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on April 17, 2015).
10.20
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
10.22
Sublease Agreement by and between SeeChange Health Management LLC and Jaguar Health, Inc., dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).
10.23
Consent to Sublease by and among CA-Mission Street Limited Partnership, SeeChange Health Management LLC and Jaguar Health, Inc., dated June 19, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on June 23, 2015).

Exhibit No.		Description
10.24		Loan and Security Agreement between Jaguar Health, Inc., Qualified Subsidiaries thereof, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Hercules Technology Growth Capital, Inc., dated as of August 18, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (No. 001-36714) filed with the Securities and Exchange Commission on August 20, 2015).
10.25	†
Manufacture and Supply Agreement between Jaguar Health, Inc. and Glenmark Pharmaceuticals Ltd., dated September 22, 2015 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed with the Securities and Exchange Commission on November 13, 2015).
10.26
Formulation Development and Manufacturing Agreement between Jaguar Health, Inc. and Patheon Pharmaceuticals Inc., dated October 8, 2015 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (No. 333-208905) filed with the Securities and Exchange Commission on January 7, 2016).
10.27	‡
Offer Letter by and between Jaguar Health, Inc., and Karen Wright, dated as of October 11, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015).
10.28
Form of Convertible Promissory Note issued pursuant to the Convertible Note and Warrant Purchase Agreement dated as of December 23, 2014 (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1/A (No. 333-198383) filed with the Securities and Exchange Commission on March 20, 2015).
10.29
First Amendment to the Loan and Security Agreement and Waiver, dated as of April 21, 2016, by and among Jaguar Health, Inc., Hercules Capital, Inc., and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2016).
10.30
Common Stock Purchase Agreement, dated June 8, 2016, by and between Jaguar Health, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2016).
10.31		Letter of Intent, between Jaguar Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2016).
10.32
Common Stock Warrant issued pursuant to the Letter Agreement, dated November 8, 2016, between Jaguar Health, Inc. and Serious Change II LP, which expires July 28, 2022 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on November 14, 2016).
10.33
Form of Securities Purchase Agreement, by and among Jaguar Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2016).
10.34
Form of Registration Rights Agreement, by and among Jaguar Health, Inc. and the investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2016).
10.35
Supply and Distribution Agreement, dated as of September 6, 2016, by and between Jaguar Health, Inc. and Integrated Animal Nutrition and Health Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A (No. 001-36714) filed on December 5, 2016).

Exhibit No.		Description
10.36	†	Distribution Agreement, dated December 9, 2016, by and between Jaguar Health, Inc. and Henry Schein, Inc.
10.37	†	License, Development, Co-Promotion and Commercialization Agreement, dated January 27, 2017, by and between Jaguar Health, Inc. and Elanco US, Inc.
10.38		Common Stock Warrant issued pursuant to the Letter Agreement, dated January 30, 2017, between Jaguar Health, Inc. and Serious Change II LP, which expires January 31, 2019.
10.39
Binding Agreement of Terms for Jaguar Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2017).
10.40
Employee Leasing and Overhead Allocation Agreement, dated July 1, 2016, by and between Napo Pharmaceuticals, Inc. and Jaguar Health, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on May 15, 2017).
10.41
Amendment No. 1 to Employee Leasing and Overhead Allocation Agreement, dated March 2, 2017, by and between Jaguar Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on May 15, 2017).
10.42
Binding Agreement of Terms for Jaguar Animal Health, Inc. Acquisition of Napo Pharmaceuticals, dated February 8, 2017, between Jaguar Health, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2017).
10.43
Commitment Letter, dated February 21, 2017, signed by Invesco Asset Management Limited (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on May 15, 2017).
10.44
Note Purchase Agreement, dated March 1, 2017, by and among Napo Pharmaceuticals, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.45 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.45
Investor Rights Agreement, dated March 31, 2017, by and between Jaguar Health, Inc. and Nantucket Investments Limited (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2017).
10.46
Form of Original Issue Discount Exchange Promissory Note issued pursuant to the Note Purchase Agreement dated as of March 1, 2017, by and among Napo Pharmaceuticals, Inc. and the Purchasers as defined therein (incorporated herein by reference to Exhibit 10.46 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.47
Amended and Restated Note Purchase Agreement, dated March 31, 2017, by and among Napo Pharmaceuticals, Inc., Kingdon Associates, M. Kingdon Offshore Master Fund L.P., and Kingdon Family Partnership, L.P. (incorporated herein by reference to Exhibit 10.47 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.48
Form of Kingdon Convertible Promissory Note issued pursuant to the Amended and Restated Note Purchase Agreement, dated March 31, 2017, by and among Napo Pharmaceuticals, Inc., Kingdon Associates, M. Kingdon Offshore Master Fund L.P., and Kingdon Family Partnership, L.P. (incorporated herein by reference to Exhibit 10.48 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).

Exhibit No.		Description
10.49		Limited Subordination Agreement, dated December 30, 2016, by and among Napo Pharmaceuticals, Inc., Kingdon Capital Management, L.L.C., Nantucket Investments Limited, the lenders under the Nantucket Financing Agreement party thereto, Dorsar Investment Company, Alco Investment Company and Two Daughters LLC (incorporated herein by reference to Exhibit 10.49 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.50
Security Agreement, dated December 30, 2016, by and among Napo Pharmaceuticals, Inc., Kingdon Capital Management, L.L.C., and the purchasers named therein (incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.51
Settlement and Discounted Payoff Agreement, dated March 31, 2017, by and among the lenders named therein, Nantucket Investments Limited, and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.52 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.52
Debt and Warrant Settlement Agreement, dated March 31, 2017, by and among Dorsar Investment Company, Alco Investment Company, Two Daughters LLC, and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.53 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.53
Debt Settlement Agreement, dated March 31, 2017, by and between Boies Schiller Flexner LLP and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.54 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.54
Debt Settlement Agreement, dated March 31, 2017, by and between Dan Becka and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.55	‡
Form of Escrow Agreement, by and among Jaguar Animal Health, Inc., Nantucket Investments Limited and Citibank, National Association (incorporated herein by reference to Exhibit 10.57 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.56	‡
Form of Restricted Stock Unit Indemnification and Forfeiture Agreement, by and among Jaguar Animal Health, Inc., Napo Pharmaceuticals, Inc. and the holders of Napo RSUs (incorporated herein by reference to Exhibit 10.58 to the Registration Statement on Form S-4 filed April 18, 2017 (No. 333-217364)).
10.57	†
Collaboration Agreement, dated July 2, 2005, by and between Glenmark Pharmaceuticals Ltd. and Napo Pharmaceuticals, Inc., as amended (incorporated herein by reference to Exhibit 10.59 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.58
Settlement Agreement, dated December 29, 2013, by and between Glenmark Pharmaceuticals Ltd. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.60 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.59	†
Alliance Agreement, dated May 23, 2005, by and among AsiaPharm Investment Limited and its Affiliates, including Shandong Luye Pharmaceuticals Co. Ltd., and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.61 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).

Exhibit No.		Description
10.60	†	Finder's Agreement, dated April 9, 2010, by and among Luye Pharma Group Limited and its Affiliates, including Shandong Luye Pharmaceuticals Co. Ltd., and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.62 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.61	†
Settlement, Termination, Asset Transfer and Transition Agreement, dated March 4, 2016, by and between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.63 to the Registration Statement on Form S-4/A filed June 28, 2017 (No. 333-217364)).
10.62
First Amendment to Settlement, Termination, Asset Transfer and Transition Agreement, dated as of May 10, 2016, by and between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.64 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.63
Investment Rights Agreement, dated April 20, 2006, as amended January 25, 2011, by and among IL&FS Trust Company Limited, as trustee of the IL&FS Private Equity Trust, investing through its venture capital scheme Leverage India Fund, acting through its investment manager IL&FS Investment Managers Limited, and Napo Pharmaceuticals, Inc., and Napo India Private Limited and the Management Team, as defined therein (incorporated herein by reference to Exhibit 10.69 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.64
Investment Rights Agreement, dated October 1, 2007, by and among IL&FS Trust Company Limited, as trustee of the IL&FS Private Equity Trust, investing through its venture capital scheme Leverage India Fund, acting through its investment manager IL&FS Investment Managers Limited, and Sindu Private Limited, and Napo Pharmaceuticals, Inc., and Indus Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.70 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.65
Investment Rights Agreement, dated December 21, 2009, by and among IL&FS Trust Company Limited, as trustee of the IL&FS Private Equity Trust, investing through its venture capital scheme Leverage India Fund, acting through its investment manager IL&FS Investment Managers Limited, and Napo Pharmaceuticals, Inc., and Napo Pharmaceuticals India Private Limited (incorporated herein by reference to Exhibit 10.71 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.66	†
Marketing and Distribution Agreement, dated as of April 14, 2016, by and among Napo Pharmaceuticals, Inc. and BexR Logistics, LLC, as amended (incorporated herein by reference to Exhibit 10.72 to the Registration Statement on Form S-4/A filed June 28, 2017 (No. 333-217364)).
10.67	†
Strategic Marketing Alliance Agreement, dated as of April 14, 2016, by and between Napo Pharmaceuticals, Inc. and SmartPharma, LLC (incorporated herein by reference to Exhibit 10.73 to the Registration Statement on Form S-4/A filed June 28, 2017 (No. 333-217364)).
10.68
Quality Agreement, dated May 21, 2013, between Salix Pharmaceuticals, Inc. and Patheon Pharmaceuticals Inc., as assigned by Salix Pharmaceuticals Inc. to Napo Pharmaceuticals, Inc. pursuant to the Settlement, Termination, Asset Transfer and Transition Agreement, dated March 4, 2016, by and between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.74 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).

Exhibit No.		Description
10.69	†	Master Manufacturing Services Agreement, dated May 21, 2013, between Salix Pharmaceuticals, Inc. and Patheon Pharmaceuticals Inc., as assigned by Salix Pharmaceuticals Inc. to Napo Pharmaceuticals, Inc. pursuant to the Settlement, Termination, Asset Transfer and Transition Agreement, dated March 4, 2016, by and between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.75 to the Registration Statement on Form S-4/A filed June 28, 2017 (No. 333-217364)).
10.70	†
Crofelemer Product Agreement, dated May 21, 2013, between Salix Pharmaceuticals, Inc. and Patheon Pharmaceuticals Inc., as assigned by Salix Pharmaceuticals Inc. to Napo pursuant to the Settlement, Termination, Asset Transfer and Transition Agreement, dated March 4, 2016, by and between Napo Pharmaceuticals, Inc. and Salix Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.76 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.71	†
License Agreement, dated February 28, 2007, by and between Insmed Incorporated and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.77 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.72
Master Service Agreement, dated February 13, 2017, by and between Alamo Pharma Services, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.80 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.73	†
Project Agreement, dated February 13, 2017, by and between Alamo Pharma Services, Inc., Mission Pharmacal Company, and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.81 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.74	†
Project Agreement, dated February 27, 2017, by and between Alamo Pharma Services, Inc. and Napo Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.82 to the Registration Statement on Form S-4/A filed May 26, 2017 (No. 333-217364)).
10.75
Amendment, Waiver & Consent, dated June 27, 2017, by and among Jaguar Health, Inc., Nantucket Investments Limited, and Napo Pharmaceuticals, Inc. (incorporated by reference to Ex. 10.83 of the Company's Registration Statement on Form S-4 (Registration No. 333-217364) filed on July 5, 2017).
10.76
Securities Purchase Agreement, dated June 29, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.1 to the Current Report on Form 8-K filed on July 3, 2017).
10.77
Subordination Agreement and Right to Purchase Debt, dated June 29, 2017, by and between Chicago Venture Partners, L.P., Jaguar Health, Inc. and Hercules Capital, Inc. (incorporated by reference to Ex. 10.2 to the Current Report on Form 8-K filed on July 3, 2017).
10.78
Security Agreement, dated June 29, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.3 to the Current Report on Form 8-K filed on July 3, 2017).
10.79		Form of Warrant Exercise Agreement (incorporated by reference to Ex. 10.1 to the Current Report on Form 8-K filed on July 31, 2017).

Exhibit No.		Description
10.80		Share Purchase Agreement, dated July 31, 2017, by and between Jaguar Health, Inc. and Invesco Asset Management Limited (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on November 20, 2017).
10.81
Letter Agreement, dated September 1, 2017, by and among Napo Pharmaceuticals, Inc., MEF I, L.P. and Riverside Merchant Partners (incorporated by reference to Exhibit 10.33 to the Form 8-K/A of Jaguar Health, Inc. filed September 14, 2017, File No. 001-36714).
10.82
Letter Agreement, dated August 31, 2017, by and among Napo Pharmaceuticals, Inc., M. Kingdon Offshore Master Fund L.P., Kingdon Family Partnership, L.P. and Kingdon Credit Master Fund L.P. (incorporated by reference to Exhibit 10.34 to the Form 8-K/A of Jaguar Health, Inc. filed September 14, 2017, File No. 001-36714).
10.83
Letter Agreement, dated August 28, 2017, by and among Napo Pharmaceuticals, Inc., Dorsar Investment Company, Alco Investment Company and Two Daughters LLC (incorporated by reference to Exhibit 10.35 to the Form 8-K/A of Jaguar Health, Inc. filed September 14, 2017, File No. 001-36714).
10.84
Letter Agreement, dated September 1, 2017, by and between Napo Pharmaceuticals, Inc. and Boies Schiller Flexner LLP (incorporated by reference to Exhibit 10.36 to the Form 8-K/A of Jaguar Health, Inc. filed September 14, 2017, File No. 001-36714).
10.85
Letter Agreement, dated August 30, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.37 to the Form 8-K/A of Jaguar Health, Inc. filed September 14, 2017, File No. 001-36714).
10.86
Termination, Asset Transfer and Transition Agreement, dated September 22, 2017, by and between Napo Pharmaceuticals, Inc. and Glenmark Pharmaceuticals, Ltd. (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (No. 001-36714) filed on November 20, 2017).
10.87
Share Purchase Agreement, dated November 24, 2017, by and between Jaguar Health, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed November 24, 2017, File No. 001-36714).
10.88
Common Stock Purchase Agreement, dated November 24, 2017, by and between Jaguar Health, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed November 24, 2017, File No. 001-36714).
10.89	*	Collaboration Agreement, dated December 13, 2017, by and between Jaguar Health, Inc. and Seed Mena Businessmen Services, LLC.
10.90
Securities Purchase Agreement, dated December 8, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.1 to the Current Report on Form 8-K filed on December 14, 2017).
10.91
Security Agreement, dated December 8, 2017, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Ex. 10.2 to the Current Report on Form 8-K filed on December 14, 2017).
10.92		Form of First Amended Original Issue Discount Exchangeable Promissory Note. (incorporated by reference to Ex. 4.1 to the Current Report on Form 8-K filed on January 2, 2018).

Exhibit No.		Description
10.93		First Amendment to the Note Purchase Agreement and Notes, dated December 29, 2017, by and among Jaguar Health, Inc. and the purchasers named therein (incorporated by reference to Ex. 10.1 to the Current Report on Form 8-K filed on January 2, 2018).
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2	**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

JAGUAR HEALTH, INC.
By:	/s/ LISA A. CONTE Lisa A. Conte Chief Executive Officer and President

Date: April 9, 2018