Form 10-Q
period 2018-03-31
Jaguar Health, Inc.
filed 2018-05-15
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a	Emerging growth company ☒
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 15, 2018, there were 171,350,166 shares of common stock, par value $0.0001 per share, outstanding, of which 131,048,929 are voting shares and 40,301,237 are non-voting shares. The company also had 5,524,926 shares of convertible preferred stock outstanding.

Page No.

PART I. — FINANCIAL INFORMATION (Unaudited)	1
Item 1. Condensed Consolidated Unaudited Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Month Periods Ended March 31, 2018 and 2017	2
Condensed Consolidated Statement of Changes in Common Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 31, 2016 through March 31, 2018	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	63
PART II. — OTHER INFORMATION	64
Item 1. Legal Proceedings	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 6. Exhibits	65
SIGNATURE	67

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,808,324	$520,698
Restricted cash	—	239,169
Accounts receivable	362,809	467,658
Other receivable	2,414	1,380
Inventory	2,328,520	2,072,817
Prepaid expenses and other current assets	365,335	497,373
Total current assets	10,867,402	3,799,095
Land, property and equipment, net	1,213,564	1,222,068
Goodwill	5,210,821	5,210,821
Intangible assets, net	32,975,555	33,397,222
Total assets	$50,267,342	$43,629,206

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,162,179	$7,354,932
Deferred collaboration revenue	—	177,389
Deferred rent	3,240	4,584
Accrued expenses	1,664,234	2,199,549
Warrant liability	192,960	103,860
Derivative liability	15,000	11,000
Conversion option liability	—	111,841
Convertible notes payable	690,683	2,672,215
Notes payable	3,656,099	1,141,153
Current portion of long-term debt	—	1,609,244
Total current liabilities	9,384,395	15,385,767
Convertible long-term debt, net of discount	10,875,300	10,982,437
Total liabilities	$20,259,695	$26,368,204

Commitments and Contingencies (See Note 7)

Series A convertible preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; 5,524,926 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017; (liquidation preference of $9,199,002 at March 31, 2018)	$9,000,002	$—

Stockholders’ Equity:
Common stock: $0.0001 par value, 500,000,000 shares and 250,000,000 authorized at March 31, 2018 and December 31, 2017, respectively; 125,698,191 and 62,707,480 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	12,570	6,271
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2018 and December 31, 2017; 42,617,893 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	4,262	4,262
Additional paid-in capital	89,092,172	79,655,191
Accumulated deficit	(68,101,359)	(62,404,722)
Total stockholders’ equity	21,007,645	17,261,002
Total liabilities, convertible preferred stock and stockholders’ equity	$50,267,342	$43,629,206

(1) The condensed balance sheet at December 31, 2017 is derived from the audited financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 9, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Product revenue	$626,967	$74,544
Collaboration revenue	177,389	747,866
Total revenue	804,356	822,410
Operating Expenses
Cost of product revenue	464,161	16,145
Research and development expense	757,866	1,255,452
Sales and marketing expense	1,712,190	122,912
General and administrative expense	2,998,400	3,303,503
Total operating expenses	5,932,617	4,698,012
Loss from operations	(5,128,261)	(3,875,602)
Interest expense	(602,022)	(180,072)
Other income	297,500	1,448
Change in fair value of warrants and conversion option liability	(263,854)	(453,419)
Loss on extinguishment of debt	—	(207,713)
Net loss and comprehensive loss	(5,696,637)	(4,715,358)
Deemed dividend attributable to preferred stock	(995,000)	—
Net loss attributable to common shareholders	$(6,691,637)	$(4,715,358)
Net loss per share, basic and diluted	$(0.05)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	129,467,132	14,157,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Common Stock - Non-voting		Additional Paid-in		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)

Balances - December 31, 2016	—	$—	14,007,132	$1,401	—	$—	$37,980,522	$(40,436,108)	$(2,454,185)

Issuance of common stock in association with a June 2016 private investment in public entities offering, net of offering costs of $72,710	—	—	3,972,510	397	—	—	2,313,977	—	2,314,374

Issuance of common stock in a private investment in public entities offering, net of offering costs of $6,000 June 2017	—	—	200,000	20	—	—	93,980	—	94,000

Issuance of common stock through a stock purchase agreement with a private investor, net of offering costs of $44,738 November 2017	—	—	5,100,000	510	—	—	554,752	—	555,262

Issuance of common stock in a private investment in public entities offering	—	—	4,010,000	401	—	—	400,599	—	401,000

Issuance of common stock in the merger	—	—	2,282,445	228	—	—	1,277,941	—	1,278,169
Issuance of common stock in a July 2017 CSPA	—	—	3,243,243	325	—	—	2,999,675	—	3,000,000
Issuance of common stock in a follow-on offering registration statement October 2017, net of commissions and offering costs of $763,502	—	—	21,687,500	2,169	—	—	3,571,829	—	3,573,998
Issuance of common stock - non-voting in the merger	—	—	—	—	43,173,288	4,317	24,172,725	—	24,177,042
Conversion of non-voting common stock to common stock	—	—	555,395	55	(555,395)	(55)	—	—	—
Issuance of warrants in the merger	—	—	—	—	—	—	630,859	—	630,859

Issuance of stock options in the merger	—	—	—	—	—	—	5,691	—	5,691

Issuance of RSUs in the merger	—	—	—	—	—	—	3,300,555	—	3,300,555

Issuance of common stock in exchange for warrants	—	—	908,334	91	—	—	386,243	—	386,334

Stock-based compensation	—	—	—	—	—	—	814,613	—	814,613

Warrants, issued in conjunction with debt extinguishment	—	—	—	—	—	—	207,713	—	207,713

Issuance of common stock in exchange for vested restricted stock units	—	—	13,703	1	—	—	(1)	—	—

Issuance of common stock in exchange for redemption of convertible debt	—	—	6,492,084	649	—	—	899,713	—	900,362

Issuance of common stock in exchange for services	—	—	235,134	24	—	—	43,805	—	43,829

Net and comprehensive loss	—	—	—	—	—	—	—	(21,968,614)	(21,968,614)

Balances - December 31, 2017	—	$—	62,707,480	$6,271	42,617,893	$4,262	$79,655,191	$(62,404,722)	$17,261,002

Issuance of preferred stock and common stock in a private investment in public entities March 2018	5,524,926	$9,000,002	29,411,766	2,940	—	—	4,997,060	—	5,000,000

Beneficial conversion feature of the series A convertible preferred stock	—	(995,000)	—	—	—	—	995,000	—	995,000

Deemed dividend on the series A convertible preferred stock	—	995,000	—	—	—	—	(995,000)	—	(995,000)

Issuance of common stock in a private investment in public entities November 2017	—	—	9,746,413	975	—	—	1,304,799	—	1,305,774

Issuance of common stock in a private investment in public entities January 2018	—	—	7,182,818	718	—	—	749,382	—	750,100

Issuance of common stock in exchange for redemption of convertible debt	—	—	12,314,291	1,232	—	—	1,402,781	—	1,404,013

Issuance of common stock in exchange for services	—	—	50,000	5	—	—	6,420	—	6,425

Issuance of common stock in exchange for payment of interest expense	—	—	4,285,423	429	—	—	704,296	—	704,725

Stock-based compensation	—	—	—	—	—	—	272,243	—	272,243

Net and comprehensive loss	—	—	—	—	—	—	—	(5,696,637)	(5,696,637)

Balances - March 31, 2018	5,524,926	$9,000,002	125,698,191	$12,570	42,617,893	$4,262	$89,092,172	$(68,101,359)	$21,007,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(5,696,637)	$(4,715,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	329,561	15,031
Interest paid on the conversion of debt to equity	20,496	—
Common stock issued in exchange for services rendered	6,425	—
Loss on extinguishment of debt	—	207,713
Stock-based compensation	272,243	228,036
Amortization of debt issuance costs and debt discount	403,824	96,772
Change in fair value of warrants and conversion option liability	263,854	453,419
Change in fair value of derivative liability	4,000	—
Changes in assets and liabilities
Accounts receivable	104,849	4,963
Other receivable	(1,034)	(288,166)
Inventory	(255,703)	20,114
Prepaid expenses and other current assets	132,038	(85,218)
Deferred offering costs	—	7,632
Due from former parent	—	78,226
Deferred collaboration revenue	(177,389)	2,088,989
Deferred product revenue	—	(16,196)
Deferred rent	(1,344)	158
Accounts payable	(4,192,753)	931,340
Accrued expenses	(834,123)	683,825
Total cash used in operations	(9,621,693)	(288,720)
Cash Flows from Investing Activities
Purchase of equipment	(6,527)	—
Total cash used in investing activities	(6,527)	—
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,310,000	—
Repayment of long-term debt	(1,689,199)	(490,101)
Proceeds from issuance of common stock in a private investment in public entities June 2016	—	550,434
Issuance costs associated with the issuance of common stock in a private investment in public entities June 2016	—	(7,632)
Proceeds from issuance of common stock through a stock purchase agreement with a private investor November 2017	1,305,774
Proceeds from the issuance of common stock in a private investment in public entities December 2017	750,100
Proceeds from the issuance of common stock in a private investment in public entities March 2018	5,000,000	—
Proceeds from the issuance of convertible preferred stock in private investment in public entities March 2018	9,199,002	—
Issuance costs associated with the issuance of convertible preferred stock in a private investment in public entities March 2018	(199,000)
Total Cash Provided by Financing Activities	16,676,677	52,701
Net decrease in cash, cash equivalents and restricted cash	7,048,457	(236,019)
Cash, cash equivalents and restricted cash at beginning of period	759,867	1,462,272
Cash, cash equivalents and restricted cash at end of period	$7,808,324	$1,226,253
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$19,344	$—
Common stock issued as redemption of Jaguar notes payable and related interest	$950,000	$—
Common stock issued as redemption of Napo notes payable and related interest	$1,158,308	$—
Deemed dividend attributable to preferred stock	$995,000	$—

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$7,808,324	$1,205,061
Restricted cash	—	21,192
Total cash, cash equivalents and restricted cash	$7,808,324	$1,226,253

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $68,101,359 as of March 31, 2018. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as the securing of additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

In June 2016, the Company entered into a common stock purchase agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. Through March 31, 2018 the Company sold 6,000,000 shares for gross cash proceeds of $5,063,785. The CSPA limited the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Concentration of Credit Risk and Cash and Cash Equivalents

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits. The carrying value of cash approximates fair value at March 31, 2018 and December 31, 2017.

Fair Values

The Company’s financial instruments include, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrant liabilities, derivative liability, debt conversion option liability, and debt. Cash is reported at fair value. The recorded carrying amount of accounts receivable, accounts payable and accrued expenses reflect their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 4 for the fair value measurements, and Note 8 for the fair value of the Company’s warrant liabilities, derivative liability, and debt conversion option liability.

Restricted Cash

On August 18, 2015, the Company entered into a long-term loan and security agreement with a lender for up to $8.0 million, which, along with subsequent loan amendments, required the Company to maintain a base minimum cash balance of varying amounts.   The restricted cash balance related to the loan was $0 and $239,169 at March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories are stated at the lower of cost or net realizeable value. The Company calculates inventory valuation adjustments when conditions indicate that market is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizeable value.

Land, Property and Equipment

Land is stated at cost, reflecting fair value of the property at July 31, 2017, the date of the merger with Napo.

Equipment and furniture and fixtures are stated at cost, less accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over the estimated useful lives of 3 to 10 years.

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

Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited, and are reviewed regularly for possible impairment.

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

If the carrying value of a reporting unit’s net assets exceeds its fair value, the goodwill would be considered impaired and would be reduced to its fair value. The goodwill was entirely allocated to the human health reporting unit as the goodwill relates to the Napo Merger. The decline in market capitalization during the year ended December 31, 2017 was determined to be a triggering event for potential goodwill impairment. Accordingly the Company performed the goodwill impairment analysis. The Company utilized the market capitalization plus a reasonable control premium in the performance of its impairment test. The market capitalization was based on the outstanding shares and the average market share price for the 30 days prior to December 31, 2017. Based on the results of the Company’s impairment test, the Company recorded an impairment charge of $16,827,000 during the year ended December 31, 2017. If the market capitalization decreases in the future, a reasonable possibility exists that goodwill could be further impaired in the near term and that such impairment may be material to the financial statements.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further goodwill impairment in the future. Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We booked an impairment of $2,300,000 in the year ended December 31, 2017. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The loss resulted from the Company’s termination of the clostridium dificil infection program.

Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.

In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the consolidated balance sheet. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including related salaries, clinical trial and related drug and non-drug product costs, contract services and other outside service expenses. Research and development expense is charged to operating expense in the period incurred.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was similar to the method utilized immediately prior to adoption.  Accordingly, there is no need for the Company to dislose the amount by which each financial statement line item was affected as a result of applying the new revenue standard and an explanation of significant changes.

The Company recognizes revenue in accordance with the core principal of ASC 606 or when there is a transfer of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

Contracts

Napo has a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed between Mission and their Distributors. Health care providers order Mytesi  through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers the Distributors of Mission as its customers.

Mission’s Distributors are the customers of the Company with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with its Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Jaguar’s Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASXC 606-10-25-1.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is Company’s promise to transfer the Company’s product Mytesi to Distributors based on specified payment and shipping terms in the arrangement.

Transaction price

For both Jaugar and Napo, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquistion Cost (“WAC”), net of variable considerations and price adjustments.

Allocate transaction price

For both Napo and Jaguar, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Napo and Jaguar, a single performance obligation is satisfied at a point in time, upon the FOB terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $583,269 and $0 in the three months ended March 2018 and 2017, respectively. The Company recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at March 31, 2018 and December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Animal

The Company recognized Neonorm revenues of $43,698 and $44,544 for the three months ended March 31, 2018 and 2017, respectively, and Botanical Extract revenues of $0 and $30,000 in the three months ended March 31, 2018 and 2017, respectively. Revenues are recognized when title has transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Reserves for returns are analyzed periodically and are estimated based on historical return data.  Reserves for returns and price adjustments at March 31, 2018 and December 31, 2017 were immaterial. Sales of Botanical Extract are recognized as revenue when the product is delivered to the customer which do not provide for return rights.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $177,389 and $459,700 in collaboration revenue in the three months ended March 31, 2018 and 2017, respectively. In addition to the upfront payments, Elanco reimbursed the Company for $0 and $288,166 in the three months ended March 31, 2018 and 2017 for certain development and regulatory expenses related to the planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs which were also included in collaboration revenue.

On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement were revoked and the rights granted thereunder reverted back to the Company. Provisions in the agreement providing for the receipt of additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales terminated on termination of the agreement.

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

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). There was no difference between net loss and comprehensive loss for the three months ended March 31, 2018 and 2017.

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

The Company’s reportable segments net sales and net income consisted of:

	Three Months Ended March 31,
	2018	2017
Revenue from external customers
Human Health	$583,269	$—
Animal Health	43,698	822,410
Consolidated Totals	$626,967	$822,410
Interest expense
Human Health	$105,891	$—
Animal Health	496,131	180,072
Consolidated Totals	$602,022	$180,072
Depreciation and amortization
Human Health	$314,530	$—
Animal Health	15,031	15,031
Consolidated Totals	$329,561	$15,031
Segment profit
Human Health	$(2,899,306)	$—
Animal Health	(2,797,331)	(4,715,358)
Consolidated Totals	$(5,696,637)	$(4,715,358)

The Company’s reportable segments assets consisted of the following:

	As of March 31,	As of December 31,
	2018	2017
Segment assets
Human Health	$41,520,244	$41,754,603
Animal Health	50,982,480	36,807,184
Total	$92,502,724	$78,561,787

The reconciliation of segments assets to the consolidated assets is as follows:

	As of March 31,	As of December 31,
	2018	2017
Total assets for reportable segments	$92,502,724	$78,561,787
Less: investment in subsidiary	(29,240,965)	(29,240,965)
Less: Intercompany loan	(2,000,000)	(2,000,000)
Less: intercompany receivable	(10,994,417)	(3,691,616)
Consolidated Totals	$50,267,342	$43,629,206

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2018 and 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entitiy Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes.  The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment has been held. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company has completed the process of evaluating the effects of the adoption of Topic 606 and determined that the timing and measurement of our revenues under the new standard is similar to that recognized under the previous revenue guidance. Similar to the current guidance, the Company will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates and product returns. Revenue will be recognized at a point in time upon the transfer of control of the Company’s products, which occurs upon delivery for substantially all of the Company’s sales. The Company adopted the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings as prescribed by the modified retrospective method of adoption. The adoption of ASU 2014-09, ASU 2016-10 and ASU 2016-12 did not have a material impact on Company’s condensed consolidated financial statements.

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

The Company valued convertible debt assumed in the Napo Merger based on the value of the debt and the conversion option at $12,473,501 (see note 8). The Company incurred total acquisition related costs of $3,554,250. The acquisition related costs includes the fair value of $151,351 for 270,270 shares of Company’s common stock issued to a former creditor of Napo towards reimbursement of acquisition related costs. Acquisition related costs were expensed as incurred to general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the three months ended March 31, 2018 and 2017, as if Napo was acquired on January 1, 2016.

	For the Three Months Ended March 31,
	2018	2017
Net sales	804,356	1,340,544
Net loss	(5,696,637)	(7,647,024)
Net loss per share, basic and diluted	(0.04)	(0.54)

The unaudited proforma results include adjustments to eliminate the interest on Napo’s historical convertible debt not assumed by Jaguar and debt exchanged for Jaguar common stock, record interest on convertible debt assumed by Jaguar, eliminate Napo impairment of investment in related party, and eliminate Napo’s loss from investment in related party. The Company made proforma adjustments to exclude the acquisition related costs for the three months ended March 31, 2017 because such costs are nonrecurring and are directly related to the Napo Merger.

The unaudited pro forma condensed results do not give effect to the potential impact of current financial conditions, regulatory matters, operating efficiencies or other savings or expenses that may be associated with the Napo Merger.The Company made proforma adjustments to exclude the acquisition related costs for the three months ended March 31, 2017. Unaudited pro forma amounts are not necessarily indicative of results had the Napo Merger occurred on January 1, 2016 or of future results.

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

The following table presents information about the Company’s derivative, conversion option and warrant liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$192,960	$192,960
Derivative liability	—	—	15,000	15,000
Conversion option liability	—	—	—	—
Total fair value	$—	$—	$207,960	$207,960

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$103,860	$103,860
Derivative liability	—	—	11,000	11,000
Conversion option liability	—	—	111,841	111,841
Total fair value	$—	$—	$226,701	$226,701

The change in the estimated fair value of level 3 liabilities is summarized below:

	For The Three Months Ended
	March 31, 2018			March 31, 2017
	Warrant	Derivative	Conversion Option	Warrant
	liability	Liability	Liability	liability
Beginning fair value of level 3 liability	$103,860	$11,000	$111,841	$799,201
Extinguishment	—	—	(286,595)	—
Change in fair value of level 3 liability	89,100	4,000	174,754	453,419
Ending fair value of level 3 liability	$192,960	$15,000	$—	$1,252,620

Warrant Liability

The warrants associated with the level 3 liability were issued in 2016 and were originally valued on November 29, 2016 using the Black-Scholes-Merton model with the following assumptions: stock price of $0.69, exercise price of $0.75, term of 5.5 years expiring May 2022, volatility of 71.92%, dividend yield of 0%, and risk-free interest rate of 1.87%. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%. The $192,960 valuation at March 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.195, the strike price was $0.75 per share, the expected life was 4.16 years, the volatility was 109.62% and the risk free rate was 2.49%. The resulting $89,100 loss is included in change in fair value of warrants in the statement of income and comprehensive loss.

Derivative Liability

The derivative liability associated with the level 3 liability were associated with the June 2017 issuance of a convertible note payable. The Company computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The resulting $9,000 gain is included in other income and expense in the Company’s statement of income and comprehensive loss. The derviatives were revalued again at March 31, 2018 using the same Model resulting in a combined fair value of $15,000. The resulting $4,000 loss is included in other income and expense in the Company’s statement of income and comprehensive loss.

Conversion Option Liability

In March 2017, Napo entered into an exchangeable note purchase agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger. In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The optional conversion option in the notes was bifurcated and accounted as a derivative liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations and comprehensive loss. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statement of operations and comprehensive loss.

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

The Company has total outstanding receivables (payables) from Napo at March 31, 2017 as follows:

March 31,
2017
Due from former parent	$221,429
Royalty payable to former parent	(7)
Net receivable (payable) to former parent	$221,422

Due from former parent

Employee leasing and overhead allocation

Effective July 1, 2016, Napo agreed to reimburse the Company for the use of the Company’s employee’s time and related expenses, including rent and a fixed overhead amount to cover office supplies and copier use. The balance of unpaid employee leasing charges due from Napo was $277,529 at December 31, 2016. The total amount of such services was $407,267 and Napo remitted $465,625 for the three months ended March 31, 2017.  The remaining unpaid balance of $219,171 is included in due from former parent in current assets on the Company’s balance sheet, and the receivable from Napo was effectively settled on merger and is included in the purchase consideration for the acquisition of Napo.

Loan to Napo

The Company loaned $2.0 million from proceeds of shares issued to an investor in connection with the merger to Napo, to partially extinguish Napo’s debt. The Company accounted for this amount as purchase consideration for the acquisition of Napo.

Other transactions

The Company periodically makes purchases on behalf of Napo, primarily including travel expenses and investor relations expenses.  The balance of unpaid non-employee leasing charges due from Napo was $22,290 at December 31, 2016.  The total amount of such purchases was $5,376 and Napo remitted $25,408 in the three months ended March 31, 2017.  The remaining unpaid balance of $2,258 is included in due from former parent in current assets on the Company’s balance sheet, and the receivable from Napo was effectively settled on merger and is included in the purchase consideration for the acquisition of Napo.

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

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company’s series A convertible participating preferred stock, $0.0001 par value per share, for an aggregate purchase price of $9,199,001. As part of the agreement, Sagard will provide consulting and management advisory services in exchange for $450,000 in annual consulting fees, not to exceed $1,350,000 in aggregate payments.

6. Balance Sheet Components

Land, Property and Equipment

Land, property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Land	$396,247	$396,247
Lab equipment	811,087	811,087
Clinical equipment	64,870	64,870
Software	62,637	62,637
Furniture and fixtures	6,527	—
Total property and equipment at cost	1,341,368	1,334,841
Accumulated depreciation	(127,804)	(112,773)
Property and equipment, net	$1,213,564	$1,222,068

Depreciation and amortization expense was $15,031 in the three months ended March 31, 2018 and 2017 and was included in the statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2018	2017
Depreciation - lab equipment - research and development expense	$6,568	$6,568
Depreciation - clinical equipment - research and development expense	3,243	3,243
Depreciation - software - general and administrative expense	5,220	5,220
Total depreciation expense	$15,031	$15,031

Goodwill

The change in the carrying amount of goodwill at March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
	2018	2017
Beginning balance	$5,210,821	$—
Goodwill acquired in conjunction with the Napo merger	—	22,037,821
Impairment	—	(16,827,000)
Ending balance	5,210,821	5,210,821

Intangible assets

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Developed technology	$25,000,000	$25,000,000
Accumulated developed technology amortization	(1,111,112)	(694,445)
Developed technology, net	23,888,888	24,305,555
In process research and development	11,100,000	11,100,000
Impairment	(2,300,000)	(2,300,000)
	8,800,000	8,800,000
Trademarks	300,000	300,000
Accumulated trademark amortization	(13,333)	(8,333)
Trademarks, net	286,667	291,667
Total intangible assets, net	$32,975,555	$33,397,222

Amortization expense was $421,667 and $0 in the three months ended March 31, 2018 and 2017.

Accrued Expenses

Accrued expenses at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
Accrued compensation and related:
Accrued vacation	$287,522	$264,304
Accrued payroll	1,150	150
Accrued payroll tax	28,016	30,617
	316,688	295,071
Accrued interest	342,498	659,961
Accrued research and development costs	668,850	668,850
Accrued audit	6,250	40,000
Accrued other	329,948	535,667
Total	$1,664,234	$2,199,549

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	$153,705
Total minimum lease payments	$153,705

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 for the three months ended March 31, 2018 and 2017, respectively. Rent expense is included in general and administrative expense in the statements of operations and comprehensive loss.

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

Revenue sharing commitment

On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company’s non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing UAE network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017 and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. Upon termination for any reason, the Company remains obligated to make Revenue Sharing Payments to SEED until the end of 2018.

Purchase Commitment

As of March 31, 2018, the Company had issued non-cancelable purchase orders to a vendor for $1.3 million.

Debt Obligations

See Note 8—Debt and Warrants.

Legal Proceedings

On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the “Plaintiff”) on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the “Defendants”), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter. On March 12, 2018, the Defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted.  The Company believes that it is not probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of any potential loss is not reasonably estimable. The court has ordered a briefing schedule on the motion to dismiss and has tentatively set a hearing date of June 14, 2018.

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

8. Debt and Warrants

Convertible Notes

Convertible notes at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
February 2015 convertible notes payable	150,000	150,000
June 2017 convertible note payable	683,585	1,613,089
Napo convertible notes	10,875,300	12,153,389
	$11,708,885	$13,916,478
Less: unamortized debt discount and debt issuance costs	(142,902)	(261,826)
Net convertible notes payable obligation	$11,565,983	$13,654,652

Convertible notes payable - non-current	10,875,300	10,982,437
Convertible notes payable - current	$690,683	$2,672,215

Interest expense on the convertible notes for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended
	March 31,
	2018	2017
February 2015 convertible note nominal interest	$4,438	$4,438
June 2017 convertible note nominal interest	18,864	—
June 2017 convertible note accretion of debt discount	118,923	—
Napo convertibles note nominal interest	87,828	—
Total interest expense on convertible debt	$230,053	$4,438

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

* Extinguishment of debt

On January 31, 2017, the Company entered into another amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company’s board of directors granted the lender a warrant to purchase 370,916 shares of the Company’s common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in loss on extinguishment of debt in the statements of operations and comprehensive loss in the year ended December 31, 2017. In March of 2018, the debtor agreed to accept the Company’s common stock as payment for all outstanding principal and interest.  And in April of 2018, the Company issued 2,034,082 shares of common stock to pay off the principal and interest balance.

The $150,000 note is included in convertible notes payable on the balance sheet. The Company has unpaid accrued interest of $56,367 and $38,367, which is included in accrued expenses on the balance sheet as of March 31, 2018 and 2017, respectively, and incurred interest expense of $4,438 in the three months ended March 31, 2018 and 2017 which are included in interest expense in the statement of operations and comprehensive loss.

June 2017 Convertible Note

On June 29, 2017, the Company issued a secured convertible promisorry note to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on August 2, 2018. The Company accrued interest of $4,548 and $6,180 at March 31, 2018 and December 31, 2017, which is included in accrued expenses on the balance sheet, and incurred nominal interest of $18,864 in interest expense in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $118,923 for the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The lender has the right to convert all or any portion of the outstanding balance into the Company’s common stock at $1.00 per share. The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor’s option.

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

The Company computed fair values at June 30, 2017 of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 and March 31, 2018 using the same Model resulting in a combined fair value of $11,000 and $15,000, respectively.  The $4,000 loss is included in other income and expense in the statement of income and comprehensive income.

The balance of the note payable of $540,684, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $1,451,454, plus the accretion of the debt discount and debt issuance costs of $366,098, is included in convertible notes payable on the balance sheet.

Interest payable on the accumulation of all convertible notes was $121,018 and $118,228 at March 31, 2018 and December 31, 2017.

Convertible Notes Payable

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

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes is $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on extinguishment of notes of $157,500, which is included in loss on extinguishment of debt in the Company’s consolidated statement of operations and comprehensive income. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss.

At December 31, 2017, the balance of the notes payable of $1,170,950 was included in convertible notes payable in current liabilities on the consolidated balance sheet. The accrued interest on these notes of $29,774 is included in accrued expenses in current liabilities on the consolidated balance sheet.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, Napo amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018.  In addition, the Company also issued 3,783,444 shares of Common Stock to the Purchasers as repayment of the remaining $435,950 aggregate principal amount of the original issue discount exchangeable promissory notes previously issued by Napo to the Purchasers on March 1, 2017 pursuant to the Note Purchase Agreement (the “First Tranche Notes”) and $18,063 in accrued and unpaid interest thereon. On March 23, 2018, the Company paid off the remaining $735,000 of principal and $20,699.38 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations and comprehensive loss. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statement of operations and comprehensive loss.

Convertible Long-term Debt

In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of 2.42 years, conversion price of $0.925, volatility of 115%, and risk free rate of 1.41%. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statement of operations and comprehensive loss. Interest expense is paid every six months through the issuance of common stock. On March 16, 2018, $534,775 of interest accrued through January 31, 2018 and $169,950 of certain legal expenses were paid through the issuance of 4,285,423 shares of the Company’s common stock.  At March 31, 2018 and December 31, 2017, the unamortized balance of the note payable is $10,875,300 and $10,982,438 which are included in Convertible Long-term Debt on the balance sheet, and the accrued interest on these notes is $163,670 and $448,779 as of March 31, 2018 and December 31, 2017, and are included in accrued interest on the balance sheets. Interest of $249,666 less $107,167 of debt appreciation amortization or $142,529 was included in interest expense in the statements of operations and comprehensive income in the three months ended March 31, 2018.

Long-term Debt

As of March 31, 2018 and December 31, 2017, the net Jaguar long-term debt obligation was as follows:

	March 31,	December 31,
	2018	2017
Debt and unpaid accrued end-of-term payment	$—	$1,636,639
Unamortized note discount	—	(6,615)
Unamortized debt issuance costs	—	(20,780)
Net debt obligation	$—	$1,609,244

Current portion of long-term debt	$—	$1,609,244
Long-term debt, net of discount	—	—
Total	$—	$1,609,244

Interest expense on the Jaguar long-term debt for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Nominal interest	$19,344	$78,861
Accretion of debt discount	20,779	11,678
Accretion of end-of-term payment	52,561	48,655
Accretion of debt issuance costs	6,616	36,439
	$99,300	$175,633

Interest payable on the Jaguar long-term debt was $0 and $9,422 at March 31, 2018 and December 31, 2017, respectively.

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

On March 23, 2018, the Company paid off the remaining $689,345 of principal, $4,471 of interest, and the end-of-term payment of $600,000 in cash with proceeds from the March 23, 2018 equity financing.

Notes Payable

As of March 31, 2018 and December 31, 2017, the net Jaguar short-term notes payable was as follows:

	Notes Payable
	March 31,	December 31,
	2018	2017
December 2017 note payable	$1,587,500	$1,587,500
February 2018 note payable	2,240,909	—
March 2018 note payable	1,090,341	—
	4,918,750	1,587,500
Less: unamortized net discount and debt issuance costs	(1,262,651)	(446,347)
Net convertible notes payable obligation	$3,656,099	$1,141,153

Interest expense on the Jaguar short-term notes payable for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Nominal interest	$49,659	$—
Accretion of debt discount	204,946	—
Total interest expense on notes payable	$254,605	$—

Interest payable on the Jaguar short-term notes payable was $57,793 and $8,134 at March 31, 2018 and December 31, 2017, respectively.

On December 8, 2017, the Company entered into a securities purchase agreement with CVP pursuant to which the Company issued a promissory note in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. The Company will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.  The balance of the note payable of $1,301,783 consists of the $1,587,500 face value of the note less note discounts and debt issuance costs of $487,500, plus the accretion of the debt discount and debt issuance costs of $201,783, is included in notes payable in the current liabilities section of the balance sheet. The Company accrued interest of $40,364 and $8,333 at March 31, 2018 and December 31, 2017, which is included in accrued expenses on the balance sheet, and incurred nonmal interest of $32,230 in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $160,630 in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss.

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

On February 26, 2018, the Company entered into a securities purchase agreement with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds for general corporate purposes and working capital. The Note bears interest at the rate of 8% per annum and matures on (i) August 26, 2019 if the Company has raised at least $12 million in equity after the issuance date of the Note (the “Redemption Start Condition”) and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018. The balance of the note payable of $1,599,217 consisting of the $2,240,909 face value of the note less note discounts and debt issuance costs of $680,909, plus the accretion of the debt discount and debt issuance costs of $39,217, is included in notes payable in the current liabilities section of the balance sheet. The Company accrued interest of $15,489 at March 31, 2018, which is included in accrued expenses on the balance sheet, and incurred nonmal interest of $15,489 in the  three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $39,217 in interest expense for the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss.

In addition, beginning on the Redemption Start Date (as defined below), the Company has the right to redeem all or any portion of the outstanding balance of the Note in cash or as otherwise mutually agreed upon between the parties. The Redemption Start Date is the date that is (i) seven months from the effective date of the Note (the “Effective Date”) if the Redemption Start Condition is satisfied by April 1, 2018 or (ii) six months from the Effective Date if (x) the Redemption Start Condition is not satisfied by April 1, 2018 or (y) at any time after the Effective Date CVP breaches any of the covenants set forth in the Securities Purchase Agreement.

If the Redemption Start Condition is satisfied by April 1, 2018, the Company and CVP also agree to amend that certain Secured Convertible Promissory Note in the original amount of $2,155,000 issued by Company in favor of CVP on June 29, 2017 (the “June 2017 Note”) and that certain Secured Promissory Note in the original amount of $1,587,500 issued by Company in favor of CVP on December 8, 2017 (the “December 2017 Note,” and together with the June 2017 Note, the “Prior Notes”) to (i) extend the maturity date of the Prior Notes to August 26, 2019, (ii) postpone the date on which CVP can exercise its right to redeem the Prior Notes to September 26, 2018 and (iii) limit the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate redemption amount for the Prior Notes and the Note collectively.

The Securities Purchase Agreement and the other transaction documents and obligations of the Company thereunder are subject in all respects to the terms of that certain subordination agreement and right to purchase debt (the “Subordination Agreement”) that the Company entered into with CVP with Hercules Capital, Inc. (“Hercules”) on June 29, 2017, pursuant to which (i) CVP subordinated (a) all of the Company’s debt and obligations to CVP to all of the Company’s indebtedness and obligations to Hercules and (b) all of CVP’s security interest, if any, in the Company’s assets to all of Hercules’ security interest in the Company’s assets and (ii) Hercules granted CVP the right to purchase 100% of the debt under the Company’s term loan so long as the purchase includes the full pay-out of funds owed to Hercules under the term loan at such time.

The Company also entered into a security agreement with CVP, pursuant to which CVP will receive a security interest in substantially all of the Company’s assets.  The security interest is effective upon CVP’s purchase of the Company’s outstanding obligations under that certain loan and security agreement, dated August 18, 2015, between the Company and Hercules Capital, Inc. or upon such time that the Hercules Loan is otherwise repaid in full.

On March 21, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds to fully repay certain prior secured and unsecured indebtedness. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019.

Under the Securities Purchase Agreement, the Company is subject to certain covenants, including the obligations of the Company to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of the Company’s common stock on a securities exchange; (iii) avoid trading in the Company’s common stock from being suspended, halted, chilled, frozen or otherwise ceased; (iv) not issue any variable securities (i.e., Company securities that (a) have conversion rights of any kind in which the number of shares that may be issued pursuant to the conversion right varies with the market price of the Company’s common stock or (b) are or may become convertible into shares of the Company’s common stock with a conversion price that varies with the market price of such stock) that generate gross cash proceeds to the Company of less than the lesser of $1 million and the then-current outstanding balance of the Note without CVP’s prior consent; (v) not grant a security interest in its assets without CVP’s prior consent; (vi) not issue any shares of common stock to certain institutional investors; (vii) repay the Hercules Loan (as defined below) on or before March 26, 2018; (viii) repay all outstanding amounts owed to certain noteholders within five trading days of the date of issuance of the Note; (ix) not incur any debt other than in the ordinary course of business, and in no event greater than $10,000, without CVP’s prior consent; and (x) other customary covenants and obligations, for which the Company’s failure to comply may be subject to certain liquidated damages. The Hercules Loan was repaid in full on March 23, 2018, simultaneously with the closing of the Preferred Stock Offering.

In addition, beginning seven months from the effective date of the Note or at any time after the Effective Date if the Company breaches any of the covenants set forth in the Securities Purchase Agreement, CVP has the right to redeem all or any portion of the outstanding balance of the Note in cash or as otherwise mutually agreed upon between the parties.

Since the Redemption Start Condition (i.e., the Company raised at least $12 million in equity after the issuance date of the Note) was satisfied by April 1, 2018 as a result of the consummation of the Preferred Stock Offering and Common Stock Offering, the Company and CVP agreed to amend the Notes issued to CVP on June 29, 2017, December 8, 2017 and February 26, to limit the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate redemption amount for the Notes collectively.

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company’s balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company’s balance sheet, and the $43,200 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants. The series A warrants and placement agent warrants were revalued on December 31, 2017 at $103,860 and is included in the Company’s balance sheet. The valuation reflects a reduction of $695,341 from the $799,201 December 31, 2016 valuation. The reduction is included in the Company’s statements of operations and comprehensive loss. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%.

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

The Company’s warrant activity is summarized as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2018	2017
	(in shares)
Beginning balance	4,820,025	5,968,876
Warrants granted	—	1,595,791
Warrants exercised	—	(908,334)
Warrants cancelled	—	(1,836,308)
Ending balance	4,820,025	4,820,025

9. Stockholders’ Equity

Common Stock

On July 31, 2017, the Company filed a third amended and restated certificate of incorporation authorizing the Company to issue 250,000,000 shares of common stock $0.0001 par value and 50,000,000 of convertible non-voting common stock, $0.0001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. The holders of non-voting common stock are not entitled to vote, except on an as converted basis with respect to any change of control of the Company that is submitted to the stockholders of the Company for approval.The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all shares (including Preferred Stock) entitled to vote. Shares of Jaguar non-voting common stock have the same rights to dividends and other distributions and are convertible into shares of Jaguar common stock on a one-for-one basis upon transfers to non-affiliates of Nantucket (“former creditor of Napo”), upon the release from escrow of certain non-voting shares held by the former creditors of Napo to the legacy stockholders of Napo under specified conditions and at any time on or after April 1, 2018 at the option of the respective holders thereof. And on March 12, 2018, the Company filed a fourth amended and restated certificate of incorporation authorizing the Company to issue 500,000,000 shares of common stock $0.0001 par value and 50,000,000 of convertible non-voting common stock, $0.0001 par value per share.

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

In November and December 2017, in a private investment in public entitites, the Company issued 5,100,000 shares of its common stock with a single investor in exchange for $555,262 in cash.  And in January, February and March 2018, the Company issued an additional 9,746,413 shares of its common stock to the investor for an additional $1,305,774.

In December 2017, in a private investment in public entities, the Company entered into various purchase agreements with existing investors and issued 4,010,000 shares of the Company’s common stock in exchange for $401,000 in cash.  And in January 2018, the Company entered into stock purchase agreements with existing investors and issued 7,182,818 shares of the Company’s common stock in exchange for $750,100 in cash.

In January 2018, the Company issued 50,000 shares of common stock to an existing investor in exchange for $6,425 in services rendered.

In the first quarter of 2018, the Company issued 12,314,291 shares of its common stock in exchange for redemption of certain convertible debt.

In March of 2018, the Company issued 4,285,423 shares of its common stock in exchange for payment of interest expense on certain long-term convertible debt.

Concurrently with the consummation of the preferred stock offering as more fully discussed in Note 10, in March 2018, the Company entered into share purchase agreements with certain institutional investors pursuant to which the Company issued 29,411,766 shares of the Company’s common stock in exhcnage for $5.0 million in cash.

As of March 31, 2018 and 2017, the Company had reserved shares of common stock for issuance as follows:

	March 31,	March 31,
	2018	2017
Options issued and outstanding	15,646,054	2,528,650
Options available for grant	30,986,066	362,700
RSUs issued and outstanding	5,893,849	20,789
Warrants issued and outstanding	4,820,025	6,339,792
Convertible notes	11,767,883	69,869
Total	69,113,877	9,321,800

10.  Convertible Preferred Stock

The Company’s third amended and restated certificate of incorporation dated July 31, 2017 authorizes the Company to issue 10,000,000 shares of preferred stock $0.0001 par value.

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company’s series A convertible participating preferred stock, $0.0001 par value per share, for an aggregate purchase price of $9,199,001. Each share of preferred stock is initially convertible into nine shares of common stock at the option of the holder at an effective conversion price of $0.185 per share (based on an original price per Preferred Share of $1.665), provided that, at any time prior to the time the Company obtains stockholder approval, as required pursuant to Nasdaq Rule 5635(b) any conversion of Preferred Stock by a holder into shares of the Common Stock would be prohibited if, as a result of such conversion, the holder, together with such holder’s attribution parties, would beneficially own more than 19.99% of the total number of shares of the Common Stock issued and outstanding after giving effect to such conversion. Subject to certain limited exceptions, the shares of Preferred Stock cannot be offered, pledged or sold by Sagard for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization.

Holders of the Series A shares are entitled to participate equally and ratably with the holders of common stock shares in all dividends paid and distributions made to the holders of the common stock as if, immediately prior to each record date of the common stock, the shares of Series A then outstanding were converted into shares of common stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of Series A shares then outstanding shall be entitled to be paid in cash out of the assets of the Company before any payment shall be made to the holders of common stock or shares of any series or class of preferred or other capital stock then outstanding that by its terms is junior to the Series A in respect of the preferences as to distributions and payments upon such liquidation event by reason of their ownership, an amount per share of Series A equal to one (1) times the Series A original issue price.

The redemption and liquidation value of the series A preferred stock is $12,738,822 and $9,199,002, respectively. If a Redemption Event occurs as of the Measurement Date (the later of April 30, 2021 and the date on which the Company files its Form 10-Q for the three months ending March 31, 2021, but in no event later than June 30, 2021), the holders of at least a majority of the shares of Series A then outstanding may require the Company to redeem all Series A shares at a per share purchase price equal to $2.3057; any one of the following conditions can result in a Redemption Event that is not solely within the Company’s control: Revenues attributable to the Mytesi product for the six-month period ended March 31, 2021 are less than $22m or the average VWAP for the Company’s common stock for the 30 days prior to a Measurement Date is less than $1.00.

The effective conversion price is $0.185 per share while the fair value of the Company’s common stock at the commitment date was $0.205 per share based on the closing price of common stock on March 23, 2018.  As a result, the Company determined that there is a Beneficial Conversion Feature (“BCF”) amounting to approximately $995,000, which is computed by taking the difference between the closing price of the stock on March 23, 2018 and the conversion price multiplied by the as if converted 49,724,334 shares (5,524,926 preferred shares multiplied by the conversion factor of 9).  The Company’s Series A shares do not have a stated conversion date and are immediately convertible at the issuance date. As such, the Company will record an accretion of the BCF to net loss. Based on the guidance above, the Company recorded a deemed dividend charge of $995,000 for the accretion of the discount on the Series A shares.  The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

As of March 31, 2018, there were 5,524,926 and 0 shares of convertible preferred stock were issued and outstanding at March 31, 2018 and December 31, 2017.

The preferred stock has been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

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

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company’s common stock. The Company reserved 333,333 shares of common stock for issuance pursuant to the 2014 Plan. On January 1, 2018, 2017 and 2016, the Company added 2,106,507, and 280,142, and 162,498 shares to the option pool in accordance with the 2014 Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company’s common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire.

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

In March 2018, the Company amended the 2014 Plan reserving an additional 41,060,000 shares under the plan.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the years ended March 31, 2018 and December 31, 2017:

				Weighted	Weighted Average	Aggregate
	Shares			Average	Remaining	Intrinsic
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Value
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	*
Combined Incentive Plan Balance—December 31, 2017	53,026	3,444,663	5,893,849	$1.87	8.31	$—

Additional shares authorized	43,166,507
Options granted	(12,767,961)	12,767,961
Options cancelled	534,494	(566,570)

Combined Incentive Plan Balance—March 31, 2018	30,986,066	15,646,054	5,893,849	$0.84	1.65	$51,247
Options vested and exercisable—March 31, 2018		1,615,043		$3.06	3.06	$49,927
Options vested and expected to vest—March 31, 2018		12,711,812		$0.88	9.07	$50,902

* Fair market value of JAGX stock on March 29 (31), 2018 was $0.195 per share.

The weighted average grant date fair value of stock options granted was $0.17 and $0.46 per share during the three months ended March 31, 2018 and 2017.

The number of option shares that vested in the three months ended March 31, 2018 and 2017 was 3,525,395 shares and 185,005 shares, respectively. The grant date weighted average fair value of option shares that vested in the three months ended March 31, 2018 and 2017 was $251,060 and $185,646, respectively.

No options were exercised in the three months ended March 31, 2018 and 2017.

The intrinsic value is computed as the options granted multiplied by the difference between the fair market value of the Company’s common stock of $0.195 on March 31, 2018 and the grant date stock option exercise price.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options and RSUs for the three months ended March 31, 2018 and 2017, and are included in the statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2018	2017
Research and development expense	$79,714	$65,799
Sales and marketing expense	2,385	7,658
General and administrative expense	190,144	154,579
Total	$272,243	$228,036

As of March 31, 2018, the Company had $1,922,627 of unrecognized stock-based compensation expense for options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 2.11 years.

The estimated grant-date fair value of employee stock options was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Weighted-average volatility	87.38-92.42%	74.26%
Weighted-average expected term (years)	5.07-5.82	5.82
Risk-free interest rate	2.58-2.65%	1.98%
Expected dividend yield	—	—

The estimated grant-date fair value of non-employee stock options was calculated using the Black-Scholes-Merton option-pricing model was revalued using the following assumptions:

Three Months Ended
March 31,
	2018	2017
Weighted-average volatility	85.29-89.5%	—
Weighted-average expected term (years)	9.55-9.75	—
Risk-free interest rate	2.63-2.86%	—
Expected dividend yield	—	—

12.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net loss attributable to common shareholders	$(6,691,637)	$(4,715,358)
Shares used to compute net loss per common share, basic and diluted	129,467,132	14,157,351
Net loss per share attributable to common shareholders, basic and diluted	$(0.05)	$(0.33)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2018 and 2017 because their inclusion would be anti-dilutive:

	March 31,	March 31,
	2018	2017
Options issued and outstanding	15,646,054	2,528,650
Warrants to purchase common stock	4,820,025	6,339,792
Restricted stock units	5,893,849	20,789
Total	26,359,928	8,889,231

13. Income Taxes

The forecasted effective tax rate for the three months ended March 31, 2018 and 2017 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance.

14.  401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2018.

15. Subsequent Events

In April of 2018, the Company issued 2,034,082 shares of common stock in exchange for $203,000 of proceeds which were used to pay off the $150,000 principal balance and $53,000 of unpaid accrued interest on the February 2015 convertible debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a commercial stage natural-products pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (crofelemer) product is approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In the field of animal health, we are focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses.

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

With the merger effective, we believe that our newly combined company is poised to realize a number of synergistic, value adding benefits—and an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer, upon which to build global partnerships. As previously announced, Jaguar, through Napo, now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and crofelemer manufacturing is being conducted at a new, multimillion-dollar commercial manufacturing facility that has been FDA-inspected and approved. Additionally, several of the drug product candidates in Jaguar’s Mytesi pipeline are backed by strong Phase 2 evidence from completed Phase 2 trials.

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

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss and comprehensive loss was $5,696,637 and $4,715,358 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had total stockholders’ equity of $30,007,647, accumulated deficit of $68,101,359, and cash and cash equivalents of $7,808,324. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was similar to the method utilized immediately prior to adoption.  Accordingly, there is no need for the Company to dislose the amount by which each financial statement line item was affected as a result of applying the new revenue standard and an explanation of significant changes.

The Company recognizes revenue in accordance with the core principal of ASC 606 or when there is a transfer of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

Contracts

Napo has a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed between Mission and their Distributors. Health care providers order Mytesi  through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers the Distributors of Mission as its customers.

Mission’s Distributors are the customers of the Company with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with its Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Jaguar’s Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASXC 606-10-25-1.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is Company’s promise to transfer the Company’s product Mytesi to Distributors based on specified payment and shipping terms in the arrangement.

Transaction price

For both Jaugar and Napo, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquistion Cost (“WAC”), net of variable considerations and price adjustments.

Allocate transaction price

For both Napo and Jaguar, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Napo and Jaguar, a single performance obligation is satisfied at a point in time, upon the FOB terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $583,269 and $0 in the three months ended March 2018 and 2017, respectively. The Company recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at March 31, 2018 and December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Animal

The Company recognized Neonorm revenues of $43,698 and $44,544 for the three months ended March 31, 2018 and 2017, respectively, and Botanical Extract revenues of $0 and $30,000 in the three months ended March 31, 2018 and 2017, respectively. Revenues are recognized when title has transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Reserves for returns are analyzed periodically and are estimated based on historical return data.  Reserves for returns and price adjustments at March 31, 2018 and December 31, 2017 were immaterial. Sales of Botanical Extract are recognized as revenue when the product is delivered to the customer which do not provide for return rights.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $177,389 and $459,700 in collaboration revenue in the three months ended March 31, 2018 and 2017, respectively. In addition to the upfront payments, Elanco reimbursed the Company for $0 and $288,166 in the three months ended March 31, 2018 and 2017 for certain development and regulatory expenses related to the planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs which were also included in collaboration revenue.

On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement were revoked and the rights granted thereunder reverted back to the Company. Provisions in the agreement providing for the receipt of additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales terminated on termination of the agreement.

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

We expect sales and marketing expense to increase significantly as we develop and commercialize new products and grow our existing Mytesi and Neonorm markets. We will need to add sales and marketing headcount to promote the sales of existing and new products.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2018 and 2017 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Variance	Variance %

Product revenue	$626,967	$74,544	$552,423	741.1%
Collaboration revenue	177,389	747,866	(570,477)	(76.3)%
Total revenue	804,356	822,410	(18,054)	(2.2)%
Operating Expenses
Cost of revenue	464,161	16,145	448,016	2775.0%
Research and development expense	757,866	1,255,452	(497,586)	(39.6)%
Sales and marketing expense	1,712,190	122,912	1,589,278	1293.0%
General and administrative expense	2,998,400	3,303,503	(305,103)	(9.2)%
Total operating expenses	5,932,617	4,698,012	1,234,605	26.3%
Loss from operations	(5,128,261)	(3,875,602)	(1,252,659)	(32.3)%
Interest expense, net	(602,022)	(180,072)	(421,950)	(234.3)%
Other income	297,500	1,448	296,052	20445.6%
Change in fair value of warrants	(263,854)	(453,419)	189,565	41.8%
Loss on extinguishment of debt	—	(207,713)	207,713	100.0%
Net loss and comprehensive loss	(5,696,637)	(4,715,358)	(981,279)	(20.8)%
Deemed dividend attributable to preferred stock	(995,000)	—	(995,000)	N/A
Net loss attributable to common shareholders	$(6,691,637)	$(4,715,358)	$(1,976,279)	(41.9)%

Revenue and Cost of Revenue

Product revenue

Our product revenue of $626,967 and related cost of revenue of $464,161 for the three months ended March 31, 2018 reflects revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and botanical extract.  Product revenues of $74,544 and related cost of revenue of $16,145 only includes the sale of our branded animal products.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $583,269 and $0 in the three months ended March 2018 and 2017, respectively. We recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at March 31, 2018 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Animal

We recognized Neonorm revenues of $43,698 and $44,544 for the three months ended March 31, 2018 and 2017, respectively, and Botanical Extract revenues of $0 and $30,000 in the three months ended March 31, 2018 and 2017, respectively. Revenues are recognized when title has transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Reserves for returns are analyzed periodically and are estimated based on historical return data.  Sales of Botanical Extract are recognized as revenue when the product is delivered to the customer which do not provide for return rights.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $177,389 and $459,700 in collaboration revenue in the three months ended March 31, 2018 and 2017, respectively. In addition to the upfront payments, Elanco reimbursed us for $0 and $288,166 in the three months ended March 31, 2018 and 2017 for certain development and regulatory expenses related to the planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs which were also included in collaboration revenue.  Elanco terminated the arrangement effective January 30, 2018.

Cost of Revenue

The following table presents the components of cost of revenue for the three months ended March 31, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Variance	Variance %
Cost of Revenue
Material cost	$229,271	$16,145	$213,126	1320.1%
Direct labor	151,015	—	151,015	N/A
Distribution fees	68,950	—	68,950	N/A
Royalties	11,496	—	11,496	N/A
Other	3,429	—	3,429	N/A
Total	$464,161	$16,145	$448,016	2775.0%

Cost of revenue increased $448,016 from $16,145 in the three months ended March 31, 2017 to $464,161 for the same period in 2018.  Napo related cost of revenue related to Mytesi was $449,635 and $0 in the three months ended March 31, 2018 and 2017 as the merger was effective July 31, 2017.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended March 31, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Variance	Variance %
R&D:
Personnel and related benefits	$586,133	$460,619	$125,514	27.2%
Materials expense and tree planting	62,009	38,101	23,908	62.7%
Travel, other expenses	20,494	72,570	(52,076)	(71.8)%
Clinical and contract manufacturing	25,470	295,504	(270,034)	(91.4)%
Stock-based compensation	79,714	65,799	13,915	21.1%
Other	(15,954)	322,859	(338,813)	(104.9)%
Total	$757,866	$1,255,452	$(497,586)	(39.6)%

Our research and development expense decreased $497,586 from $1,255,452 from the three months ended March 31, 2017 to $757,866 for the same period in 2018. Personnel and related benefits increased $125,514 from $460,619 in the three months ended March 31, 2017 to $586,133 in the same period in 2018 due to an increase in headcount and related salaries and benefits quarter over quarter. Travel expenses decreased $52,076 from $72,570 in the three months ended March 31, 2017 to $20,494 in the same period in 2018 due primarily to a decrease in clinical activity. Clinical trial work decreased resulting in a reduction of expense of $270,034 from $295,504 in the three months ended March 31, 2017 to $25,470 in the same period in 2018. Stock-based compensation increased $13,915 from $65,799 in the three months ended March 31, 2017 to $79,714 in the same period in 2018 primarily due to an increase in the number of option grants and outstanding options quarter over quarter. Other expenses, consisting primarily of consulting, formulation and regulatory fees, decreased $338,813 from $322,859 in the three months ended March 31, 2017 to ($15,954) in the same period in 2018. Consulting expenses decreased $69,784 from $211,010 in the three months ended March 31, 2017 to $141,226 in the same period in 2018 consistent with the decrease in contractor utilization to assist in our clinical trials and in chemistry, manufacturing and controls (“CMC”) activities. Formulation expenses decreased $20,922 from $63,465 in the three months ended March 31, 2017 to $42,543 for the same period in 2018 due to an decrease in work needed for clinical operations. Regulatory expenses decreased $245,278 from $25,775 in the three months ended March 31, 2017 to ($219,503) in the same period in 2018 due to Napo receiving a waiver from the FDA for previously accrued FDA fees. We plan to increase our research and development expense as we continue developing our drug candidates. Our research and development expenses include $313,240 of Napo research and development expenses for the three month period ended March 31, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

We continued to increase our level of support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in spend of $23,909 from $38,100 in the three months ended March 31, 2017 to $62,009 in the same period in 2018. We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the three months ended March 31, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Variance	Variance %
S&M:
Personnel and related benefits	$631,864	$64,890	$566,974	873.7%
Stock-based compensation	2,385	7,658	(5,273)	(68.9)%
Direct Marketing Fees	1,032,078	29,876	1,002,202	3354.5%
Other	45,863	20,488	25,375	123.9%
Total	$1,712,190	$122,912	$1,589,278	1293.0%

Our sales and marketing expense increased $1,589,278 from $122,912 in the three months ended March 31, 2017 to $1,712,190 in the same period in 2018. Personnel and related benefits increased $566,974 from $64,890 in the three months ended March 31, 2017 to $631,864 in the same period in 2018 due to headcount changes quarter over quarter primarily to drive sales of Mytesi. Stock based compensation expense decreased $5,273 from $7,658 in the three months ended March 31, 2017 to $2,385 in the same period in 2018 due to new options granted at a much lower fair value due to a lower strike price and a lower fair market value. Direct marketing and sales expense increased $1,002,202 from $29,876 in the three months ended March 31, 2017 to $1,032,078 for the same period in 2018 due to an increase in marketing programs to promote the Napo Mytesi product. Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively increased $25,375 from $20,488 in the three months ended March 31, 2017 to $45,863 in the same period in 2018. We plan to expand sales and marketing spend to promote our Mytesi products. Sales and marketing expenses include $1,658,887 in Napo sales and marketing expenses for the three months ended March 31, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended March 31, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
	2018	2017	Variance	Variance %
G&A:
Personnel and related benefits	$406,043	$382,112	$23,931	6.3%
Accounting fees	249,606	177,178	72,428	40.9%
Third-party consulting fees and Napo service fees	397,817	944,261	(546,444)	(57.9)%
Legal fees	729,570	1,201,215	(471,645)	(39.3)%
Travel	74,254	67,381	6,873	10.2%
Stock-based compensation	190,144	154,579	35,565	23.0%
Rent and lease expense	100,829	78,987	21,842	27.7%
Public company expenses	197,528	79,424	118,104	148.7%
Other	652,609	218,366	434,243	198.9%
Total	$2,998,400	$3,303,503	$(305,103)	(9.2)%

Our general and administrative expenses decreased $305,103 from $3,303,503 in the three months ended March 31, 2017 to $2,998,400 for the same period in 2018 due primarily to a decrease of $1,794,777 in merger related expenses incurred in the three months ended March 31, 2018 compared to the same period in 2017 as significantly all merger related work occurred in 2017.  Personnel and related benefits increased $23,931 from $382,112 in the three months ended March 31, 2017 to $406,043 in the same period in 2018 due to changes in headcount personnel and related salaries quarter over quarter. Personnel and related benefits for the three months ended March 31, 2018 include $168,518 for Napo’s personnel and related benefits. Stock-based compensation increased $35,565 from $154,579 in the three months ended March 31, 2017 to $190,144 in the same period in 2018 due primarily to expense associated with new grants to existing employees. Public company expenses increased $118,104 from $79,424 in the three months ended March 31, 2017 to $197,528 in the same period in 2018 due primarily to and increase of $105,606 in printer fees, NASDAQ fees, and Investor relations and investor services fees quarter over quarter.  Accounting fees increased $72,428 from $177,178 in the three months ended March 31, 2017 to $249,606 in the same period in 2018 due primarily to an increase in complexity of accounting due to the merger with Napo and due to an increasing number of complex debt and equity transactions. Legal fees decreased $471,645 from $1,201,215 in the three months ended March 31, 2017 to $729,570 in the same period in 2018 due to a reduction of $916,674 in merger related legal fees quarter over quarter, net of increases due to $445,029 in an increase in non-merger related general corporate legal fees quarter over quarter.  Consulting expenses decreased $546,444 from $944,261 in the three months ended March 31, 2017, consisting of the $858,103 fairness opinion consulting related to the merger and $86,158 in other consulting fees, to $397,818 in the same period in 2018 due primarily to Napo related consulting services of $234,154 in the three months ended March 31, 2018 compared to $0 in 2017. Rent and lease expense increased $21,842 from $78,987 in the three months ended March 31, 2017 to $100,829 in the same period in 2018 due primarily to an increase of $31,866 in employee leasing chargebacks to Napo in the three months ended March 31, 2017 for space used in connection with our employees providing services to Napo during the seven months ended July 31, 2017. Other expenses, including warrant expense, insurance costs, office and facilities expenses increased $434,243 from $218,366 in the three months ended March 31, 2017 to $652,609 in the same period in 2018 primarily due to $435,557 of Napo expenses related primarily to $421,667 in intangible asset amortization. We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. General and administrative expenses include $1,081,668 in Napo general and administrative expenses for the three month period ended March 31, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

We had an accumulated deficit of $68,101,359 as a result of incurring net losses since our inception primarily because we have not generated enough revenue to cover costs and expenses through the current fiscal year. Our net loss and comprehensive loss was $5,696,637 for the three months ended March 31, 2018. We expect to continue to incur additional losses through the end of fiscal year 2018 and into future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash and cash equivalents of $7,808,324 as of March 31, 2018. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K for the years ended December 31, 2017 and 2016 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

•                  On December 8, 2017, we issued a secured promisorry note to CVP in the aggregate principal amount of $1,587,500 less an original issue discount of $462,500 and less $25,000 to cover the lender’s legal fees for net cash proceeds of $1,100,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on September 8, 2018.

•                  In December 2017, in a private investment in public entities, the Company entered into various purchase agreements with existing investors and issued 4,010,000 shares of the Company’s common stock in exchange for $401,000 in cash.  And in January 2018, the Company entered into stock purchase agreements with existing investors and issued 7,182,818 shares of the Company’s common stock in exchange for $750,100 in cash.

•                  In November and December 2017, in a private investment in public entitites, the Company issued 5,100,000 shares of its common stock with a single investor in exchange for $555,262 in cash.  And in January, February and March 2018, the Company issued an additional 9,746,413 shares of its common stock to the investor for an additional $1,305,774.

•                  In January 2018, the Company issued 50,000 shares of common stock to an existing investor in exchange for $6,425 in services rendered.

•                  In the first quarter of 2018, the Company issued 12,314,291 shares of its common stock in exchange for redemption of certain convertible debt.

•                  On February 26, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Note bears interest at the rate of 8% per annum and matures on (i) August 26, 2019 if the Company has raised at least $12 million in equity after the issuance date of the Note (the “Redemption Start Condition”) and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018.

•                  On March 21, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019.

•                  In March of 2018, the Company issued 4,285,423 shares of its common stock in exchange for payment of interest expense on certain long-term convertible debt.

•                  In March 2018, the Company entered into a stock purchase agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company’s series A convertible participating preferred stock, $0.0001 par value per share, for an aggregate purchase price of $9,199,001. Each share of preferred stock is initially convertible into nine shares of common stock at an effective conversion price of $0.185 per share (based on an original price per Preferred Share of $1.665), provided that, at any time prior to the time the Company obtains stockholder approval, as required pursuant to Nasdaq Rule 5635(b) any conversion of Preferred Stock by a holder into shares of the Common Stock would be prohibited if, as a result of such conversion, the holder, together with such holder’s attribution parties, would beneficially own more than 19.99% of the total number of shares of the Common Stock issued and outstanding after giving effect to such conversion. Subject to certain limited exceptions, the shares of Preferred Stock cannot be offered, pledged or sold by Sagard for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization. Concurrently with the consummation of the preferred stock offering, the Company entered into share purchase agreements with certain institutional investors pursuant to which the Company issued 29,411,766 shares of the Company’s common stock in exhcnage for $5.0 million in cash.

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of our pipeline in the near term. We do not believe our current capital is sufficient to fund our operating plan through March 2019. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements.

Cash Flows for Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table shows a summary of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Total cash used in operations	$(9,621,693)	$(288,720)
Total cash used in investing activities	(6,527)	—
Total cash provided by financing activities	16,676,677	52,701
	$7,048,457	$(236,019)

Cash Used in Operating Activities

During the three months ended March 31, 2018, cash used in operating activities of $9,621,692 resulted from our net loss of $5.7 million, adjusted by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $404,000, stock-based compensation of $272,000, reduction in the fair value of warrant liability of $89,000, common stock issued in exchange for services rendered of $6,000, depreciation and amortization expenses of $330,000, interest paid on the conversion of debt to equity of $20,000,   and loss on revaluation of derivative liability of $4,000, net of changes in operating assets and liabilities of $5.1 million.

During the three months ended March 31, 2017, cash used in operating activities of $288,720 resulted from our net loss of $4.7 million, offset by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $97,000, stock-based compensation of $228,000, change in the fair value of warrants of $453,000, loss on extinguishment of debt of $208,000, depreciation expense of $15,000, net of changes in operating assets and liabilities of $3.4 million.

Cash Provided By/Used In Investing Activities

During the three months ended March 31, 2018, cash used in investing activities of $6,527 consisted of cash used to purchase land, property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities of $10,676,677 primarily consisted of  $1.3 million and $750,000 received in separate PIPE financings, $14.0 million in net proceeds from the Sagard financing, including $5.0 million in net proceeds received from the issuance of common stock and $9.0 million in net proceeds received from the issuance of convertible preferred stock, $2.3 million received in the issuance of non-convertible debt, and $363,000 received in the exercise of certain warrants, offset by $1.7 million in principal payments of our long-term debt.

During the three months ended March 31, 2017, cash provided by financing activities of $52,701 primarily consisted of $543,000 in net proceeds received in the CSPA, offset by $490,000 in principal payments on our long-term debt.

Standby Lines of Credit, Convertible Notes and Warrant Issuances

Convertible Notes

Convertible notes at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
February 2015 convertible notes payable	150,000	150,000
June 2017 convertible note payable	683,585	1,613,089
Napo convertible notes	10,875,300	12,153,389
	$11,708,885	$13,916,478
Less: unamortized debt discount and debt issuance costs	(142,902)	(261,826)
Net convertible notes payable obligation	$11,565,983	$13,654,652

Convertible notes payable - non-current	10,875,300	10,982,437
Convertible notes payable - current	$690,683	$2,672,215

Interest expense on the convertible notes for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended
	March 31,
	2018	2017
February 2015 convertible note nominal interest	$4,438	$4,438
June 2017 convertible note nominal interest	18,864	—
June 2017 convertible note accretion of debt discount	118,923	—
Napo convertibles note nominal interest	87,828	—
Total interest expense on convertible debt	$230,053	$4,438

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

* Extinguishment of debt

On January 31, 2017, the Company entered into another amendment to extend the maturity date of the remaining note from January 1, 2017 to January 1, 2018. In exchange for the extension of the maturity date, on January 31, 2017, the Company’s board of directors granted the lender a warrant to purchase 370,916 shares of the Company’s common stock for $0.51 per share. The warrant is exercisable at any time on or before January 31, 2019, the expiration date of the warrant. The amendment and related warrant issuance resulted in the Company treating the debt as having been extinguished and replaced with new debt for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on the extinguishment of debt of $207,713, or the equivalent to the fair value of the warrants granted, which is included in loss on extinguishment of debt in the statements of operations and comprehensive loss in the year ended December 31, 2017. In March of 2018, the debtor agreed to accept the Company’s common stock as payment for all outstanding principal and interest.  And in April of 2018, the Company issued 2,034,082 shares of common stock to pay off the principal and interest balance.

The $150,000 note is included in convertible notes payable on the balance sheet. The Company has unpaid accrued interest of $56,367 and $38,367, which is included in accrued expenses on the balance sheet as of March 31, 2018 and 2017, respectively, and incurred interest expense of $4,438 in the three months ended March 31, 2018 and 2017 which are included in interest expense in the statement of operations and comprehensive loss.

June 2017 Convertible Note

On June 29, 2017, the Company issued a secured convertible promisorry note to a lendor in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All interest calculations are computed on the basis of a 360-day year comprised of twelve (12) thirty (30) day months compounded daily and payable in accordance with the terms of the Note. All principal and interest on the debt is due in full on August 2, 2018. The Company accrued interest of $4,548 and $6,180 at March 31, 2018 and December 31, 2017, which is included in accrued expenses on the balance sheet, and incurred nominal interest of $18,864 in interest expense in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $118,923 for the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The lender has the right to convert all or any portion of the outstanding balance into the Company’s common stock at $1.00 per share. The Note provides the lender with an optional monthly redemption that allows for the monthly payment of up to $350,000 at the creditor’s option.

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

The Company computed fair values at June 30, 2017 of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 and March 31, 2018 using the same Model resulting in a combined fair value of $11,000 and $15,000, respectively.  The $4,000 loss is included in other income and expense in the statement of income and comprehensive income.

The balance of the note payable of $540,684, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $1,451,454, plus the accretion of the debt discount and debt issuance costs of $366,098, is included in convertible notes payable on the balance sheet.

Interest payable on the accumulation of all convertible notes was $121,018 and $118,228 at March 31, 2018 and December 31, 2017.

Convertible Notes Payable

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

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes is $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The Company calculated a loss on extinguishment of notes of $157,500, which is included in loss on extinguishment of debt in the Company’s consolidated statement of operations and comprehensive income. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statement of operations and comprehensive loss.

At December 31, 2017, the balance of the notes payable of $1,170,950 was included in convertible notes payable in current liabilities on the consolidated balance sheet. The accrued interest on these notes of $29,774 is included in accrued expenses in current liabilities on the consolidated balance sheet.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, Napo amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018.  In addition, the Company also issued 3,783,444 shares of Common Stock to the Purchasers as repayment of the remaining $435,950 aggregate principal amount of the original issue discount exchangeable promissory notes previously issued by Napo to the Purchasers on March 1, 2017 pursuant to the Note Purchase Agreement (the “First Tranche Notes”) and $18,063 in accrued and unpaid interest thereon. On March 23, 2018, the Company paid off the remaining $735,000 of principal and $20,699.38 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations and comprehensive loss. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statement of operations and comprehensive loss.

Convertible Long-term Debt

In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The fair value was calculated using the Binomial Lattice Model using the following criteria: stock price of $0.5893, expected term of 2.42 years, conversion price of $0.925, volatility of 115%, and risk free rate of 1.41%. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statement of operations and comprehensive loss. Interest expense is paid every six months through the issuance of common stock. On March 16, 2018, $534,775 of interest accrued through January 31, 2018 and $169,950 of certain legal expenses were paid through the issuance of 4,285,423 shares of the Company’s common stock.  At March 31, 2018 and December 31, 2017, the unamortized balance of the note payable is $10,875,300 and $10,982,438 which are included in Convertible Long-term Debt on the balance sheet, and the accrued interest on these notes is $163,670 and $448,779 as of March 31, 2018 and December 31, 2017, and are included in accrued interest on the balance sheets. Interest of $249,666 less $107,167 of debt appreciation amortization or $142,529 was included in interest expense in the statements of operations and comprehensive income in the three months ended March 31, 2018.

Long-term Debt

As of March 31, 2018 and December 31, 2017, the net Jaguar long-term debt obligation was as follows:

	March 31,	December 31,
	2018	2017
Debt and unpaid accrued end-of-term payment	$—	$1,636,639
Unamortized note discount	—	(6,615)
Unamortized debt issuance costs	—	(20,780)
Net debt obligation	$—	$1,609,244

Current portion of long-term debt	$—	$1,609,244
Long-term debt, net of discount	—	—
Total	$—	$1,609,244

Interest expense on the Jaguar long-term debt for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Nominal interest	$19,344	$78,861
Accretion of debt discount	20,779	11,678
Accretion of end-of-term payment	52,561	48,655
Accretion of debt issuance costs	6,616	36,439
	$99,300	$175,633

Interest payable on the Jaguar long-term debt was $0 and $9,422 at March 31, 2018 and December 31, 2017, respectively.

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

On March 23, 2018, the Company paid off the remaining $689,345 of principal, $4,471 of interest, and the end-of-term payment of $600,000 in cash with proceeds from the March 23, 2018 equity financing.

Notes Payable

As of March 31, 2018 and December 31, 2017, the net Jaguar short-term notes payable was as follows:

	Notes Payable
	March 31,	December 31,
	2018	2017
December 2017 note payable	$1,587,500	$1,587,500
February 2018 note payable	2,240,909	—
March 2018 note payable	1,090,341	—
	4,918,750	1,587,500
Less: unamortized net discount and debt issuance costs	(1,262,651)	(446,347)
Net convertible notes payable obligation	$3,656,099	$1,141,153

Interest expense on the Jaguar short-term notes payable for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Nominal interest	$49,659	$—
Accretion of debt discount	204,946	—
Total interest expense on notes payable	$254,605	$—

Interest payable on the Jaguar short-term notes payable was $57,793 and $8,134 at March 31, 2018 and December 31, 2017, respectively.

On December 8, 2017, the Company entered into a securities purchase agreement with CVP pursuant to which the Company issued a promissory note in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. The Company will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.  The balance of the note payable of $1,301,783 consists of the $1,587,500 face value of the note less note discounts and debt issuance costs of $487,500, plus the accretion of the debt discount and debt issuance costs of $201,783, is included in notes payable in the current liabilities section of the balance sheet. The Company accrued interest of $40,364 and $8,333 at March 31, 2018 and December 31, 2017, which is included in accrued expenses on the balance sheet, and incurred nonmal interest of $32,230 in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $160,630 in the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss.

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

On February 26, 2018, the Company entered into a securities purchase agreement with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds for general corporate purposes and working capital. The Note bears interest at the rate of 8% per annum and matures on (i) August 26, 2019 if the Company has raised at least $12 million in equity after the issuance date of the Note (the “Redemption Start Condition”) and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018. The balance of the note payable of $1,599,217 consisting of the $2,240,909 face value of the note less note discounts and debt issuance costs of $680,909, plus the accretion of the debt discount and debt issuance costs of $39,217, is included in notes payable in the current liabilities section of the balance sheet. The Company accrued interest of $15,489 at March 31, 2018, which is included in accrued expenses on the balance sheet, and incurred nonmal interest of $15,489 in the  three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss. The Company accreted debt discount of $39,217 in interest expense for the three months ended March 31, 2018 which is included in interest expense in the statement of operations and comprehensive loss.

In addition, beginning on the Redemption Start Date (as defined below), the Company has the right to redeem all or any portion of the outstanding balance of the Note in cash or as otherwise mutually agreed upon between the parties. The Redemption Start Date is the date that is (i) seven months from the effective date of the Note (the “Effective Date”) if the Redemption Start Condition is satisfied by April 1, 2018 or (ii) six months from the Effective Date if (x) the Redemption Start Condition is not satisfied by April 1, 2018 or (y) at any time after the Effective Date CVP breaches any of the covenants set forth in the Securities Purchase Agreement.

If the Redemption Start Condition is satisfied by April 1, 2018, the Company and CVP also agree to amend that certain Secured Convertible Promissory Note in the original amount of $2,155,000 issued by Company in favor of CVP on June 29, 2017 (the “June 2017 Note”) and that certain Secured Promissory Note in the original amount of $1,587,500 issued by Company in favor of CVP on December 8, 2017 (the “December 2017 Note,” and together with the June 2017 Note, the “Prior Notes”) to (i) extend the maturity date of the Prior Notes to August 26, 2019, (ii) postpone the date on which CVP can exercise its right to redeem the Prior Notes to September 26, 2018 and (iii) limit the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate redemption amount for the Prior Notes and the Note collectively.

The Securities Purchase Agreement and the other transaction documents and obligations of the Company thereunder are subject in all respects to the terms of that certain subordination agreement and right to purchase debt (the “Subordination Agreement”) that the Company entered into with CVP with Hercules Capital, Inc. (“Hercules”) on June 29, 2017, pursuant to which (i) CVP subordinated (a) all of the Company’s debt and obligations to CVP to all of the Company’s indebtedness and obligations to Hercules and (b) all of CVP’s security interest, if any, in the Company’s assets to all of Hercules’ security interest in the Company’s assets and (ii) Hercules granted CVP the right to purchase 100% of the debt under the Company’s term loan so long as the purchase includes the full pay-out of funds owed to Hercules under the term loan at such time.

The Company also entered into a security agreement with CVP, pursuant to which CVP will receive a security interest in substantially all of the Company’s assets.  The security interest is effective upon CVP’s purchase of the Company’s outstanding obligations under that certain loan and security agreement, dated August 18, 2015, between the Company and Hercules Capital, Inc. or upon such time that the Hercules Loan is otherwise repaid in full.

On March 21, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds to fully repay certain prior secured and unsecured indebtedness. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019.

Under the Securities Purchase Agreement, the Company is subject to certain covenants, including the obligations of the Company to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of the Company’s common stock on a securities exchange; (iii) avoid trading in the Company’s common stock from being suspended, halted, chilled, frozen or otherwise ceased; (iv) not issue any variable securities (i.e., Company securities that (a) have conversion rights of any kind in which the number of shares that may be issued pursuant to the conversion right varies with the market price of the Company’s common stock or (b) are or may become convertible into shares of the Company’s common stock with a conversion price that varies with the market price of such stock) that generate gross cash proceeds to the Company of less than the lesser of $1 million and the then-current outstanding balance of the Note without CVP’s prior consent; (v) not grant a security interest in its assets without CVP’s prior consent; (vi) not issue any shares of common stock to certain institutional investors; (vii) repay the Hercules Loan (as defined below) on or before March 26, 2018; (viii) repay all outstanding amounts owed to certain noteholders within five trading days of the date of issuance of the Note; (ix) not incur any debt other than in the ordinary course of business, and in no event greater than $10,000, without CVP’s prior consent; and (x) other customary covenants and obligations, for which the Company’s failure to comply may be subject to certain liquidated damages. The Hercules Loan was repaid in full on March 23, 2018, simultaneously with the closing of the Preferred Stock Offering.

In addition, beginning seven months from the effective date of the Note or at any time after the Effective Date if the Company breaches any of the covenants set forth in the Securities Purchase Agreement, CVP has the right to redeem all or any portion of the outstanding balance of the Note in cash or as otherwise mutually agreed upon between the parties.

Since the Redemption Start Condition (i.e., the Company raised at least $12 million in equity after the issuance date of the Note) was satisfied by April 1, 2018 as a result of the consummation of the Preferred Stock Offering and Common Stock Offering, the Company and CVP agreed to amend the Notes issued to CVP on June 29, 2017, December 8, 2017 and February 26, to limit the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate redemption amount for the Notes collectively.

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

The warrant valuation date was November 29, 2016 and the closing price of $0.69 per share was used in determining the fair value of the warrants. The series A warrants and placement agent warrants were valued at $756,001 and were classified as a warrant liability in the Company’s balance sheet. The series A warrants and placement agent warrants were revalued on December 31, 2016 at $799,201 which is included in the Company’s balance sheet, and the $43,200 increase is included in the Company’s statements of operations and comprehensive loss. The stock price was $0.716, the strike price was $0.75 per share, the expected life was 5.41 years, the volatility was 73.62% and the risk free rate was 2.0%. The series B and C warrants were classified as equity, and as such were not subject to revaluation at year end. Costs incurred in connection with the issuance were allocated based on the relative fair values of the Series A and the Series B and C warrants. The series A warrants and placement agent warrants were revalued on December 31, 2017 at $103,860 and is included in the Company’s balance sheet. The valuation reflects a reduction of $695,341 from the $799,201 December 31, 2016 valuation. The reduction is included in the Company’s statements of operations and comprehensive loss. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%.

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

The Company’s warrant activity is summarized as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2018	2017
	(in shares)
Beginning balance	4,820,025	5,968,876
Warrants granted	—	1,595,791
Warrants exercised	—	(908,334)
Warrants cancelled	—	(1,836,308)
Ending balance	4,820,025	4,820,025

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was similar to the method utilized immediately prior to adoption.  Accordingly, there is no need for the Company to dislose the amount by which each financial statement line item was affected as a result of applying the new revenue standard and an explanation of significant changes.

The Company recognizes revenue in accordance with the core principal of ASC 606 or when there is a transfer of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

Contracts

Napo has a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed between Mission and their Distributors. Health care providers order Mytesi  through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers the Distributors of Mission as its customers.

Mission’s Distributors are the customers of the Company with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with its Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Jaguar’s Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASXC 606-10-25-1.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is Company’s promise to transfer the Company’s product Mytesi to Distributors based on specified payment and shipping terms in the arrangement.

Transaction price

For both Jaugar and Napo, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquistion Cost (“WAC”), net of variable considerations and price adjustments.

Allocate transaction price

For both Napo and Jaguar, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Napo and Jaguar, a single performance obligation is satisfied at a point in time, upon the FOB terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $583,269 and $0 in the three months ended March 2018 and 2017, respectively. The Company recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at March 31, 2018 and December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Animal

The Company recognized Neonorm revenues of $43,698 and $44,544 for the three months ended March 31, 2018 and 2017, respectively, and Botanical Extract revenues of $0 and $30,000 in the three months ended March 31, 2018 and 2017, respectively. Revenues are recognized when title has transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances. Reserves for returns are analyzed periodically and are estimated based on historical return data.  Reserves for returns and price adjustments at March 31, 2018 and December 31, 2017 were immaterial. Sales of Botanical Extract are recognized as revenue when the product is delivered to the customer which do not provide for return rights.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, the Company received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $177,389 and $459,700 in collaboration revenue in the three months ended March 31, 2018 and 2017, respectively. In addition to the upfront payments, Elanco reimbursed the Company for $0 and $288,166 in the three months ended March 31, 2018 and 2017 for certain development and regulatory expenses related to the planned target animal safety study and the completion of the Canalevia field study for acute diarrhea in dogs which were also included in collaboration revenue.

On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018, which is 90 days after the date of the Notice. On the effective date of termination of the Elanco Agreement, all licenses granted to Elanco by the Company under the Elanco Agreement were revoked and the rights granted thereunder reverted back to the Company. Provisions in the agreement providing for the receipt of additional payments upon achievement of certain development, regulatory and sales milestones in an aggregate amount of up to $61.0 million payable throughout the term of the Elanco Agreement, as well as product development expense reimbursement for any additional product development expenses incurred, and royalty payments on global sales terminated on termination of the agreement.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. Any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entitiy Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes.  The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment has been held. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), and subsequently issued modifications or clarifications in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 and the related guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step process for evaluating contracts and determining revenue recognition. In addition, new and enhanced disclosures are required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company has completed the process of evaluating the effects of the adoption of Topic 606 and determined that the timing and measurement of our revenues under the new standard is similar to that recognized under the previous revenue guidance. Similar to the current guidance, the Company will need to make significant estimates related to variable consideration at the point of sale, including chargebacks, rebates and product returns. Revenue will be recognized at a point in time upon the transfer of control of the Company’s products, which occurs upon delivery for substantially all of the Company’s sales. The Company adopted the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings as prescribed by the modified retrospective method of adoption. The adoption of ASU 2014-09, ASU 2016-10 and ASU 2016-12 did not have a material impact on Company’s condensed consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design and operating effectiveness of an internal control related to review of our tax provision. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings.

On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the “Plaintiff”) on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the “Defendants”), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter. On March 12, 2018, the Defendants moved to dismiss the amended complaint for failure to state a claim upon which relief may be granted.  The Company believes that it is not probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of any potential loss is not reasonably estimable. The court has ordered a briefing schedule on the motion to dismiss and has tentatively set a hearing date of June 14, 2018.

Other than as described above, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2018, pursuant to a consulting agreement dated August 14, 2017,  we issued 50,000 shares of our common stock to Investor Awareness, Inc. as partial consideration for financial public relations services rendered.

In January 2018, pursuant to a share purchase agreement dated January 18, 2018, we issued 9,215,900 shares of our common stock to certain investors for gross proceeds of approximately $954,000. We used net proceeds from the offering for commercialization activities relating to the launch of Mytesi, our FDA-approved human health product, and general corporate purposes.

In January through March 2018, through a series of partial redemptions pursuant to the terms of the Secured Convertible Promissory Note issued to Chicago Venture Partners, L.P. (the “CVP Note”) as disclosed in our Form 8-K filed with the SEC on July 3, 2017, we issued 8,542,637 shares of common stock to redeem $950,000 of the CVP Note, including accrued and unpaid interest thereon.

On March 23, 2018, pursuant to a stock purchase agreement, we issued 5,524,926 shares of our Series A Convertible Participating Preferred Stock, $0.0001 par value per share, to Sagard Capital Partners, L.P. for gross proceeds of $9,199,001. The Company intends to use the proceeds from the offering for ongoing commercialization activities for Mytesi and general corporate purposes.

On March 23, 2018, pursuant to share purchase agreements, we issued 29,411,766 shares of our common stock to certain investors for gross proceeds of approximately $5 million. We used net proceeds from the offering to repay certain aged payables relating to our acquisition of Napo in July 2017.

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

Other than as provided above and the shares of our common stock sold pursuant to the common stock purchase agreement with L2 Capital, LLC, as disclosed on our Form 8-K filed with the SEC on November 24, 2017, there were no unregistered sales of equity securities during the period.

Item 6. Exhibits

Exhibit No.	Description
3.1

Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (f/k/a Jaguar Animal Health, Inc.) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 001-36714) filed on August 1, 2017).

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K (No. 001-36714) filed with the Securities and Exchange Commission on April 9, 2018).

3.3

Certificate of Designation of Series A Convertible Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (filed with the Securities and Exchange Commission on March 27, 2018).

4.1

Secured Promissory Note, dated February 26, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed March 2, 2018, File No. 001-36714).

4.2

Secured Promissory Note, dated March 21, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.1

Form of Second Amended Original Issue Discount Exchangeable Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed February 16, 2018, File No. 001-36714).

10.2

Second Amendment to the Note Purchase Agreement and Notes and Payoff Agreement, dated February 16, 2018, by and among Jaguar Health, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed February 16, 2018, File No. 001-36714).

10.3

Consent and Payoff Agreement, dated February 27, 2018, by and between Napo Pharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed February 28, 2018, File No. 001-36714).

10.4

Securities Purchase Agreement, dated February 26, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed March 2, 2018, File No. 001-36714).

10.5

Security Agreement, dated February 26, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed March 2, 2018, File No. 001-36714).

10.6

Series A Preferred Stock Purchase Agreement, dated March 23, 2018, by and between Jaguar Health, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.7

Registration Rights Agreement, dated March 23, 2018, by and between Jaguar Health, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.8

Form of Common Stock Purchase Agreement, dated March 23, 2018, by and between Jaguar Health, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.9

Management Services Agreement, dated March 23, 2018, by and between Jaguar Health, Inc. and Sagard Capital Partners Management Corp. (incorporated by reference to Exhibit 10.4 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.10

Securities Purchase Agreement, dated March 21, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

10.11

Security Agreement, dated March 21, 2018, by and between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Form 8-K of Jaguar Health, Inc. filed March 27, 2018, File No. 001-36714).

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

Date: May 15, 2018
JAGUAR HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer