Form 10-Q
period 2018-06-30
Jaguar Health, Inc.
filed 2018-08-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were 9,528,103 shares of voting common stock, par value $0.0001 per share, outstanding, 40,301,237 shares of non-voting common shares, par value $0.0001 per share, outstanding, and 5,524,926 shares of convertible preferred stock outstanding, par value $0.0001 per share.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(1)
Assets
Current assets:
Cash	$2,411,473	$520,698
Restricted cash	—	239,169
Accounts receivable, net	583,612	467,658
Other receivable	70,456	1,380
Inventory, net	2,844,505	2,072,817
Prepaid expenses and other current assets	966,084	497,373
Total current assets	6,876,130	3,799,095
Land, property and equipment, net	1,198,424	1,222,068
Goodwill	5,210,821	5,210,821
Intangible assets, net	32,553,889	33,397,222
Other assets	317,000	—
Total assets	$46,156,264	$43,629,206

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,000,748	$7,354,932
Deferred revenue	—	177,389
Accrued expenses	2,636,460	2,204,133
Warrant liability	74,471	103,860
Derivative liability	8,000	11,000
Conversion option liability	—	111,841
Convertible notes payable, net of discount	660,022	2,672,215
Notes payable, net of discount	3,990,104	1,141,153
Current portion of long-term debt	—	1,609,244
Total current liabilities	12,369,805	15,385,767
Convertible long-term debt, net of discount	10,768,163	10,982,437
Total liabilities	$23,137,968	$26,368,204

Commitments and Contingencies (See Note 6)

Series A convertible preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; 5,524,926 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017; (liquidation preference of $9,199,002 at June 30, 2018)	$9,000,002	$—

Stockholders’ Equity:
Common stock: $0.0001 par value, 150,000,000 shares and 250,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; 8,736,579 and 4,180,484 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	874	418
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2018 and December 31, 2017; 40,301,237 and 42,617,893 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	4,030	4,262
Additional paid-in capital	89,771,932	79,661,044
Accumulated deficit	(75,758,542)	(62,404,722)
Total stockholders’ equity	14,018,294	17,261,002
Total liabilities, convertible preferred stock and stockholders’ equity	$46,156,264	$43,629,206

(1) The condensed consolidated balance sheet at December 31, 2017 is derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 9, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenue	$883,846	$61,445	$1,510,813	$135,989
Collaboration revenue	—	835,076	$177,389	1,582,942
Total revenue	883,846	896,521	1,688,202	1,718,931
Operating Expenses
Cost of product revenue	608,024	24,762	1,072,185	40,907
Research and development expense	1,604,886	926,791	2,362,752	2,182,243
Sales and marketing expense	2,690,262	157,231	4,402,452	280,143
General and administrative expense	3,059,748	2,137,990	6,058,148	5,441,493
Total operating expenses	7,962,920	3,246,774	13,895,537	7,944,786
Loss from operations	(7,079,074)	(2,350,253)	(12,207,335)	(6,225,855)
Interest expense	(711,802)	(156,129)	(1,313,824)	(336,201)
Other income	15,204	—	312,704	1,448
Change in fair value of warrants and conversion option liability	118,489	700,740	(145,365)	247,321
Loss on extinguishment of debt	—	—	—	(207,713)
Net loss	(7,657,183)	(1,805,642)	(13,353,820)	(6,521,000)
Deemed dividend attributable to preferred stock	(995,000)	—	(995,000)	—
Net loss attributable to common shareholders	$(8,652,183)	$(1,805,642)	$(14,348,820)	$(6,521,000)
Net loss per share — basic and diluted	$(0.76)	$(1.84)	$(1.43)	$(6.78)
Weighted average shares outstanding, basic and diluted	11,375,433	979,621	10,010,862	961,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock - Voting		Common Stock - Non-voting		Additional Paid-in		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity

Balances - December 31, 2017	—	$—	4,180,484	$418	42,617,893	$4,262	$79,661,044	$(62,404,722)	$17,261,002

Issuance of preferred stock and common stock in a private investment in public entities March 2018	5,524,926	9,000,002	1,960,794	196	—	—	4,999,804	—	5,000,000

Beneficial conversion feature of the series A convertible preferred stock	—	(995,000)	—	—	—	—	995,000	—	995,000

Deemed dividend on the series A convertible preferred stock	—	995,000	—	—	—	—	(995,000)	—	(995,000)

Issuance of common stock in a private investment in public entities with new investors	—	—	716,425	72	—	—	1,305,702	—	1,305,774

Issuance of common stock in a private investment in public entities with existing investors	—	—	478,853	48	—	—	750,052	—	750,100

Issuance of common stock in exchange for redemption of convertible debt	—	—	956,553	96	—	—	1,607,325	—	1,607,421

Issuance of common stock in exchange for services	—	—	3,333	—	—	—	6,425	—	6,425

Issuance of common stock in exchange for payment of interest expense	—	—	285,694	29	—	—	704,696	—	704,725

Conversion of non-voting common stock to voting common stock	—	—	154,443	15	(2,316,656)	(232)	217	—	—

Fractional common stock shares repurchased	—	—	—	—	—	—	(30)	—	(30)

Stock-based compensation	—	—	—	—	—	—	736,697	—	736,697

Net loss	—	—	—	—	—	—	—	(13,353,820)	(13,353,820)

Balances - June 30, 2018	5,524,926	$9,000,002	8,736,579	$874	40,301,237	$4,030	$89,771,932	$(75,758,542)	$14,018,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(13,353,820)	$(6,521,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	659,230	30,062
Interest paid on the conversion of debt to equity	59,737	—
Common stock issued in exchange for services rendered	6,425	—
Loss on extinguishment of debt	—	207,713
Stock-based compensation	736,697	444,170
Amortization of debt issuance costs and debt discount	817,927	180,670
Change in fair value of warrants and extinguishment of the conversion option liability	(141,230)	(247,321)
Change in fair value of derivative liability	(3,000)	—
Changes in assets and liabilities
Accounts receivable	(115,954)	(7,228)
Other receivable	(69,075)	(197,876)
Inventory	(771,688)	16,579
Prepaid expenses and other assets	(785,711)	(57,807)
Deferred offering costs	—	61,780
Accounts payable	(2,354,183)	2,909,770
Accrued expenses	473,522	184,864
Due from former parent	—	77,624
Deferred collaboration revenue	(177,389)	1,451,789
Total cash used in operations	(15,018,512)	(1,466,211)
Cash Flows from Investing Activities
Purchase of equipment	(6,527)	—
Total cash used in investing activities	(6,527)	—
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,310,000	—
Repayment of long-term debt	(1,689,200)	(991,749)
Proceeds from issuance of convertible debt	—	1,700,000
Proceeds from issuance of common stock in a private investment in public entities June 2016	—	2,071,317
Issuance costs associated with the issuance of common stock in a private investment in public entities June 2016	—	(61,781)
Proceeds from issuance of common stock in a private investment in public entities June 2017	—	50,000
Issuance costs associated with the proceeds from the issuance of common stock in a private investment in public entities June 2017	—	(3,000)
Proceeds from issuance of common stock through a stock purchase agreement with a new private investor	1,305,774	—
Proceeds from the issuance of common stock in a private investment in public entities with existing investors	750,100	—
Proceeds from the issuance of common stock in a private investment in public entities March 2018	5,000,000	—
Proceeds from the issuance of convertible preferred stock in private investment in public entities March 2018	9,199,002	—
Issuance costs associated with the issuance of convertible preferred stock in a private investment in public entities March 2018	(199,000)	—
Fractional common stock shares repurchased	(30)	—
Total Cash Provided by Financing Activities	16,676,646	2,764,787
Net increase in cash and restricted cash	1,651,607	1,298,576
Cash and restricted cash at beginning of period	759,866	1,462,272
Cash and restricted cash at end of period	$2,411,473	$2,760,848
Supplemental Schedule of Non-Cash Financing and Investing Activities
Interest paid on long-term debt	$19,344	$—
Common stock issued as redemption of Jaguar notes payable and related interest	$1,153,408	$—
Common stock issued as redemption of Napo notes payable and related interest	$1,158,738	$—
Deemed dividend attributable to preferred stock	$995,000	$—

Cash and Restricted Cash:

	June 30, 2018	June 30, 2017
Cash	$2,411,473	$2,760,848
Restricted cash	—	—
Total cash and restricted cash	$2,411,473	$2,760,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar”, “we” or the “Company”), formerly known as Jaguar Animal Health, Inc., was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo” or the “Former Parent”) until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company’s first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely compete the development and commercialization of products.

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

Reverse stock-split

On May 18, 2018, the stockholders of Jaguar approved at the 2018 Annual Meeting of Stockholders of the Company and the Board approved, in accordance with the authority granted by the Company’s stockholders at the Annual Meeting, a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of Common Stock, effective June 1, 2018.  The reverse split has been reflected in all voting common stock, warrants, and common stock option shares disclosed in these financial statements.  The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $75,758,542 as of June 30, 2018. The Company expects to incur substantial losses in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as the securing of additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to finance its operations and capital funding needs through equity and/or debt financing, collaboration arrangements with other entities, as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company’s ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the issuance date of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In June 2016, the Company entered into a Common Stock Purchase Agreement with a private investor (the “CSPA”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the investor is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the agreement. Through June 30, 2018 the Company sold 6,000,000 shares for gross cash proceeds of $5,063,785. The CSPA limited the number of shares that the Company can sell thereunder to 2,027,490 shares, which equals 19.99% of the Company’s outstanding shares as of the date of the CSPA (such limit, the “19.99% exchange cap”), unless either (i) the Company obtains stockholder approval to issue more than such 19.99% exchange cap or (ii) the average price paid for all shares of the Company’s common stock issued under the CSPA is equal to or greater than $1.32 per share (the closing price on the date the CSPA was signed), in either case in compliance with Nasdaq Listing Rule 5635(d).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.  The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption of new revenue recognition standard pursuant to ASC 606 as of January 1, 2018 as described in more detail below.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could differ from those estimates.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits. The carrying value of cash approximates fair value at June 30, 2018 and December 31, 2017.

Through June 30, 2018, substantially all of the Company’s product revenue has been derived from the sale of Mytesi. The Company earned Mytesi revenue primarily from three major pharmaceutical distributors in the United States, each of which amounted to a percentage of total net revenue of at least 10%.  Revenue earned from each as a percentage of total net revenue follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer 1	34%	—%	33%	—%
Customer 2	29%	—%	30%	—%
Customer 3	27%	—%	28%	—%
	90%	—%	91%	—%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral.  The Company’s significant pharmaceutical distributors and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30, 2018	December 31, 2017
Customer 1	32%	31%
Customer 2	31%	35%
Customer 3	26%	30%

No other customer represented more than 10% of the Company’s accounts receivable balances as of those dates.

The Company is subject to credit risk from its inventory suppliers. The Company sources drug substance from a single  supplier and drug product from a single supplier.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested for impairment on an annual basis and in between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value. The Company performs the annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all active contracts as of the adoption date.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 yielded similar results to the method utilized immediately prior to adoption.  Accordingly, there was no effect to each financial statement line item as a result of applying the new revenue standard.

Practical Expedients, Elections, and Exemptions

The Company recognizes revenue in accordance with the core principal of ASC 606 or when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company used a practical expedient available under ASC 606-10-65-1(f)4 that permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

The Company also used a practical expedient available under ASC 606-10-32-18 that permits it to not adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

The Company has elected to treat shipping and handling activities as fulfillment costs.

Additionally, the Company elected to record revenue net of sales and other similar taxes.

Contracts

Napo entered into a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed to between Mission and their Distributors. Health care providers order Mytesi through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers Mission as the sales agent and the Distributors of Mission as its customers.

Mission’s Distributors are the customers of the Company with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with its Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Jaguar’s Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASC 606-10-25-1.  Jaguar sells directly to its customers without the use of an agent.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is the Company’s promise to transfer the Company’s product Mytesi to Distributors based on specified payment and shipping terms in the arrangement.  Product warranties are assurance type warranties that does not represent a performance obligation.

Transaction price

For both Jaguar and Napo, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquisition Cost (“WAC”), net of discounts, returns, and price adjustments. The transaction price of the products represents a form of variable consideration for which the Company uses the expected value method to calculate the expected consideration the Company is entitled to.  Historical results and management experience in estimating returns and discounts allows the Company to overcome the variable consideration constraints in its calculation of the expected consideration.

Allocate transaction price

For both Napo and Jaguar, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Napo and Jaguar, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Net revenues from the sale of  Mytesi were $854,170 and $1,437,439 in the three and six months ended June 2018 and $0 in the same pre-merger periods in 2017.

Animal

The Company recognized Neonorm revenues of $29,676 and $61,445 for the three months ended June 30, 2018 and 2017, and $73,374 and $105,989 for the six months ended June 30, 2018 and 2017, respectively.  Botanical Extract revenues were $0 in the three months ended June 30, 2018 and 2017, and  $0 and $30,000 in the six months ended June 30, 2018 and 2017, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer . Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, the Company received an initial non-refundable upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in revenue of $0 and $835,076 in the three months ended June 30, 2018 and 2017, and $177,389 and $1,582,942 in revenue in the six months ended June 30, 2018 and 2017, respectively.

On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018.

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity exclusive of transactions with owners (such as capital contributions and distributions). There was no difference between net loss and comprehensive loss for the three and six months ended June 30, 2018 and 2017.

Segment Data

Prior to the merger with Napo, the Company managed its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company reorganized their segments to reflect the change in the organizational structure resulting from the merger with Napo. Post-merger with Napo, the Company manages its operations through two segments. The Company has two reportable segments—human health and animal health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing of human products and the ongoing commercialization of Mytesi™, which is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

The Company’s reportable segments net revenues and net loss consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Human Health	$854,170	$—	$1,437,439	$—
Animal Health	29,676	896,521	250,763	1,718,931
Consolidated Totals	$883,846	$896,521	$1,688,202	$1,718,931
Segment net loss
Human Health	$(4,474,324)	$—	$(7,373,630)	$—
Animal Health	(3,182,859)	(1,805,642)	(5,980,190)	(6,521,000)
Total	$(7,657,183)	$(1,805,642)	$(13,353,820)	$(6,521,000)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this accounting standard on our financial position, results of operation or cash flows.

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

The merger was accounted for under the acquisition method of accounting for business combinations and Jaguar was considered to be the acquiring company. Under the acquisition method of accounting, total consideration exchanged was:

(Unaudited)
Fair value of Jaguar common stock	$25,303,859
Fair value of Jaguar common stock warrants	630,859
Fair value of replacement restricted stock units	3,300,555
Fair value of replacement stock options	5,691
Cash	2,000,000
Effective settlement of receivable from Napo	464,295
Total consideration exchanged	$31,705,259

The purchase price allocation to assets and liabilities assumed in the transaction was:

Current assets	$2,578,114
Non-current assets	396,247
Identifiable intangible assets	36,400,000
Current liabilities	(4,052,180)
Convertible notes	(12,473,501)
Deferred tax liability	(13,181,242)
Net assets acquired	9,667,438
Goodwill on acquisition	22,037,821
Total consideration	$31,705,259

Under the acquisition method of accounting, certain identifiable assets and liabilities of Napo including identifiable intangible assets, inventory, debt and deferred revenue were recorded based on their estimated fair values as of the effective time of the Napo Merger. Tangible and other assets and liabilities were valued at their respective carrying amounts, which management believes approximated their fair values.

Acquired intangible assets included Developed Technology (DT) related to the development and commercial processing of Mytesi™ (crofelemer 125mg delayed-release tablets), which is an antidiarrheal indicated for the symptomatic relief of noninfectious diarrhea in adult patients with HIV/AIDS on antiretroviral therapy. The DT is a definite lived asset and is being amortized over a 15-year estimated useful life.

The acquired trademarks include Mytesi product trademark, domain names, and other brand related intellectual property. Trademark is a definite lived asset and is being amortized over a 15-year estimated useful life.

The acquired IPR&D projects relate to developing the proprietary technology into a commercially viable product for the several follow-on indications related to formulations of crofelemer. Crofelemer is in development for rare disease indications for infants and children with congenital diarrheal disorders (CDD) and short bowel syndrome (SBS), and for irritable bowel syndrome (IBS). These indications have completed some studies of clinical testing for safety and/or proof of concept efficacy at the time of the merger and the projects were determined to have substance. IPR&D is not amortized during the development period and is tested for impairment at least annually, or more frequently if indicators of impairment are identified. The Company terminated development of the indication for C. difficile infection (CDI) in Q4 2017. This indication was included as part of IPR&D at the time of the merger, and an impairment loss of $2,300,000 was recorded in Q4 2017 as a result of the decision to abandon the project in favor of the prioritization of the following: Mytesi is in development for follow-on indications in cancer therapy-related diarrhea (CTD), an important supportive care indication for patients undergoing primary or adjuvant therapy for cancer treatment; as supportive care for post-surgical inflammatory bowel disease patients (IBD); and as a second-generation anti-secretory agent for use in cholera patients. These indications did not have substance at the time of the merger and were not recognized as an asset apart from Goodwill.

The fair value of IPR&D, trademark, and DT was determined using the income approach, which was based on forecasts prepared by management.

The Napo Merger resulted in $22,037,821 of goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has been allocated to the human health segment.

As none of the goodwill, IPR&D, and developed technology acquired are expected to be deductible for income tax purposes, it was determined that a deferred income tax liability of $14,498,120 was required to reflect the book to tax differences of the merger. A deferred tax asset of $1,316,878 was accounted for as an element of consideration for the replacement share-based payment awards as the replacement awards are expected to result in a future tax deduction.

The Company valued convertible debt assumed in the Napo Merger based on the value of the debt and the conversion option at $12,473,501 (see note 8). The Company incurred total acquisition related costs of $3,554,250. The acquisition related costs includes the fair value of $151,351 for 270,270 shares of Company’s common stock issued to a former creditor of Napo towards reimbursement of acquisition related costs. Acquisition related costs were expensed as incurred to general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Proforma Information

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the three and six months ended June 30, 2017, as if Napo was acquired on January 1, 2016.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Net sales	$1,300,232	$2,640,776
Net loss	$(7,312,831)	$(14,959,855)
Net loss per share, basic and diluted	$(7.46)	$(15.55)

The unaudited proforma results include adjustments to eliminate the interest on Napo’s historical convertible debt not assumed by Jaguar and debt exchanged for Jaguar common stock, record interest on convertible debt assumed by Jaguar, eliminate Napo impairment of investment in related party, and eliminate Napo’s loss from investment in related party. The Company made proforma adjustments to exclude the acquisition related costs for the three and six months ended June 30, 2017 because such costs are nonrecurring and are directly related to the Napo Merger.

Unaudited pro forma amounts are not necessarily indicative of results had the Napo Merger occurred on January 1, 2017 or of future results.

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

The following table presents information about the Company’s derivative, conversion option and warrant liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$74,471	$74,471
Derivative liability	—	—	8,000	8,000
Conversion option liability	—	—	—	—
Total fair value	$—	$—	$82,471	$82,471

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$103,860	$103,860
Derivative liability	—	—	11,000	11,000
Conversion option liability	—	—	111,841	111,841
Total fair value	$—	$—	$226,701	$226,701

The change in the estimated fair value of level 3 liabilities is summarized below:

	Six Months Ended June 30, 2018
	Warrant	Derivative	Conversion Option
	liability	Liability	Liability
Beginning fair value of level 3 liability	$103,860	$11,000	$111,841
Extinguishment	—	—	(286,595)
Change in fair value of level 3 liability	(29,389)	(3,000)	174,754
Ending fair value of level 3 liability	$74,471	$8,000	$—

Warrant Liability

The warrants associated with the level 3 liability were issued in 2016. The $103,860 valuation at December 31, 2017 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.1398, the strike price was $0.75 per share, the expected life was 4.41 years, the volatility was 96.36% and the risk free rate was 2.14%. The $74,471 valuation at June 30, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.42, the strike price was $11.25 per share, the expected life was 3.91 years, the volatility was 113.87% and the risk free rate was 2.68%. The resulting $29,389 gain is included in change in fair value of warrants in the statements of operations.

Derivative Liability

The derivative liability associated with the level 3 liability were associated with the June 2017 issuance of a convertible note payable. The Company computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The derivatives were revalued again at June 30, 2018 using the same Model resulting in a combined fair value of $8,000. The resulting $3,000 gain is included in other income and expense in the Company’s statements of operations.

Conversion Option Liability

In March 2017, Napo entered into an exchangeable note purchase agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger. In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The optional conversion option in the notes was bifurcated and accounted as a derivative liability at its fair value of $111,841 using the Black-Scholes-Merton model and the following criteria: stock price of $0.14 per share, conversion prices of $0.20 per share, expected life of 0.13 to 0.25 years, volatility of 86.29% to 160.78%, risk free rate of 1.28% to 1.39% and dividend rate of 0%. The $111,841 was included in conversion option liability on the balance sheet and in loss on extinguishment of debt on the statements of operations. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statements of operations.

5. Balance Sheet Components

Goodwill

The change in the carrying amount of goodwill at June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017
Beginning balance	$5,210,821	$—
Goodwill acquired in conjunction with the Napo merger	—	22,037,821
Impairment	—	(16,827,000)
Ending balance	$5,210,821	$5,210,821

Intangible assets

Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Developed technology	$25,000,000	$25,000,000
Accumulated developed technology amortization	(1,527,778)	(694,445)
Developed technology, net	23,472,222	24,305,555
In process research and development	8,800,000	11,100,000
Impairment	—	(2,300,000)
	8,800,000	8,800,000
Trademarks	300,000	300,000
Accumulated trademark amortization	(18,333)	(8,333)
Trademarks, net	281,667	291,667
Total intangible assets, net	$32,553,889	$33,397,222

Amortization expense was $421,667 and $843,333 in the three and six months ended June 30, 2018, respectively and $0 in the three and six months ended June 30, 2017.

6. Commitments and Contingencies

Effective July 1, 2015, the Company leases its San Francisco, California headquarters under a non-cancelable sub-lease agreement that expires August 31, 2018. The Company provided cash deposits of $122,163, consisting of a security deposit of $29,539 and prepayment of the last three months of the lease of $92,623, which are included in prepaid expenses and other current assets on the Company’s balance sheet.  Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 are $62,083 due in 2018.

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense under the non-cancelable operating lease was $90,278 and $180,556 for the three and six months ended June 30, 2018, respectively and $90,278, and $180,556 for the three and six months ended June 30, 2017, respectively. Rent expense is included in general and administrative expense in the statements of operations.

Asset transfer and transition commitment

On September 25, 2017, Napo entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark Pharmaceuticals Ltd. (“Glenmark”). As a result of the agreement, Napo now controls commercial rights for Mytesi® for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, Napo agrees to pay Glenmark 25% of any payment it receives from a third party to whom Napo grants a license or sublicense or with whom Napo partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7 million. No payments have been made to date.

Revenue sharing commitment

On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company’s non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing UAE network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017 and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. Upon termination for any reason, the Company remains obligated to make Revenue Sharing Payments to SEED until the end of 2018. No payments have been made to date.

Purchase Commitment

As of June 30, 2018, the Company had issued non-cancelable purchase orders to a vendor for $1.6 million, which will be filled in the period August through December 2018.

Legal Proceedings

On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the “Plaintiff”) on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the “Defendants”), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter. The Defendants filed a motion to dismiss on March 12, 2018, for which oral arguments were held on June 14, 2018. The court has not yet ruled on the motion. The Company believes that it is not probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of any potential loss is not reasonably estimable.

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

7. Debt and Warrants

Convertible Notes

Convertible notes at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
February 2015 convertible notes payable	$—	$150,000
June 2017 convertible note payable	703,586	1,613,089
Napo convertible notes	10,768,163	12,153,389
	$11,471,749	$13,916,478
Less: unamortized debt discount and debt issuance costs	(43,564)	(261,826)
Net convertible notes payable obligation	$11,428,185	$13,654,652

Convertible notes payable — non-current	$10,768,163	$10,982,437
Convertible notes payable - current	$660,022	$2,672,215

Interest expense on the convertible notes for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
February 2015 convertible note nominal interest	$(2,958)	$4,438	$1,480	$4,438
June 2017 convertible note nominal interest	14,465	—	33,329	—
June 2017 convertible note accretion of debt discount	119,338	—	238,261	—
Napo convertible note nominal interest	145,303	—	251,194	—
Total interest expense on convertible debt	$276,148	$4,438	$524,264	$4,438

Interest expense is classified as such in the statements of operations.

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

June 2017 Convertible Note

On June 29, 2017, the Company issued a secured convertible promisorry note to Chicago Venture Partners, L.P. (“CVP”)  in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All principal and interest on the debt is due in full on August 2, 2018. Effective August 13, 2018, the Company entered into an acknowledgement agreement with CVP extending the maturity date to August 26, 2019.

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

The Company computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the Balance Sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The derviatives were revalued again at June 30, 2018 using the same Model resulting in a combined fair value of $8,000. The resulting $3,000 gain is included in other income and expense in the Company’s statements of operations.

The balance of the note payable of $660,022, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $1,451,454, plus the accretion of the debt discount and debt issuance costs of $485,476, is included in convertible notes payable on the balance sheet.

Napo Convertible Notes

March 2017 Convertible Notes

In March 2017, Napo entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The notes bear interest at 3% and mature on December 1, 2017. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger.

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. The Company also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes was $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value as further disclosed in Note 4.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, Napo amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018.  In addition, the Company also issued 3,783,444 shares of Common Stock to the Purchasers as repayment of the remaining $435,950 aggregate principal amount and $18,063 in accrued and unpaid interest thereon. On March 23, 2018, the Company paid off the remaining $735,000 of principal and $20,699 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statements of operations.

December 2016 Convertible Notes

In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of  $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statements of operations. Interest expense is paid every six months through the issuance of common stock. On March 16, 2018, $534,775 of interest accrued through January 31, 2018 and $169,950 of certain legal expenses were paid through the issuance of 4,285,423 shares of the Company’s common stock.  At June 30, 2018 and December 31, 2017, the unamortized balance of the convertible note payable is $10,768,163 and $10,982,438 which are included in Convertible Long-term Debt on the balance sheet.

Long-term Debt

As of June 30, 2018 and December 31, 2017, the net Jaguar long-term debt obligation was as follows:

	June 30,	December 31,
	2018	2017
Debt and unpaid accrued end-of-term payment	$—	$1,636,639
Unamortized note discount	—	(6,615)
Unamortized debt issuance costs	—	(20,780)
Net debt obligation	$—	$1,609,244

Current portion of long-term debt	$—	$1,609,244
Long-term debt, net of discount	—	—
Total	$—	$1,609,244

Interest expense on the Jaguar long-term debt for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Nominal interest	$—	$67,273	$19,344	$146,134
Accretion of debt discount	—	9,961	20,779	21,639
Accretion of end-of-term payment	—	41,505	52,561	90,160
Accretion of debt issuance costs	—	31,085	6,616	67,524
Total interest expense on convertible debt	$—	$149,824	$99,300	$325,457

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

On July 7, 2017, the Company entered into the third amendment to the Loan Agreement upon which the Company paid $1.0 million of the outstanding loan balance, and the Lender waived the Prepayment Charge associated with such prepayment. The Third Amendment modified the repayment schedule providing a three-month period of interest only payments for the period from August 2017 through October 2017.

On March 23, 2018, the Company paid off the remaining $689,345 of principal, $4,471 of interest, and the end-of-term payment of $600,000 in cash with proceeds from the March 23, 2018 equity financing.

Notes Payable

As of June 30, 2018 and December 31, 2017, the net Jaguar short-term notes payable was as follows:

	Notes Payable
	June 30,	December 31,
	2018	2017
December 2017 note payable	$1,587,500	$1,587,500
February 2018 note payable	2,240,909	—
March 2018 note payable	1,090,341	—
	4,918,750	1,587,500
Less: unamortized net discount and debt issuance costs	(928,646)	(446,347)
Net convertible notes payable obligation	$3,990,104	$1,141,153

Interest expense on the Jaguar short-term notes payable for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Nominal interest	$101,650	$—	$151,309	$—
Accretion of debt discount	334,004	—	538,951	—
Total interest expense on convertible debt	$435,654	$—	$690,260	$—

On December 8, 2017, the Company entered into a securities purchase agreement with CVP pursuant to which the Company issued a promissory note in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. The Company will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.  The balance of the note payable as of June 30, 2018 of $1,463,536 consists of the $1,587,500 face value of the note less note discounts and debt issuance costs of $487,500, plus the accretion of the debt discount and debt issuance costs of $363,536, is included in notes payable in the current liabilities section of the balance sheet. Effective August 13, 2018, the Company entered into an acknowledgement agreement with CVP extending the maturity date to August 26, 2019.

On February 26, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds for general corporate purposes and working capital. The Note bears interest at the rate of 8% per annum and matures on (i) August 26, 2019 if the Company has raised at least $12 million in equity after the issuance date of the Note (the “Redemption Start Condition”) and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018. The balance of the note payable as of June 30, 2018 of $1,713,718 consisting of the $2,240,909 face value of the note less note discounts and debt issuance costs of $680,909, plus the accretion of the debt discount and debt issuance costs of $153,718, is included in notes payable in the current liabilities section of the balance.

On March 21, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  The Company will use the proceeds to fully repay certain prior secured and unsecured indebtedness. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019. The balance of the note payable as of June 30, 2018 of $812,850 consisting of the $1,090,341 face value of the note less note discounts and debt issuance costs of $340,341, plus the accretion of the debt discount and debt issuance costs of $62,850, is included in notes payable in the current liabilities section of the balance sheet.

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

Warrants

The Company’s warrant activity is summarized as follows for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
	(in shares)
Beginning balance	321,314	397,904
Warrants granted	—	106,376
Warrants exercised	—	(60,553)
Warrants expired	(50,553)	(122,413)
Ending balance	270,761	321,314

8.  Convertible Preferred Stock

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company’s series A convertible participating preferred stock, $0.0001 par value per share, for an aggregate purchase price of $9,199,002. Each share of preferred stock is initially convertible into nine shares of common stock at the option of the holder at an effective conversion price of $0.185 per share (based on an original price per Preferred Share of $1.665), provided that, at any time prior to the time the Company obtains stockholder approval, as required pursuant to Nasdaq Rule 5635(b) any conversion of Preferred Stock by a holder into shares of the Common Stock would be prohibited if, as a result of such conversion, the holder, together with such holder’s attribution parties, would beneficially own more than 19.99% of the total number of shares of the Common Stock issued and outstanding after giving effect to such conversion. Subject to certain limited exceptions, the shares of Preferred Stock cannot be offered, pledged or sold by Sagard for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization.

Holders of the Series A shares are entitled to participate equally and ratably with the holders of common stock shares in all dividends paid and distributions made to the holders of the common stock as if, immediately prior to each record date of the common stock, the shares of Series A then outstanding were converted into shares of common stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of Series A shares then outstanding shall be entitled to be paid in cash out of the assets of the Company before any payment shall be made to the holders of common stock or shares of any series or class of preferred or other capital stock then outstanding that by its terms is junior to the Series A in respect of the preferences as to distributions and payments upon such liquidation event by reason of their ownership, an amount per share of Series A equal to one times the Series A original issue price.

The redemption and liquidation value of the series A preferred stock is $12,738,822 and $9,199,002, respectively. If a Redemption Event occurs as of the Measurement Date (the later of April 30, 2021 and the date on which the Company files its Form 10-Q for the three months ending March 31, 2021, but in no event later than June 30, 2021), the holders of at least a majority of the shares of Series A then outstanding may require the Company to redeem all Series A shares at a per share purchase price equal to $2.3057; any one of the following conditions can result in a Redemption Event that is not solely within the Company’s control: Revenues attributable to the Mytesi product for the six-month period ended March 31, 2021 are less than $22.0 million or the average VWAP for the Company’s common stock for the 30 days prior to a Measurement Date is less than $1.00.

The effective conversion price is $0.185 per share while the fair value of the Company’s common stock at the commitment date was $0.205 per share based on the closing price of common stock on March 23, 2018.  As a result, the Company determined that there is a Beneficial Conversion Feature (“BCF”) amounting to approximately $995,000, which is computed by taking the difference between the closing price of the stock on March 23, 2018 and the conversion price multiplied by the as if converted 49,724,334 shares (5,524,926 preferred shares multiplied by the conversion factor of 9).  The Company’s Series A shares do not have a stated conversion date and are immediately convertible at the issuance date. As such, the Company will record an accretion of the BCF to net loss. Based on the guidance above, the Company recorded a deemed dividend charge of $995,000 for the accretion of the discount on the Series A shares.  The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The preferred stock has been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

9. Stockholders’ Equity

Common Stock

On May 18, 2018, the stockholders of Jaguar approved at the 2018 Annual Meeting of Stockholders of the Company and

the Board approved, in accordance with the authority granted by the Company’s stockholders at the Annual Meeting, a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of Common Stock. On May 29, 2018, the Company filed the Certificate of Second Amendment to its Certificate Of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective June 1, 2018.

Also on May 18, 2018, the stockholders of the Company approved at the Annual Meeting a proposal to decrease the number of authorized shares of Common Stock to 150,000,000 shares, contingent upon the approval and effectuation of the Reverse Stock Split. On June 1, 2018, the Company filed a Certificate of Third Amendment (the “Third Amendment”) to its COI with the Secretary of State of the State of Delaware to decrease the total number of authorized shares of Common Stock so that the total number of the shares that the Company has authority to issue is 210,000,000 shares, of which 150,000,000 shares are Common Stock, 50,000,000 are non-voting common stock and 10,000,000 shares are “blank check” preferred stock.

Concurrently with the consummation of the preferred stock offering as more fully discussed in Note 10, in March 2018, the Company entered into share purchase agreements with certain institutional investors pursuant to which the Company issued 1,960,783 shares of the Company’s common stock in exhcnage for $5.0 million in cash.

As of June 30, 2018 and 2017, the Company had reserved shares of common stock for issuance as follows:

	June 30,	June 30,
	2018	2017
Options issued and outstanding	2,704,692	168,576
Inducement options issued and outstanding	209,531	—
Options available for grant	402,348	24,180
RSUs issued and outstanding	392,904	1,385
Warrants issued and outstanding	270,761	422,652
Convertible notes	789,386	4,657
Total	4,769,622	621,450

10.  Stock Incentive Plans

2013 Equity Incentive Plan

Effective November 1, 2013, the Company’s board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company’s board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 33,769 option shares outstanding at June 30, 2018.

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company’s common stock. The 2014 Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company’s common stock on last day of the preceding calendar year. The 2014 Plan replaces the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or until they expire. There were 2,670,923 option shares outstanding and 402,348 option shares available for grant at June 30, 2018.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the years ended June 30, 2018 and December 31, 2017:

				Weighted	Weighted Average	Aggregate
	Shares			Average	Remaining	Intrinsic
	Available	Stock Options	RSUs	Stock Option	Contractual Life	Value
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	*
Combined Incentive Plan Balance—December 31, 2017	3,619	229,575	392,904	$28.05	8.31	$—

Additional shares authorized	2,877,766
Options granted	(2,554,453)	2,554,453
Options cancelled	75,416	(79,336)

Combined Incentive Plan Balance—June 30, 2018	402,348	2,704,692	392,904	$6.40	1.65	$—
Options vested and exercisable—June 30, 2018		495,801		$21.94	2.78	$—
Options vested and expected to vest—June 30, 2018		2,296,958		$29,40	9.44	$—

* Fair market value of JAGX stock on June 29, 2018 was $1.42 per share.

The weighted average grant date fair value of stock options granted was $1.70 and $7.50 per share during the six months ended June 30, 2018 and 2017.

The number of option shares that vested in the six months ended June 30, 2018 and 2017 was 395,350 shares and 25,001 shares, respectively. The grant date weighted average fair value of option shares that vested in the six months ended June 30, 2018 and 2017 was $177,862 and $383,370, respectively.

No options were exercised in the six months ended June 30, 2018 and 2017.

The intrinsic value is computed as the options granted multiplied by the difference between the fair market value of the Company’s common stock of $1.42 on June 29, 2018 and the grant date stock option exercise price.

The Company also granted 209,531 of inducement options in the six months ended June 30, 2018 to new employees.  The options are all non-statutory and were not issued from the 2014 Stock Plan. The weighted average fair value of the options was $1.3441 per share.  No option shares vested in the six months ended June 30, 2018.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and six months ended June 30, 2018 and 2017, and are included in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development expense	$145,035	$58,173	$224,749	$123,972
Sales and marketing expense	18,167	7,711	20,552	15,369
General and administrative expense	301,252	150,250	491,396	304,829
Total	$464,454	$216,134	$736,697	$444,170

As of June 30, 2018, the Company had $3,483,742 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 2.39 years.

11.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(8,652,183)	$(1,805,642)	$(14,348,820)	$(6,521,000)
Net loss per share — basic and diluted	$(0.76)	$(1.84)	$(1.43)	$(6.78)
Weighted average shares outstanding, basic and diluted	11,375,433	979,621	10,010,862	961,821

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

12. Subsequent Events

Share Purchase Agreement

Pursuant to the November 24, 2017 share purchase agreement with an investor, on July 12, 2018 the Company received $624,897 in exchange for 470,781 shares of its voting common stock.

Secured Convertible Promissory Note and Secured Promissory Note

Effective August 13, 2018, the Company entered into an acknowledgement agreement with CVP extending the maturity date of the $2,155,000 secured convertible promissory note dated July 29, 2017 from August 2, 2018 to August 26, 2019 and also extending the maturity date of the $1,587,500 secured promissory note dated December 8, 2017 from September 8, 2018 to August 26, 2019.

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

Overview

We are a commercial stage pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (crofelemer) product is approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In the field of animal health, we are focused on developing and commercializing first-in-class gastrointestinal products for companion and production animals, foals, and high value horses.

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013. Napo formed Jaguar to develop and commercialize animal health products. Effective as of December 31, 2013, Jaguar was a wholly-owned subsidiary of Napo, and Jaguar was a majority-owned subsidiary of Napo until the close of the Company’s initial public offering on May 18, 2015. On July 31, 2017, the merger of Jaguar Animal Health, Inc. and Napo became effective, at which point Jaguar Animal Health’s name changed to Jaguar Health, Inc. and Napo began operating as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of, and development of follow-on indications for, Mytesi.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—and an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer, upon which to build global partnerships. As previously announced, Jaguar, through Napo, now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and crofelemer manufacturing is being conducted at a multimillion-dollar commercial manufacturing facility that has been FDA-inspected and approved. Additionally, several of the drug product candidates in Jaguar’s Mytesi pipeline are backed by strong Phase 2 evidence from completed Phase 2 trials.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss was $13,353,820 and $6,521,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had total stockholders’ equity of $14,018,294, accumulated deficit of $75,758,542, and cash and cash equivalents of $2,411,473. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all active contracts as of the adoption date.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 yielded similar results to the method utilized immediately prior to adoption.  Accordingly, there was no effect to each financial statement line item as a result of applying the new revenue standard.

Practical Expedients, Elections, and Exemptions

We recognize revenue in accordance with the core principal of ASC 606 or when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services.

We used a practical expedient available under ASC 606-10-65-1(f)4 that permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

We also used a practical expedient available under ASC 606-10-32-18 that permits us not to adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

We have elected to treat shipping and handling activities as fulfillment costs.

Additionally, we have elected to record revenue net of sales and other similar taxes.

Contracts

Our Napo subsidiary entered into a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed to between Mission and their Distributors. Health care providers order Mytesi through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers Mission as the sales agent and the Distributors of Mission as its customers.

Mission’s Distributors are our customers with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with the Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Our Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, we entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASC 606-10-25-1.  Jaguar sells directly to its customers without the use of an agent.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is our promise to transfer our Mytesi product to Distributors based on specified payment and shipping terms in the arrangement.  Product warranties are assurance type warranties that does not represent a performance obligation.

Transaction price

For both Jaguar and our Napo subsidiary, the transaction price is the amount of consideration to which we expect to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquisition Cost (“WAC”), net of discounts, returns, and price adjustments. The transaction price of the products represents a form of variable consideration for which we use the expected value method to calculate the expected consideration we are entitled to.  Historical results and management experience in estimating returns and discounts allows us to overcome the variable consideration constraints in its calculation of the expected consideration.

Allocate transaction price

For both Jaguar and our Napo subsidiary, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Jaguar and our Napo subsidiary, a single performance obligation is satisfied at a point in time, upon the FOB terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Net revenues from the sale of  Mytesi were $854,170 and $1,437,439 in the three and six months ended June 2018 and $0 in the same pre-merger periods in 2017. We recorded a reserve for estimated product returns under terms of agreements with wholesalers based on its historical returns experience. Reserves for returns at June 30, 2018 and December 31, 2017 were immaterial. If actual returns differed from our historical experience, changes to the reserved could be required in future periods.

Animal

We recognized Neonorm revenues of $29,676 and $61,445 for the three months ended June 30, 2018 and 2017, and $73,374 and $105,989 for the six months ended June 30, 2018 and 2017, respectively.  Botanical Extract revenues were $0 in the three months ended June 30, 2018 and 2017, and  $0 and $30,000 in the six months ended June 30, 2018 and 2017, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer . Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, our drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, we received an initial non-refundable upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in revenue of $0 and $835,076 in the three months ended June 30, 2018 and 2017, and $177,389 and $1,582,942 in revenue in the six months ended June 30, 2018 and 2017, respectively.

On November 1, 2017, we received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018.

Cost of Revenue

Cost of revenue consists of direct drug substance and drug product materials expense, direct labor, distribution fees, royalties and other related expenses associated with the sale of our products.

Research and Development Expense

Research and development expenses consist primarily of clinical and contract manufacturing expense, personnel and related benefit expense, stock-based compensation expense, employee travel expense, and reforestation expenses. Clinical and contract manufacturing expense consists primarily of costs to conduct stability, safety and efficacy studies, and manufacturing startup expenses at an outsourced API provider in Italy.

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

Interest Expense

Interest expense consists primarily of interest on convertible promissory notes, promisorry notes, and the loan and security agreement (long-term debt arrangement). We also include accretion of debt issuance costs, debt discount amortization and the accretion of an end-of-term long-term debt payment in interest expense in the statements of operations.

Results of Operations

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2018 and 2017 together with the change in such items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Variance	Variance %

Product revenue	$1,510,813	$135,989	$1,374,824	1,011.0%
Collaboration revenue	177,389	1,582,942	(1,405,553)	(88.8)%
Total revenue	1,688,202	1,718,931	(30,729)	(1.8)%
Operating Expenses
Cost of revenue	1,072,185	40,907	1,031,278	2,521.0%
Research and development expense	2,362,752	2,182,243	180,509	8.3%
Sales and marketing expense	4,402,452	280,143	4,122,309	1,471.5%
General and administrative expense	6,058,148	5,441,493	616,655	11.3%
Total operating expenses	13,895,537	7,944,786	5,950,751	74.9%
Loss from operations	(12,207,335)	(6,225,855)	(5,981,480)	(96.1)%
Interest expense, net	(1,313,824)	(336,201)	(977,623)	(290.8)%
Other income	312,704	1,448	311,256	21,495.6%
Change in fair value of warrants and conversion option liability	(145,365)	247,321	(392,686)	(158.8)%
Loss on extinguishment of debt	—	(207,713)	207,713	100.0%
Net loss	(13,353,820)	(6,521,000)	(6,832,820)	(104.8)%
Deemed dividend attributable to preferred stock	(995,000)	—	(995,000)	N/A
Net loss attributable to common shareholders	$(14,348,820)	$(6,521,000)	$(7,827,820)	(120.0)%

Revenue

Product revenue

Our product revenue of $1,510,813 for the six months ended June 30, 2018 reflects revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and botanical extract.  Product revenues of $135,989 and related cost of revenue of $40,907 for the six months ended June 30, 2017 only includes the sale of our branded animal products as the merger with Napo was effective July 31, 2017.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $1,437,439 and $0 in the six months ended June 30, 2018 and 2017, respectively due to the Napo merger which was effective July 31, 2018.

Animal

We recognized Neonorm revenues of $73,734 and $105,989 for the six months ended June 30, 2018 and 2017, respectively. Botanical Extract revenues were $0 and $30,000 in the six months ended June 30, 2018 and 2017. The decrease was due to a reduced focus on the animal health part of the business.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $177,389 and $1,582,942 in collaboration revenue in the six months ended June 30, 2018 and 2017, respectively. Elanco terminated the arrangement effective January 30, 2018 and all remaining deferred revenue was recognized at that time.

Cost of Revenue

The following table presents the components of cost of revenue for the six months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Variance	Variance %
Cost of Revenue
Material cost	$476,156	$40,907	$435,249	1,064.0%
Direct labor	265,703	—	265,703	N/A
Distribution fees	163,118	—	163,118	N/A
Royalties	43,223	—	43,223	N/A
Other	123,985	—	123,985	N/A
Total	$1,072,185	$40,907	$1,031,278	2,521.0%

Cost of revenue increased $1,031,278 from $40,907 in the six months ended June 30, 2017 to $1,072,185 for the same period in 2018.  Napo related cost of revenue for Mytesi was $1,000,097 and $0 in the six months ended June 30, 2018 and 2017 as the merger was effective July 31, 2017.

Research and Development Expense

The following table presents the components of research and development expense for the six months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Variance	Variance %
R&D:
Personnel and related benefits	$1,145,473	$888,077	$257,396	29.0%
Materials expense and tree planting	106,324	63,531	42,793	67.4%
Travel, other expenses	47,096	123,010	(75,914)	(61.7)%
Clinical and contract manufacturing	619,426	436,210	183,216	42.0%
Stock-based compensation	224,749	123,972	100,777	81.3%
Other	219,684	547,443	(327,759)	(59.9)%
Total	$2,362,752	$2,182,243	$180,509	8.3%

Research and development expense increased $180,509 from $2,182,243 from the six months ended June 30, 2017 to $2,362,752 for the same period in 2018 due primarily to:

•                  Personnel and related benefits increased $257,396 from $888,077 in the six months ended June 30, 2017 to $1,145,473 in the same period in 2018 due to $719,000 of Napo personnel expenses in 2018 net of $510,000 of employee leasing charges in the period. The remainder of the difference is due to changes in headcount personnel and related salaries quarter over quarter.

•                  Clinical and contract manufacturing expense increased $183,216 from $436,210 in the six months ended June 30, 2017 to $619,426 in the same period in 2018 primarily due to an increase in contract manufacturing costs due to the completion of SP-303 API manufacturing readiness work, for costs associated with the implementation and maintenance of serialization, and for costs for in-process Mytesi drug product readiness work in 2018.  Clinical trial work decreased due to the temporary termination of canalevia studies.

•                  Stock-based compensation increased $100,777 from $123,972 in the six months ended June 30, 2017 to $224,749 in the same period in 2018 primarily due to an increase in the number of option grants and outstanding options six months over six months.

•                  Other expenses, consisting primarily of consulting, formulation and regulatory fees, decreased $327,759 from $547,443 in the six months ended June 30, 2017 to $219,684 in the same period in 2018. Consulting expenses decreased due to a decrease in clinical trial consultants consistent with the temporary termination of clinical trials and a decrease in R&D testing consultant work, net of an increase in Napo consulting expense.  Formulation expenses were relatively constant in the comparative periods. Regulatory expenses decreased due to Napo receiving a waiver of fee payment from the FDA.

We plan to increase our research and development expense as we continue developing our drug candidates. Our research and development expenses include $1,158,078 of Napo research and development expenses for the six month period ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

We continued to increase our level of support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in spend of $42,793 from $63,531 in the six months ended June 30, 2017 to $106,324 in the same period in 2018. We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the six months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Variance	Variance %
S&M:
Personnel and related benefits	$1,684,098	$130,436	$1,553,662	1,191.1%
Stock-based compensation	20,552	15,369	5,183	33.7%
Direct Marketing Fees	2,201,051	59,208	2,141,843	3,617.5%
Other	496,751	75,130	421,621	561.2%
Total	$4,402,452	$280,143	$4,122,309	1,471.5%

Sales and marketing expense increased $4,122,309 from $280,143 in the six months ended June 30, 2017 to $4,402,452 in the same period in 2018 due primarily to:

•                  Personnel and related benefits increased $1,553,662 from $130,436 in the six months ended June 30, 2017 to $1,684,098 in the same period in 2018 due to $1,646,000 in salary and related benefits for our Napo subsidiary employees in the six months ended June 30, 2018, net of $46,000 in employee leasing in the six months ended June 30, 2017.  The remainder of the difference is due to changes in headcount personnel and related salaries quarter over quarter.

•                  Direct marketing and sales expense increased $2,141,843 from $59,208 in the six months ended June 30, 2017 to $2,201,051 for the same period in 2018 due to an increase $2,184,000 in marketing programs to promote the Napo Mytesi product.

•                  Other expenses, consisted primarily of travel expense, consulting expense and office supplies expense, which collectively increased $421,621 from $75,130 in the six months ended June 30, 2017 to $496,751 in the same period in 2018 due primarily to an increase in travel, consulting and office supplies expenses of $457,000.

In addition to the significant changes noted above:

•                  Stock based compensation expense increased $5,183 from $15,369 in the six months ended June 30, 2017 to $20,552 in the same period in 2018 due to an increase in the volume of new options granted to new and existing employees.

We plan to expand sales and marketing spend to promote our Mytesi products. Sales and marketing expenses include $4,287,382 in Napo sales and marketing expenses for the three months ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

General and Administrative Expense

The following table presents the components of general and administrative expense for the six months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2018	2017	Variance	Variance %
G&A:
Personnel and related benefits	$878,758	$786,163	$92,595	11.8%
Accounting fees	355,386	336,651	18,735	5.6%
Third-party consulting fees and Napo service fees	837,113	1,007,779	(170,666)	(16.9)%
Legal fees	1,386,192	2,004,492	(618,300)	(30.8)%
Travel	153,132	105,669	47,463	44.9%
Stock-based compensation	491,396	304,829	186,567	61.2%
Rent and lease expense	198,757	156,999	41,758	26.6%
Public company expenses	386,431	335,546	50,885	15.2%
Other	1,370,983	403,365	967,618	239.9%
Total	$6,058,148	$5,441,493	$616,655	11.3%

General and administrative expenses increased $616,655 from $5,441,493 in the six months ended June 30, 2017 to $6,058,148 for the same period in 2018 due primarily to an increases in intangible asset amortization, consulting expense and stock-based compensation expense:

•                  Other general and administrative expenses increased $967,618 from $403,365 in the six months ended June 30, 2017 to $1,370,983 in the same period in 2018.  The increase was primarily driven by intangible asset amortization of $843,000 from $0 in the six months ended June 30, 2017 to $843,000 in the same period in 2018, These intangible assets were derived as part of the July 2017 merger with Napo.

•                  Consulting fees decreased $170,666 from $1,007,779 in the six months ended June 30, 2017 to $837,113 in the same period in 2018.  The decrease is comprised of a $664,000 decrease in finance consulting services, net of an increase of $65,000 in human resources consulting services and $428,000 of Napo consulting fees.

•                  Stock-based compensation expense increased $186,567 from $304,829 in the six months ended June 30, 2017 to $491,396 in the same period in 2018 due to a significant increase in the volume of option grants to new and existing employees.

•                  Legal fees decreased $618,300 from $2,004,492 in the six months ended June 30, 2017 to $1,386,192 in the same period in 2018 due to a reduction in merger related legal fees period over period.

In addition to the significant changes noted above:

•                  Personnel and related benefits increased $92,595 from $786,163 in the six months ended June 30, 2017 to $878,758 in the same period in 2018 due to changes in headcount personnel and related salaries quarter over quarter.

•                  Accounting fees increased $18,735 from $336,651 in the six months ended June 30, 2017 to $355,386 in the same period in 2018 due primarily to greater complexity of accounting issues in the first quarter of 2018.

•                  Travel expenses increased $47,463 from $105,669 in the six months ended June 30, 2017 to $153,132 in the same period in 2018 due to $30,000 in Napo related travel in 2018 and the remainder due to an increase in travel for general business and fund-raising purposes.

•                  Rent and lease expense increased $41,758 from $156,999 in the six months ended June 30, 2017 to $198,757 in the same period in 2018 due primarily to $64,000 in leased rent charged to Napo (pre-merger) in 2017, offset by $24,000 in company apartment rent in 2017 versus $0 in 2018.

•                  Public company expenses increased $50,885 from $335,546 in the six months ended June 30, 2017 to $386,431in the same period in 2018 due primarily to an increase of $41,000 in investor relations and $69,000 in investor services expenses period over period due to the issuance of more press releases and increased stock transfer agent services, net of a decrease of $71,000 in printer fees due to fewer filings period over period.

We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. General and administrative expenses include $2,193,210 in Napo general and administrative expenses for the six month period ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2018 and 2017 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Variance	Variance %

Product revenue	$883,846	$61,445	$822,401	1,338.4%
Collaboration revenue	—	835,076	(835,076)	(100.0)%
Total revenue	883,846	896,521	(12,675)	(1.4)%
Operating Expenses
Cost of revenue	608,024	24,762	583,262	2,355.5%
Research and development expense	1,604,886	926,791	678,095	73.2%
Sales and marketing expense	2,690,262	157,231	2,533,031	1611.0%
General and administrative expense	3,059,748	2,137,990	921,758	43.1%
Total operating expenses	7,962,920	3,246,774	4,716,146	145.3%
Loss from operations	(7,079,074)	(2,350,253)	(4,728,821)	(201.2)%
Interest expense, net	(711,802)	(156,129)	(555,673)	(355.9)%
Other income	15,204	—	15,204	N/A
Change in fair value of warrants and conversion option liability	118,489	700,740	(582,251)	(83.1)%
Net loss	(7,657,183)	(1,805,642)	(5,851,541)	(324.1)%
Deemed dividend attributable to preferred stock	—	—	—	—
Net loss attributable to common shareholders	$(7,657,183)	$(1,805,642)	$(5,851,541)	(324.1)%

Revenue

Product revenue

Our product revenue of $883,846 for the three months ended June 30, 2018 reflects revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and botanical extract.  Product revenues of $61,445 and related cost of revenue of $24,762 for the three months ended June 30, 2017 only includes the sale of our branded animal products as the merger with Napo which became effective July 31, 2017.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Revenues from the sale of  Mytesi were $854,170 and $0 in the three months ended June 30, 2018 and 2017, respectively, due to the Napo merger which was effective July 31, 2018.

Animal

We recognized Neonorm revenues of $29,676 and $61,445 for the three months ended June 30, 2018 and 2017, respectively. The decrease was due to a reduced focus on the animal health part of the business.

Collaboration Revenue

On January 27, 2017, we entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia, the Company’s drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. Under the terms of the agreement, we received an initial upfront payment of $2,548,689, inclusive of reimbursement of past product and development expenses of $1,048,689, which was recognized as revenue ratably over the estimated development period of one year resulting in $0 and $835,076 in collaboration revenue in the three months ended June 30, 2018 and 2017, respectively. Elanco terminated the arrangement effective January 30, 2018.

Cost of Revenue

The following table presents the components of cost of revenue for the three months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Variance	Variance %
Cost of Revenue
Material cost	$246,885	$24,762	$222,123	897.0%
Direct labor	114,688	—	114,688	N/A
Distribution fees	94,168	—	94,168	N/A
Royalties	31,727	—	31,727	N/A
Other	120,556	—	120,556	N/A
Total	$608,024	$24,762	$583,262	2,355.5%

Cost of revenue increased $583,262 from $24,762 in the three months ended June 30, 2017 to $608,024 for the same period in 2018.  Napo related cost of revenue related to Mytesi was $598,316 and $0 in the three months ended June 30, 2018 and 2017 as the merger was effective July 31, 2017.

Research and Development Expense

The following table presents the components of research and development expense for the three months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Variance	Variance %
R&D:
Personnel and related benefits	$559,340	$427,458	$131,882	30.9%
Materials expense and tree planting	44,315	25,430	18,885	74.3%
Travel, other expenses	26,602	50,440	(23,838)	(47.3)%
Clinical and contract manufacturing	593,956	140,706	453,250	322.1%
Stock-based compensation	145,035	58,173	86,862	149.3%
Other	235,638	224,584	11,054	4.9%
Total	$1,604,886	$926,791	$678,095	73.2%

Research and development expense increased $678,095 from $926,791 from the three months ended June 30, 2017 to $1,604,886 for the same period in 2018 due primarily to:

•                  Personnel and related benefits increased $131,882 from $427,458 in the three months ended June 30, 2017 to $559,340 in the same period in 2018 due to $371,000 of Napo personnel expenses in 2018 net of $231,000 of employee leasing charges in the period.

•                  Clinical and contract manufacturing expense increased $453,250 from $140,706 in the three months ended June 30, 2017 to $593,956 in the same period in 2018 primarily due to an increase in contract manufacturing costs due to the completion of SP-303 API manufacturing readiness work, for costs associated with the implementation and maintenance of serialization, and for costs for in-process Mytesi drug product readiness work in 2018.  Clinical trial work decreased due to the temporary termination of canalevia studies.

•                  Stock-based compensation increased $86,862 from $58,173 in the three months ended June 30, 2017 to $145,035 in the same period in 2018 primarily due to an increase in the number of option grants and outstanding options quarter over quarter.

•                  Other expenses, consisting primarily of consulting, formulation and regulatory fees, increased $11,054 from $224,584 in the three months ended June 30, 2017 to $235,638 in the same period in 2018. Consulting, formulation and regulatory expenses were constant in the comparative periods, e period in 2018 in the three months ended June 30, 2017 to $55,000 for the same period in 2018.

We plan to increase our research and development expense as we continue developing our drug candidates. Our research and development expenses include $844,838 of Napo research and development expenses for the three month period ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

We continued to increase our level of support for the reforestation of croton lechleri trees in South America, which is reflected in an increase in spend of $18,885 from $25,430 in the three months ended June 30, 2017 to $44,315 in the same period in 2018. We value and take to heart the responsibility to replenish trees consumed in order to extract the raw material to manufacture our primary commercial product and the drug product for use in clinical trials.

Sales and Marketing Expense

The following table presents the components of sales and marketing expense for the three months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Variance	Variance %
S&M:
Personnel and related benefits	$1,052,234	$65,546	$986,688	1,505.3%
Stock-based compensation	18,167	7, 711	10 ,456	135.6%
Direct Marketing Fees	1,168,973	29,332	1,139,641	3,885.3%
Other	450,888	54,642	396,246	725.2%
Total	$2,690,262	$157,231	$2,533,031	1,611.0%

Sales and marketing expense increased $2,533,031 from $157,231 in the three months ended June 30, 2017 to $2,690,262 in the same period in 2018 due primarily to:

•                  Personnel and related benefits increased $986,688 from $65,546 in the three months ended June 30, 2017 to $1,052,234 in the same period in 2018 due to $1,033,000 in salary and related benefits for our Napo subsidiary employees in the three months ended June 30, 2018.

•                  Direct marketing and sales expense increased $1,139,641 from $29,332 in the three months ended June 30, 2017 to $1,168,973 for the same period in 2018 due to an increase $1,158,000 in marketing programs to promote the Napo Mytesi product.

•                  Other expenses, consisted primarily of travel expense, consulting expense and royalty expense, which collectively increased $376,000 from $50,000 in the three months ended June 30, 2017 to $426,000 in the same period in 2018 due primarily to Napo travel, consulting and office supplies expenses of $434,000.

In addition to the significant changes noted above:

•                  Stock based compensation expense increased $10,456 from $7,711 in the three months ended June 30, 2017 to $18,167 in the same period in 2018 due to an increase in the volume of new options granted to new and existing employees.

We plan to expand sales and marketing spend to promote our Mytesi products. Sales and marketing expenses include $2,628,495 in Napo sales and marketing expenses for the three months ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

General and Administrative Expense

The following table presents the components of general and administrative expense for the three months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
	2018	2017	Variance	Variance %
G&A:
Personnel and related benefits	$472,715	$404,051	$68,664	17.0%
Accounting fees	105,780	159,473	(53,693)	(33.7)%
Third-party consulting fees and Napo service fees	439,296	63,518	375,778	591.6%
Legal fees	656,622	803,277	(146,655)	(18.3)%
Travel	78,878	38,288	40,590	106.0%
Stock-based compensation	301,252	150,250	151,002	100.5%
Rent and lease expense	97,928	78,012	19,916	25.5%
Public company expenses	188,903	256,122	(67,219)	(26.2)%
Other	718,374	184,999	533,375	288.3%
Total	$3,059,748	$2,137,990	$921,758	43.1%

General and administrative expenses increased $921,758 from $2,137,990 in the three months ended June 30, 2017 to $3,059,748 for the same period in 2018 due primarily to an increases in intangible asset amortization, consulting expense and stock-based compensation expense:

•                  Other general and administrative expenses increased $533,375 from $184,999 in the three months ended June 30, 2017 to $718,374 in the same period in 2018.  The increase was primarily driven by intangible asset amortization of $422,000 from $0 in the three months ended June 30, 2017 to $422,000 in the same period in 2018, These intangible assets were derived as part of the July 2017 merger with Napo.

•                  We incurred an increase in consulting fees of $375,778 from $63,518 in the three months ended June 30, 2017 to $439,296 in the same period in 2018.  Of the increase, $194,000 is Napo related, $139,000 is an increase in finance consulting services, and $43,000 is for human resources consulting services.

•                  Stock-based compensation expense increased $151,002 from $150,250 in the three months ended June 30, 2017 to $301,252 in the same period in 2018 due to a significant increase in the volume of option grants to new and existing employees.

In addition to the significant changes noted above:

•                  Personnel and related benefits increased $68,664 from $404,051 in the three months ended June 30, 2017 to $472,715 in the same period in 2018 due to changes in headcount personnel and related salaries quarter over quarter.

•                  Accounting fees decreased $53,693 from $159,473 in the three months ended June 30, 2017 to $105,780 in the same period in 2018 due primarily to a reduced complexity of accounting issues in the current quarter.

•                  Legal fees decreased $146,655 from $803,277 in the three months ended June 30, 2017 to $656,622 in the same period in 2018 due to a reduction in merger related legal fees quarter over quarter.

•                  Travel expenses increased $40,590 from $38,288 in the three months ended June 30, 2017 to $78,878 in the same period in 2018 due to $14,000 in Napo related travel in 2018 and the remainder due to an increase in travel for general business and fund-raising purposes.

•                  Rent and lease expense increased $19,916 from $78,012 in the three months ended June 30, 2017 to $97,928 in the same period in 2018 due primarily to $32,000 in leased rent charged to Napo (pre-merger) in 2017, offset by $12,000 in company apartment rent in 2017 versus $0 in 2018.

•                  Public company expenses decreased $67,219 from $256,122 in the three months ended June 30, 2017 to $188,903 in the same period in 2018 due primarily to a decrease of $109,000 in printer fees, net of an increase of $37,000 in investor services expenses quarter over quarter.

We expect to incur additional general and administrative expense as a result of operating as a public company and as we grow our business, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. General and administrative expenses include $886,692 in Napo general and administrative expenses for the three month period ended June 30, 2018 compared to $0 in the same period in 2017 as the merger with Napo occurred on July 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

We had an accumulated deficit of $75,758,542 as a result of incurring net losses since our inception primarily because we have not generated enough revenue to cover costs and expenses to date. Our net loss was $13,353,820 for the six months ended June 30, 2018. We expect to continue to incur additional losses through the end of fiscal year 2018 and into future years due to expected significant expenses for toxicology, safety and efficacy clinical trials of our products and product candidates, for establishing contract manufacturing capabilities, and for the commercialization of one or more of our product candidates, if approved.

We had cash of $2,411,473 as of June 30, 2018. We do not believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the next 12 months. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Form 10-K for the years ended December 31, 2017 and 2016 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have funded our operations primarily through the issuance of equity securities, short-term convertible promissory notes, and long-term debt, in addition to sales of our commercial products.  Our funding activities in the first six months of 2018 follow:

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

We expect our expenditures will continue to increase as we continue our efforts to develop animal health products, expand our commercially available Neonorm product and continue development of our pipeline in the near term. We do not believe our current capital is sufficient to fund our operating plan through June 2019. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the financial statements.

Cash Flows for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table shows a summary of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,	June 30,
	2018	2017

Total cash used in operations	$(15,018,512)	$(1,466,211)
Total cash used in investing activities	(6,527)	—
Total cash provided by financing activities	16,676,646	2,764,787
	$1,651,607	$1,298,576

Cash Used in Operating Activities

During the six months ended June 30, 2018, cash used in operating activities of $15,018,512 resulted from our net loss of $13.4 million, adjusted by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $818,000, stock-based compensation of $737,000, the extinguishment of the conversion option liability of $286,000, the reduction in the fair value of warrant liability of $145,000, common stock issued in exchange for services rendered of $6,000, depreciation and amortization expenses of $659,000, interest paid on the conversion of debt to equity of $60,000, and gain on revaluation of derivative liability of $3,000, net of changes in operating assets and liabilities of $3.8 million.

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

Cash Used In Investing Activities

During the six months ended June 30, 2018, cash used in investing activities of $6,527 consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities of $16,676,646 primarily consisted of  $1.3 million and $750,000 received in separate PIPE financings, $14.0 million in net proceeds from the Sagard financing, including $5.0 million in net proceeds received from the issuance of common stock and $9.0 million in net proceeds received from the issuance of convertible preferred stock, and $2.3 million received in the issuance of non-convertible debt, offset by $1.7 million in principal payments of our long-term debt.

During the six months ended June 30, 2017, cash provided by financing activities of $2,764,787 primarily consisted of $2.0 million in net proceeds received in the CSPA, $47,000 in net proceeds received in a PIPE financing, $1.7 million received in the issuance of convertible debt, offset by $992,000 in principal payments on our long-term debt.

Debt and Warrants

Convertible Notes

Convertible notes at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
February 2015 convertible notes payable	$—	$150,000
June 2017 convertible note payable	703,586	1,613,089
Napo convertible notes	10,768,163	12,153,389
	$11,471,749	$13,916,478
Less: unamortized debt discount and debt issuance costs	(43,564)	(261,826)
Net convertible notes payable obligation	$11,428,185	$13,654,652

Convertible notes payable – non-current	$10,768,163	$10,982,437
Convertible notes payable - current	$660,022	$2,672,215

Interest expense on the convertible notes for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
February 2015 convertible note nominal interest	$(2,958)	$4,438	$1,480	$4,438
June 2017 convertible note nominal interest	14,465	—	33,329	—
June 2017 convertible note accretion of debt discount	119,338	—	238,261	—
Napo convertible note nominal interest	145,303	—	251,194	—
Total interest expense on convertible debt	$276,148	$4,438	$524,264	$4,438

Interest expense is classified as such in the statements of operations.

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

June 2017 Convertible Note

On June 29, 2017, we issued a secured convertible promisorry note to Chicago Venture Partners, L.P. (“CVP”)  in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender’s legal fees for net cash proceeds of $1,700,000. Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full. All principal and interest on the debt is due in full on August 2, 2018. Effective August 13, 2018, we entered into an acknowledgement agreement with CVP extending the maturity date to August 26, 2019.

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

We computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and is included as a derivative liability on the balance sheet. The derviatives were revalued at December 31, 2017 using the same Model resulting in a combined fair value of $11,000. The derviatives were revalued again at June 30, 2018 using the same Model resulting in a combined fair value of $8,000. The resulting $3,000 gain is included in other income and expense in the statements of operations.

The balance of the note payable of $660,022, consisting of the $2,155,000 face value of the note less note discounts and debt issuance costs of $509,000, less the $20,000 derivative liability, less principal payments of $1,451,454, plus the accretion of the debt discount and debt issuance costs of $485,476, is included in convertible notes payable on the balance sheet.

Napo Convertible Notes

March 2017 Convertible Notes

In March 2017, our Napo subsidiary entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The notes bear interest at 3% and mature on December 1, 2017. The Company assumed the notes at fair value of $1,312,500 as part of the merger with Napo.

First Amendment to Note Purchase Agreement and Notes

In December 2017, our Napo subsidiary amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $0.56 per share to $0.20 per share. We also issued 2,492,084 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes was $1,170,950. This amendment resulted in our treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The conversion option in the notes was bifurcated and accounted as a conversion option liability at its fair value as further disclosed in Note 4.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, our Napo subsidiary amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018.  In addition, we also issued 3,783,444 shares of common stock to the purchasers as repayment of the remaining $435,950 aggregate principal amount and $18,063 in accrued and unpaid interest thereon. On March 23, 2018, we paid off the remaining $735,000 of principal and $20,699 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $0.21 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statements of operations.

December 2016 Convertible Notes

In December 2016, our Napo subsidiary entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of  $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $0.925 per share. We assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The $1,035,661 difference between the fair value of the notes and the principal balance is being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019 or $178,562 and is recorded as a contra interest expense in the statements of operations. Interest expense is paid every six months through the issuance of common stock. On March 16, 2018, $534,775 of interest accrued through January 31, 2018 and $169,950 of certain legal expenses were paid through the issuance of 4,285,423 shares of our common stock.  At June 30, 2018 and December 31, 2017, the unamortized balance of the convertible note payable is $10,768,163 and $10,982,438 which are included in Convertible Long-term Debt on the balance sheet.

Long-term Debt

As of June 30, 2018 and December 31, 2017, the net Jaguar long-term debt obligation was as follows:

	June 30,	December 31,
	2018	2017
Debt and unpaid accrued end-of-term payment	$—	$1,636,639
Unamortized note discount	—	(6,615)
Unamortized debt issuance costs	—	(20,780)
Net debt obligation	$—	$1,609,244

Current portion of long-term debt	$—	$1,609,244
Long-term debt, net of discount	—	—
Total	$—	$1,609,244

Interest expense on the Jaguar long-term debt for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Nominal interest	$—	$67,273	$19,344	$146,134
Accretion of debt discount	—	9,961	20,779	21,639
Accretion of end-of-term payment	—	41,505	52,561	90,160
Accretion of debt issuance costs	—	31,085	6,616	67,524
Total interest expense on convertible debt	$—	$149,824	$99,300	$325,457

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

On July 7, 2017, we entered into the third amendment to the Loan Agreement upon which we paid $1.0 million of the outstanding loan balance, and the lender waived the prepayment charge associated with such prepayment. The Third Amendment modified the repayment schedule providing a three-month period of interest only payments for the period from August 2017 through October 2017.

On March 23, 2018, we paid off the remaining $689,345 of principal, $4,471 of interest, and the end-of-term payment of $600,000 in cash with proceeds from the March 23, 2018 equity financing.

Notes Payable

As of June 30, 2018 and December 31, 2017, the net Jaguar short-term notes payable was as follows:

	Notes Payable
	June 30,	December 31,
	2018	2017
December 2017 note payable	$1,587,500	$1,587,500
February 2018 note payable	2,240,909	—
March 2018 note payable	1,090,341	—
	4,918,750	1,587,500
Less: unamortized net discount and debt issuance costs	(928,646)	(446,347)
Net convertible notes payable obligation	$3,990,104	$1,141,153

Interest expense on the Jaguar short-term notes payable for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Nominal interest	$101,650	$—	$151,309	$—
Accretion of debt discount	334,004	—	538,951	—
Total interest expense on convertible debt	$435,654	$—	$690,260	$—

On December 8, 2017, we entered into a securities purchase agreement with CVP  pursuant to which we issued a promissory note in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. We will use the proceeds for general corporate purposes. The Note bears interest at the rate of 8% per annum and matures on September 8, 2018.  The balance of the note payable as of June 30, 2018 of $1,463,536 consists of the $1,587,500 face value of the note less note discounts and debt issuance costs of $487,500, plus the accretion of the debt discount and debt issuance costs of $363,536, is included in notes payable in the current liabilities section of the balance sheet. Effective August 13, 2018, we entered into an acknowledgement agreement with CVP extending the maturity date to August 26, 2019.

On February 26, 2018, we entered into a securities purchase agreement with CVP, pursuant to which we issued a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000. The Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  We will use the proceeds for general corporate purposes and working capital. The Note bears interest at the rate of 8% per annum and matures on (i) August 26, 2019 if we have raised at least $12 million in equity after the issuance date of the Note (the “Redemption Start Condition”) and on or before April 1, 2018 or (ii) November 26, 2018 if the Redemption Start Condition is not satisfied on or before April 1, 2018. The balance of the note payable as of June 30, 2018 of $1,713,718 consisting of the $2,240,909 face value of the note less note discounts and debt issuance costs of $680,909, plus the accretion of the debt discount and debt issuance costs of $153,718, is included in notes payable in the current liabilities section of the balance.

On March 21, 2018, we entered into a securities purchase agreement with CVP, pursuant to which we issued a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000. The Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses.  We will use the proceeds to fully repay certain prior secured and unsecured indebtedness. The Note bears interest at the rate of 8% per annum and matures on September 21, 2019. The balance of the note payable as of June 30, 2018 of $812,850 consisting of the $1,090,341 face value of the note less note discounts and debt issuance costs of $340,341, plus the accretion of the debt discount and debt issuance costs of $62,850, is included in notes payable in the current liabilities section of the balance sheet.

Since the Redemption Start Condition (i.e., we have raised at least $12 million in equity after the issuance date of the Note) was satisfied by April 1, 2018 as a result of the consummation of the Preferred Stock Offering and Common Stock Offering, the Company and CVP agreed to amend the Notes issued to CVP on June 29, 2017, December 8, 2017 and February 26, to limit the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate redemption amount for the Notes collectively.

Warrants

Our warrant activity is summarized as follows for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
	(in shares)
Beginning balance	321,314	397,904
Warrants granted	—	106,376
Warrants exercised	—	(60,553)
Warrants expired	(50,553)	(122,413)
Ending balance	270,761	321,314

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all active contracts as of the adoption date.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 yielded similar results to the method utilized immediately prior to adoption.  Accordingly, there was no effect to each financial statement line item as a result of applying the new revenue standard.

Practical Expedients, Elections, and Exemptions

We recognize revenue in accordance with the core principal of ASC 606 or when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services.

We used a practical expedient available under ASC 606-10-65-1(f)4 that permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

We also used a practical expedient available under ASC 606-10-32-18 that permits us not to adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

We have elected to treat shipping and handling activities as fulfillment costs.

Additionally, we have elected to record revenue net of sales and other similar taxes.

Contracts

Our Napo subsidiary entered into a Marketing and Distribution Agreement (“M&D Agreement”) with BexR Logistix, LLC (“BexR” or “Mission Pharmacal” or “Mission”),  in April 2016 to appoint BexR as its distributor with the right to market and sell, and the exclusive right to distribute Mytesi (formerly Fulyzaq) in US.  The term of the M&D Agreement is 4 years. The M&D Agreement will renew automatically for successive one year terms unless either party provides a written notice of termination not less than 90 days prior to the expiration of the initial or subsequent terms. Napo retains control of Mytesi held at Mission.

Napo sells Mytesi through Mission, who then sells Mytesi to its distributors and wholesalers — McKesson, Cardinal Health, AmerisourceBergen Drug Corporation (“ABC”), HD Smith, Smith Drug and Publix (together “Distributors”). Mission sells  Mytesi to their Distributors, on behalf of Napo, under agreements executed by Mission with these Distributors and Napo abides by the terms and conditions of sales agreed to between Mission and their Distributors. Health care providers order Mytesi through pharmacies who obtain  Mytesi through Mission’s Distributors. Napo considers Mission as the sales agent and the Distributors of Mission as its customers.

Mission’s Distributors are our customers with respect to purchase of Mytesi. The M&D Agreement with Mission, Mission’s agreement with the Distributors and the related purchase order will together meet the contract existence criteria under ASC 606-10-25-1.

Our Neonorm and Botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, we entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company’s products in the United States, Japan, and China.  The distribution agreements and the related purchase order together meet the contract existence criteria under ASC 606-10-25-1.  Jaguar sells directly to its customers without the use of an agent.

Performance obligations

For the products sold by each of Napo and Jaguar, the single performance obligation identified above is our promise to transfer our Mytesi product to Distributors based on specified payment and shipping terms in the arrangement.  Product warranties are assurance type warranties that does not represent a performance obligation.

Transaction price

For both Jaguar and our Napo subsidiary, the transaction price is the amount of consideration to which we expect to collect in exchange for transferring promised goods or services to a customer.  The transaction price of Mytesi and Neonorm is the Wholesaler Aquisition Cost (“WAC”), net of discounts, returns, and price adjustments. The transaction price of the products represents a form of variable consideration for which we use the expected value method to calculate the expected consideration we are entitled to.  Historical results and management experience in estimating returns and discounts allows us to overcome the variable consideration constraints in its calculation of the expected consideration.

Allocate transaction price

For both Jaguar and our Napo subsidiary, the entire transaction price is allocated to the single performance obligaton contained in each contract.

Point in time recognition

For both Jaguar and our Napo subsidiary, a single performance obligation is satisfied at a point in time, upon the FOB terms of each contract when control, including title and all risks, has transferred to the customer.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested for impairment on an annual basis and in-between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit’s book value to its estimated fair market value. We perform annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this accounting standard on our financial position, results of operation or cash flows.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings.

On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17-cv-04102, by Tony Plant (the “Plaintiff”) on behalf of shareholders of the Company who held shares on June 30, 2017 and were entitled to vote at the 2017 Special Shareholders Meeting, against the Company and certain individuals who were directors as of the date of the vote (collectively, the “Defendants”), in a matter captioned Tony Plant v. Jaguar Animal Health, Inc., et al., making claims arising under Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9, 17 C.F.R. § 240.14a-9, promulgated thereunder by the SEC. The claims allege false and misleading information provided to investors in the Joint Proxy Statement/Prospectus on Form S-4 (File No. 333-217364) declared effective by the Commission on July 6, 2017 related to the solicitation of votes from shareholders to approve the merger and certain transactions related thereto. The Company accepted service of the complaint and summons on behalf of itself and the United States-based director Defendants on November 1, 2017. The Company has not accepted service on behalf of, and Plaintiff has not yet served, the non-U.S.-based director Defendants. On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion has been granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. If the Plaintiff were able to prove its allegations in this matter and to establish the damages it asserts, then an adverse ruling could have a material impact on the Company. However, the Company disputes the claims asserted in this putative class action case and is vigorously contesting the matter. The Defendants filed a motion to dismiss on March 12, 2018, for which oral arguments were held on June 14, 2018. The court has not yet ruled on the motion. The Company believes that it is not probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of any potential loss is not reasonably estimable.

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

3.2

Certificate of Second Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed June 1, 2018, File No. 001-36714).

3.3

Certificate of Third Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 8-K of Jaguar Health, Inc. filed June 1, 2018, File No. 001-36714).

4.1	Specimen Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed June 1, 2018, File No. 001-36714).
10.1	Offer Letter, dated May 25, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A of Jaguar Health, Inc. filed June 11, 2018, File No. 001-36714).
10.2*†	Co-Promotion Agreement, dated June 28, 2018, by and between Napo Pharmaceuticals, Inc. and RedHill Biopharma, Inc.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†                                         Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018
JAGUAR HEALTH, INC.

	By:	/s/ Karen S. Wright
Karen S. Wright
Chief Financial Officer
Principal Financial and Accounting Officer