Form 10-Q
period 2019-06-30
Jaguar Health, Inc.
filed 2019-08-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 2, 2019 there were 6,062,958 shares of voting common stock, par value $0.0001 per share, outstanding, 40,301,237 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 38,382 shares of voting common stock),  5,524,926 shares of Series A convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 473,565 shares of voting common stock, subject to certain voting restrictions as provided in the Certificate of Designation for the convertible preferred stock), and 8,636 shares of Series B convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 4,318,000 shares of voting common stock, subject to certain voting restrictions as provided in the Certificate of Designation for the convertible preferred stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash	$1,606,627	$2,568,191
Accounts receivable	2,097,213	995,683
Other receivable	92,744	6,118
Inventory	2,393,233	3,342,177
Deferred offering costs	335,768	—
Prepaid expenses and other current assets	822,796	1,237,772
Total current assets	7,348,381	8,149,941
Property and equipment, net	737,317	760,617
Operating lease - right-of-use asset	905,711	—
Intangible assets, net	26,867,222	31,710,556
Other assets	208,316	420,831
Total assets	$36,066,947	$41,041,945

Liabilities, convertible preferred stock and stockholders' equity/(deficit)
Current liabilities:
Accounts payable	$6,390,289	$5,414,260
Accrued liabilities	5,273,615	4,939,441
Warrant liability	5,182,273	220,376
Convertible debt - current, net of discount	—	11,239,170
Operating lease liability - current	425,755	—
Notes payable, net of discount	3,563,068	4,845,575
Total current liabilities	20,835,000	26,658,822
Notes payable long term, net of discount	7,759,642	—
Operating lease liability - long-term	116,328	—
Total liabilities	28,710,970	26,658,822

Commitments and contingencies (See Note 6)

Series A convertible preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 5,524,926 shares issued and outstanding at June 30, 2019 and December 31, 2018; (redemption value and liquidation preference of $12,738,822 and $9,199,002 at June 30, 2019 and December 31, 2018, respectively)	9,000,002	9,000,002

Stockholders' equity/(deficit):
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 1,799,381 and 351,472 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	180	35
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; 40,301,237 shares issued and outstanding at June 30, 2019 and December 31, 2018	4,030	4,030
Additional paid-in capital	117,927,532	99,929,835
Accumulated deficit	(119,575,767)	(94,550,779)
Total stockholders' equity/(Deficit)	(1,644,025)	5,383,121
Total liabilities, convertible preferred stock and stockholders' equity/(deficit)	$36,066,947	$41,041,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product revenue	$1,705,694	$883,846	$3,295,427	$1,510,813
Collaboration revenue	—	—	—	177,389
Total revenue	1,705,694	883,846	3,295,427	1,688,202
Operating expenses
Cost of product revenue	1,260,362	608,024	2,125,305	1,072,185
Research and development	1,697,653	1,604,886	3,119,013	2,362,752
Sales and marketing	2,173,071	2,690,262	3,738,195	4,402,452
General and administrative	3,196,861	3,059,748	6,710,275	6,058,148
Impairment of indefinite-lived intangible assets	4,000,000	—	4,000,000	—
Total operating expenses	12,327,947	7,962,920	19,692,788	13,895,537
Loss from operations	(10,622,253)	(7,079,074)	(16,397,361)	(12,207,335)
Interest expense	(3,656,978)	(711,802)	(4,204,108)	(1,313,824)
Other income, net	14,224	15,204	20,608	312,704
Change in fair value of warrants, derivative liability and conversion option liability	207,088	118,489	161,031	(145,365)
Loss on extinguishment of debt	(2,663,198)	—	(4,605,158)	—
Net loss	(16,721,117)	(7,657,183)	(25,024,988)	(13,353,820)
Deemed dividend attributable to preferred stock	—	(995,000)	—	(995,000)
Net loss attributable to common shareholders	$(16,721,117)	$(8,652,183)	$(25,024,988)	$(14,348,820)
Net loss per share, basic and diluted	$(15.11)	$(53.24)	$(31.22)	$(100.33)
Weighted-average common shares outstanding, basic and diluted	1,106,374	162,506	801,482	143,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

	Series A		Common		Common				Total
	Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance March 31, 2018	5,524,926	$9,000,002	122,602	$12	42,617,893	$4,262	$89,104,730	$(68,101,359)	$21,007,645
Conversion of non-voting common stock to voting common stock	—	—	2,206	—	(2,316,656)	(232)	232	—	—
Issuance of common stock in exchange for redemption of convertible debt	—	—	—	—	—	—	203,408	—	203,408
Fractional common stock shares repurchased	—	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	—	—	464,454	—	464,454
Net loss	—	—	—	—	—	—	—	(7,657,183)	(7,657,183)
Three Months Ended June 30, 2018	5,524,926	$9,000,002	124,808	$12	40,301,237	$4,030	$89,772,794	$(75,758,542)	$14,018,294

	Series A		Common		Common				Total
	Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance March 31, 2019	5,524,926	$9,000,002	848,785	$85	40,301,237	$4,030	$109,646,413	$(102,854,650)	$6,795,878
Issuance of common stock to Oasis, put exercise	—	—	4,843	—	—	—	99,967	—	99,967
Issuance of common stock in exchange of CVP Notes	—	—	127,904	13	—	—	2,151,037	—	2,151,050
Issuance of common stock in exchange of CVP Exchange Notes	—	—	817,863	82	—	—	5,583,747	—	5,583,829
Fractional common stock shares repurchased	—	—	(14)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	446,368	—	446,368
Net loss	—	—	—	—	—	—	—	(16,721,117)	(16,721,117)
Three Months Ended June 30, 2019	5,524,926	$9,000,002	1,799,381	$180	40,301,237	$4,030	$117,927,532	$(119,575,767)	$(1,644,025)

	Series A		Common		Common				Total
	Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance January 1, 2018	—	$—	59,721	$6	42,617,893	$4,262	$79,661,456	$(62,404,722)	$17,261,002
Issuance of preferred stock and common stock	5,524,926	9,000,002	28,011	3	—	—	4,999,997	—	5,000,000
Beneficial conversion feature of the series A convertible preferred stock	—	(995,000)	—	—	—	—	995,000	—	995,000
Deemed dividend on the series A convertible preferred stock	—	995,000	—	—	—	—	(995,000)	—	(995,000)
Issuance of common stock	—	—	17,075	2	—	—	2,259,280	—	2,259,282
Issuance of common stock in exchange for redemption of convertible debt	—	—	13,665	1	—	—	1,404,012	—	1,404,013
Issuance of common stock in exchange for services	—	—	48	—	—	—	6,425	—	6,425
Issuance of common stock in exchange for payment of interest expense	—	—	4,082	—	—	—	704,725	—	704,725
Conversion of non-voting common stock to voting common stock	—	—	2,206	—	(2,316,656)	(232)	232	—	-
Fractional common stock shares repurchased	—	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	—	—	736,697	—	736,697
Net loss	—	—	—	—	—	—	—	(13,353,820)	(13,353,820)
Six Months Ended June 30, 2018	5,524,926	$9,000,002	124,808	$12	40,301,237	$4,030	$89,772,794	$(75,758,542)	$14,018,294

	Series A		Common		Common				Total
	Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances - January 1, 2019	5,524,926	$9,000,002	351,472	$35	40,301,237	$4,030	$99,929,835	$(94,550,779)	$5,383,121
Issuance of common stock to Oasis, put exercise	—	—	195,319	20	—	—	2,602,876	—	2,602,896
Issuance of common stock, registered offering	—	—	19,019	2	—	—	266,264	—	266,266
Issuance of common stock in exchange of CVP Notes	—	—	395,970	40	—	—	8,224,884	—	8,224,923
Issuance of common stock to Kingdon in lieu of interest	—	—	19,752	2	—	—	446,727	—	446,729
Issuance of common stock in exchange of CVP Exchange Notes	—	—	817,863	81	—	—	5,584,070	—	5,584,152
Fractional common stock shares repurchased	—	—	(14)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	872,876	—	872,876
Net loss	—	—	—	—	—	—	—	(25,024,988)	(25,024,988)
Six Months Ended June 30, 2019	5,524,926	$9,000,002	1,799,381	$180	40,301,237	$4,030	$117,927,532	$(119,575,767)	$(1,644,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(25,024,988)	$(13,353,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	873,142	659,230
Impairment of indefinite-lived intangible assets	4,000,000	—
Interest paid on the conversion of debt to equity	—	59,737
Common stock issued in exchange for services rendered	—	6,425
Loss on extinguishment of debt	4,605,158	—
Amortization of operating lease right-of-use-assets	362,884	—
Stock-based compensation	872,876	736,697
Amortization of debt issuance costs and debt discount	3,879,353	817,927
Change in fair value of warrants, conversion option and derivative liability	(161,031)	(141,230)
Change in fair value of derivative liability	—	(3,000)
Changes in assets and liabilities
Accounts receivable	(1,101,530)	(115,954)
Other receivable	(86,626)	(69,075)
Inventory	948,945	(771,688)
Prepaid expenses and other current assets	247,628	(785,711)
Deferred collaboration revenue	—	(177,389)
Operating lease liabilities	(230,351)	—
Accounts payable	976,027	(2,354,183)
Accrued expenses	1,067,296	473,521
Total cash used in operating activities	(8,771,217)	(15,018,513)
Cash flows from investing activities
Purchase of equipment	(6,508)	(6,527)
Total cash used in investing activities	(6,508)	(6,527)
Cash flows from financing activities
Proceeds from issuance of short-term notes payable	5,050,000	—
Proceeds from issuance of long-term debt	—	2,310,000
Repayment of notes payable	(100,000)	(1,689,200)
Proceeds from issuance of common stock through a stock purchase agreement with a private investor	—	1,305,774
Proceeds from the issuance of common stock in a private investment in public entities with existing investors	—	750,100
Proceeds from the issuance of common stock, March 2018	—	5,000,000
Proceeds from the issuance of convertible preferred stock, March 2018	—	9,000,002
Proceeds from the issuance of common stock, January to April 2019	2,602,895	—
Proceeds from the issuance of common stock, March 2019	266,266	—
Fractional common shares repurchased	—	(30)
Payment of offering costs for July 2019 registered offering	(3,000)	—
Total cash provided by financing activities	7,816,161	16,676,646
Net increase (decrease) in cash	(961,564)	1,651,606
Cash at beginning of period	2,568,191	759,867
Cash at end of period	$1,606,627	$2,411,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Supplemental schedule of non-cash financing and investing activities
Interest paid on long-term debt	$-	$19,344
Common stock issued as redemption of notes payable and related interest	$-	$1,153,408
Common stock issued as redemption of notes payable and related interest	$-	$1,158,738
Deemed dividend attributable to preferred stock	$-	$995,000
Common stock exchanged for CVP Exchange Note 1 and related interest	$5,584,153	$-
Repayment of accrued interest on Kingdon notes payable by issuance of common stock	$446,729	$-
Repayment of CVP Note Payable principal and interest by issuance of common stock	$8,224,924	$-
Issuance of March 2019 letter of credit warrant	$116,297	$
Issuance of warrants with short-term Notes Payable	$5,005,739	$-
Unpaid offering costs for July 2019 registered offering	$332,768	$-

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

Nasdaq Communication and Compliance

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

On June 21, 2019, the Company received a letter from The Nasdaq Stock Market that the Company has regained compliance with Listing Rule 5450(a)(1), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. The notification letter confirmed that the minimum bid price deficiency had been cured and that the Company was in compliance with all applicable listing standards. Nasdaq had previously notified the Company of its non‑compliance with Listing Rule 5450(a)(1) on November 14, 2018, following 30 consecutive business days for which the closing bid price of the Company’s common stock did not meet the $1.00 per share minimum requirement.

Reverse stock-splits

On May 29, 2018, the Company filed the Certificate of Second Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective June 1, 2018. The reverse split has been retrospectively reflected in all voting common stock, warrants, and common stock option shares disclosed in these condensed consolidated financial statements. The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-70 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective June 7, 2019. The reverse split has been retrospectively reflected in all voting common stock, warrants, and common stock option shares disclosed in these condensed consolidated financial statements. The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $119.6 million as of June 30, 2019. The net loss for the six months ended June 30, 2019 was $25.0 million. The Company expects to incur substantial losses in future periods. Further, the Company's future operations are dependent on the success of the Company's ongoing development and commercialization efforts, as well as securing additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to finance its operations and capital funding needs through equity and/or debt financing, collaboration arrangements with other entities, as well as revenue from future product sales. We do not believe our current capital, supplemented by our recent financing of $14.3 million net proceeds, is sufficient to fund our operating plan through one year from August 14, 2019. There can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company's ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Transactions with Oasis Capital

On January 7, 2019, Jaguar entered into a common stock purchase agreement with Oasis Capital, relating to an offering of an aggregate of up to 76,190 shares of common stock via an equity line of credit. Under the terms of the purchase agreement, the Company has the right to "put," or sell, up to 76,190 shares of common stock to Oasis Capital for an amount equal to the product of (i) the number of shares set forth on the applicable put notice (minus the deposit and clearing fees associated with such purchase) and (ii) a fixed price of $52.50 per share or such other price agreed upon between the Company and Oasis Capital. Jaguar had the option to increase the equity line of credit by an additional 114,285 shares of common stock by notifying Oasis Capital at any time after the effective date of the purchase agreement. In March 2019, Jaguar exercised this option. As of March 31, 2019, the Company had sold all of the 76,190 shares of common stock of the equity line and all 114,286 shares of common stock from the option to Oasis Capital.

In March 2019, Jaguar entered into a securities purchase agreement with Oasis Capital pursuant to which Jaguar agreed to issue and sell, in a registered public offering by Jaguar directly to Oasis, an aggregate of 19,019  shares of common stock at an offering price of $14.00 for gross proceeds of approximately $266,266.

On April 1, 2019, the Company entered into another common stock purchase agreement (the “April CSPA”) with Oasis Capital relating to an offering (the “April Equity Line Offering”) of an aggregate of up to 285,714 shares (the “April Purchase Shares”) of the Company’s common stock, all of which are being offered in a primary offering consisting of an equity line of credit. Under the terms of the April CSPA, the Company has the right to “put,” or sell, the April Purchase Shares to Oasis Capital for an amount equal to the product of (i) the number of April Purchase Shares set forth in the applicable put notice (minus the deposit and clearing fees associated with such purchase) and (ii) a fixed price of $19.60 per share or such other price agreed upon between the Company and Oasis Capital. The Company had the option to increase the equity line of credit by an additional 285,714 shares of Common Stock by notifying Oasis Capital at any time after the effective date of the April CSPA.

Effective June 14, 2019, we halted all future offers and sales of our voting common stock, par value $0.0001 per share under the April CSPA and terminated the April CSPA. Between April 1, 2019, the date of the April CSPA, and June 14, 2019, we sold an aggregate of 4,843 shares of Common Stock pursuant to the CSPA for aggregate gross proceeds of approximately $100,000.

Kingdon Debt Refinancing

On May 28, 2019, Jaguar entered into a guaranty and suretyship agreement, pursuant to which it guaranteed payment and performance of all obligations of Napo, arising under and in connection with approximately $10.5 million outstanding aggregate amount of convertible promissory notes issued by Napo pursuant to the Amended and Restated Note Purchase Agreement, dated March 31, 2017, by and between Napo, Kingdon Associates, M. Kingdon Offshore Master Fund L.P., Kingdon Family Partnership, L.P., and Kingdon Credit Master Fund L.P. (collectively, the “Existing Notes”). The Existing Notes bear interest at a rate of 10% per annum and mature on December 31, 2019.

On May 28, 2019, Jaguar and Napo (collectively, the “Borrower”) entered into an exchange agreement with Chicago Venture Partners, L.P. (“CVP”), the holder of the Existing Notes, pursuant to which CVP exchanged the Existing Notes for a secured promissory note in the original principal amount of $10,535,900 (“Exchange Note 1”) and a secured promissory note in the original principal amount of $2,296,926 (“Exchange Note 2” and together with Exchange Note 1, the “Exchange Notes”). The Exchange Notes bear interest at the rate of 10% per annum and mature on December 31, 2020. The outstanding balance of Exchange Note 2 is equal to the exchange fee that Jaguar agreed to pay CVP in consideration of certain accommodations granted to Jaguar and Napo, including but not limited to the extension of the maturity dates of the Existing Notes and the legal and other fees incurred by CVP in connection with the effectuation of the transactions contemplated under the Exchange Agreement. Through June 30, 2019, Jaguar has issued 817,863 shares of Common Stock to CVP in exchange for a reduction of approximately $5.1 million of the Exchange Notes. The shares of Common Stock that were exchanged for portions of the Exchange Notes were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

CVP also entered into security agreements with Jaguar (the “Jaguar Security Agreement”) and Napo (the “Napo Security Agreement”, and together with the Jaguar Security Agreement, the “Security Agreements”), pursuant to which CVP will receive (i) a security interest in substantially all of the Company’s assets as security for the Company’s obligations under Exchange Note 2 and (ii) a security interest in substantially all of Napo’s assets as security for Napo’s obligations under Exchange Note 1 and Exchange Note 2. Notwithstanding the foregoing, (a) the amount owing under Exchange Note 2 will not be considered part of the obligations secured by the Napo Security Agreement until such time as Jaguar receives permission from a third party and (b) the security interest granted under the Jaguar Security Agreement will be automatically terminated and released upon Jaguar’s receipt of a waiver from such third party.

Exchange of CVP Notes for Common Stock

Between January and June 30, 2019, Jaguar entered into exchange agreements with CVP pursuant to which the Company issued 395,970 shares of Common Stock to CVP in exchange for a reduction of $6.4 million in principal and related accrued interest of the CVP Notes (collectively, the June 2017 CVP Note, The December 2017 CVP Note, the February 2018 Note and the March 2018 Note). As of June 30, 2019, all four of the CVP Notes had been entirely extinguished.

2019 Bridge Notes and Warrants

Between March and June 30, 2019, Jaguar entered into securities purchase agreements (“the Bridge Notes”) with selected accredited investors, pursuant to which the Company issued $5.1 million in principal amount of short-term promissory notes to such Investors. As an inducement for entering into the Securities Purchase Agreement, each investor also received warrants exercisable into shares of the Company’s common stock. As of June 30, 2019, the net carrying value of the 2019 Bridge Notes was $3,563,068, or principal of $5,050,000 offset by a discount of $1,486,932.

2019 PoC Capital Note and Integrium Contract

On June 25, 2019, the Company entered into a securities purchase agreement with a California-based investment group, PoC Capital, LLC. pursuant to which we sold a promissory note as part of the Bridge Notes. Refer to Note 1 Organization and Business under Notes and Warrants Issuance about Bridge Notes. The proceeds of $775,000 was received by the Company subsequent to the signing of the agreement. On June 26, 2019, Jaguar and PoC Capital signed an agreement with Integrium, LLC, a clinical research organization, in support of a study to evaluate the effect of Mytesi on the gastrointestinal microbiome in people living with HIV. The study is being funded by the proceeds the Company received from PoC Capital underlying the Bridge Note. In July 2019, the Company paid Integrium $750,000 as a prepayment for their services and expenses starting on July 1, 2019 through April 16, 2020. The contract is comprised of services fees in the amount of $332,033, investigator grants or site expenses for $162,619, pass-through expenses $239,573 and $15,775 of other expenses. The Company will receive monthly progress reports to validate the expenses against the prepayment. We did not record any expenses related to this transaction during the three and six months ended June 30, 2019.

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

There has been a material change to the Company's significant accounting policies during the three months ended June 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended  December 31, 2018. The Company adopted ASC 842 “Leases” and implemented a new policy to account for modifications of preferred stock using the model in ASC 470-50.

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

Deferred Offering Costs

Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. These deferred offering costs are offset against proceeds received upon the closing of the offerings. Deferred costs of $335,768 as of June 30, 2019, include legal, accounting, printer and filing fees associated with the Company's registration issued in July 2019.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits. The carrying value of cash approximates fair value at June 30, 2019 and December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, substantially all of the Company’s revenue has been derived from the sale of Mytesi.  For the three months and six months ended June 30, 2019, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. For the three and six months ended June 30, 2018, the Company earned Mytesi revenue primarily from three pharmaceutical distributors in the United States, each of whom amounted to a percentage of total net revenue of at least 10%. Revenue earned from each as a percentage of total net revenue is as follows:

Consolidated (percentage of total net sales)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer 1	100%	34%	89%	33%
Customer 2	—%	29%	—%	30%
Customer 3	—%	27%	—%	28%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. The Company's significant pharmaceutical distributors and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of		As of
	June 30,		June 30,
	2019		2018
Customer 1	99.6%		*	%
Customer 2	*	%	*	%
Customer 3	*	%	*	%
* Less than 10%

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested for impairment on an annual basis and in between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit's book value to its estimated fair value. The Company performs the annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year. The Company did not record an impairment of goodwill during the three and six months ended June 30, 2019 and 2018.

Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the condensed consolidated balance sheet. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other factors. If current expectations of growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further impairment in the future. Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the three and six months ended June 30, 2019. There were no impairment charges recorded in the three and six months ended June 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

Leases

ASC 842, Leases, requires lessees to recognize right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification on the balance sheet and to provide expanded disclosures about leasing arrangements. The Company adopted ASC 842 effective January 1, 2019 using the optional transition method and did not restate comparative periods. There was no effect on accumulated deficit at adoption.

The Company has elected the package of practical expedients to (i) not reassess whether expired or existing contracts are or contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the accounting for initial direct costs.

The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of January 1, 2019:

	December 31, 2018	Adoption Impact	January 1, 2019
		(unaudited)
Operating lease right-of-use assets	$—	$1,111,214	$1,111,214
Operating leases liabilities, current portion	—	336,647	336,647
Operating leases liabilities, long term	—	394,703	394,703
Deferred rent	379,864	(379,864)	—

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

The Company elected a practical expedient available under ASC 606‑10‑65‑1(f)4 that permits it to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

The Company also elected a practical expedient available under ASC 606‑10‑32‑18 that permits it to not adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

The Company has elected to treat shipping and handling activities as fulfillment costs.

Additionally, the Company elected to record revenue net of sales and other similar taxes.

Contracts

Effective January 16, 2019, Napo Pharmaceuticals, Inc. engaged Cardinal Health as its exclusive third party logistics distribution agent for commercial sales for the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, EDI and system access support (the “Exclusive Distribution Agreement”) .

In addition to the terms and conditions of the Exclusive Distribution Agreement, Cardinal Health’s purchase of products, and assumption of title therein, is set forth in the Title Model Addendum. The Title Model Addendum states that upon receipt of product at the 3PL Facility (Cardinal Health in La Vergne, Tennessee) from the Company,  title and risk of loss for the Mytesi product purchased by Cardinal Health (excluding consigned inventory) shall pass to Cardinal Health, and title and risk of loss for consigned inventory shall remain with the Company until purchased by Cardinal Health in accordance with the Title Model Addendum. Napo Pharmaceuticals, Inc. considers Cardinal Health the Company’s exclusive customer for Mytesi products per the Exclusive Distribution Agreement.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Revenues from the sale of Mytesi were $1,684,732 and $854,170 for the three months ended June 30, 2019 and 2018, respectively. Revenues from the sale of Mytesi were $3,227,853 and $1,437,439 for the six months ended June 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution channel and increased sales presence.

Animal

The Company recognized Neonorm revenues of $20,962 and $29,676 for the three months ended June 30, 2019 and 2018, respectively. Revenues from the sale of Neonorm were $67,574 and $73,374 for the six months ended June 30, 2019 and 2018, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company's drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018. Under the terms of the agreement, the Company received revenue of $0 and $177,389 in the six months ended June 30, 2019 and 2018, respectively. There was no revenue recognized in the three months ended June 30, 2019 and 2018.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement ("License Agreement") with Knight Therapeutics, Inc. ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including Crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism)

in Canada and Israel. In addition, Knight was granted a right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, Jaguar may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues in the three months and six months ended June 30, 2019 and 2018.

Comprehensive Income (Loss)

For all periods presented, the comprehensive income (loss) was equal to the net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Except as described in Note 2 – Basis of Presentation, there have been no other new accounting pronouncements adopted by the Company besides the adoption of ASC 842 “Leases” and implementation of a new policy to account for modifications of preferred stock using the model in ASC 470-50 during the three months and six months ended June 30, 2019, that the Company believes are of significance or potential significance to the Company.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this standard on January 1, 2019, and this standard did not have a material impact on the Company’s financial position, results of operations or disclosures. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. ASU2018-15 permits either a prospective or retrospective transition approach. The Company is currently evaluating ASU2018-15 to determine the impact to its condensed consolidated financial statements and related disclosures. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Condensed Consolidated Financial Statements.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	(unaudited)
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$5,182,273	$5,182,273
Total fair value	$—	$—	$5,182,273	$5,182,273

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$220,376	$220,376
Total fair value	$—	$—	$220,376	$220,376

The change in the estimated fair value of Level 3 liabilities is summarized below:

Six Months Ended
June 30, 2019
Warrant
Liability
(unaudited)
Beginning fair value of Level 3 liability	$220,376
Additions	5,122,928
Extinguishment	—
Change in fair value	(161,031)
Ending fair value of Level 3 liability	$5,182,273

Warrant Liability

The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants, the LOC warrant and the 2019 Bridge Note warrants, which at June 30, 2019 were valued at $1,053,  $52,265,  $150,970, and $4,977,985,  respectively in the Company’s condensed consolidated balance sheet. At December 31, 2018, the warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants, which were valued at $7,388 and $212,988, respectively in the Company’s consolidated balance sheet.

The Series A warrant valuation of $7,388 at December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $16.10, a strike price of $787.50 per share, an expected term of 3.41 years, volatility of 135.63% and a risk-free discount rate of 2.46%. The Series A warrant valuation of $1,053 at June 30, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $4.70, a strike price of $787.50 per share, an expected term of 2.92 years, volatility of 145.60% and a risk-free discount rate of 1.71%. The net change in the fair value of the warrants of $9,941 was recorded as a net loss and $6,335 was recorded as a net gain for the three and six months ended June 30, 2019, respectively, in the change in fair value of warrants, derivative liability and conversion option liability in the condensed statements of operations.

The October 2018 Underwriter Warrants valuation of $212,988 at December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $16.10, a strike price of $52.50 per share, an expected term of 4.76 years, volatility of 135.63% and a risk free discount rate of 2.51%. The October 2018 Underwriter Warrants valuation of $52,265 at June 30, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $4.70, a strike price of $52.50 per share, an expected term of 4.26 years, volatility of 145.60% and a risk-free discount rate of 1.76%. The net change in the fair value of the warrants of $221,753 and $160,723 for the three and six months ended June 30, 2019, respectively, is recorded as a net gain to in the change in fair value of warrants, derivative liability and conversion option liability in the condensed statements of operations

The LOC Warrants were issued on March 29, 2019 with a valuation at issuance and at March 31, 2019 of $116,297, computed using the Black-Scholes-Merton pricing model using a stock price of $19.60, a strike price of $17.50 per share, an expected term of 5.0 years, volatility of 145.72% and a risk-free discount rate of 2.23%. The LOC Warrants valuation of $150,970 at June 30, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $4.70, a strike price of $4.70 per share, an expected term of 4.75 years, volatility of 145.60% and a risk-free discount rate of 1.76%. The net change in the fair value of the warrants of $34,673 for the three and six months ended June 30, 2019 was recorded as a loss in the change in fair value of warrants, derivative liability and conversion option liability in the consolidated statements of operations.

The 2019 Bridge Warrants were issued between March and June 2019, concurrent to the Company entering into Promissory Notes of $5,050,000. The Company issued (i) fourteen Notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven Notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. The exercise price of the warrants is either (i) the price the Company issues common shares in its next public offering subject to a registration statement or (ii) if no such offering is consummated by the four-month maturity date of the Notes, then the exercise price is equal to the closing price of the Company’s common stock on the Notes four-month maturity date. The warrants for all twenty-one Bridge Notes had a collective fair value of $4,977,985 at June 30, 2019, computed using the Black-Scholes-Merton pricing model using a stock price of $4.70, a strike price of $4.70 per share, an expected term of 4.77 years, volatility of 145.60% and a risk-free discount rate of 1.76%.  The warrants for all twenty-one Bridge Notes had a collective issuance date fair value of $5,005,742, computed using the Black-Scholes-Merton pricing model using a range of stock prices between $4.84 and $32.90, a range of strike prices between $4.84 and $32.90 per share, an expected term of 5.0 years, a range of volatilities between 145.60% and 145.72%, and a range of risk-free discount rates between 1.76% and 2.23%. The net change in fair value of the warrants of $27,754 for the three and six months ended June 30, 2019 was recorded as a gain in the change in fair value of warrants, derivative liability and conversion option liability in the consolidated statements of operations.

4. Balance Sheet Components

Goodwill

The change in the carrying amount of goodwill at June 30, 2019 and December 31, 2018 was as follows:

	June 30,
	2019	December 31,
	(unaudited)	2018
Beginning balance	$—	$5,210,821
Impairment	—	(5,210,821)
Ending balance	$—	$—

Intangible assets

Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,
	2019	December 31,
	(unaudited)	2018
Developed technology	$25,000,000	$25,000,000
Accumulated developed technology amortization	(3,194,445)	(2,361,111)
Developed technology, net	21,805,555	22,638,889
In-process research and development	8,800,000	8,800,000
Impairment	(4,000,000)	—
In process research and development, net	4,800,000	8,800,000
Trademarks	300,000	300,000
Accumulated trademark amortization	(38,333)	(28,333)
Trademarks, net	261,667	271,667
Total intangible assets, net	$26,867,222	$31,710,556

In June 2019 the Company determined that In-process research and development was impaired and recorded an impairment loss of $4.0 million in the statements of operations for the three and six months ended June 30, 2019. Amortization expense was $421,667 and $843,334 for the three and six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2019:

Amounts
2019 (remaining)	$871,667
2020	1,743,334
2021	1,743,334
2022	1,736,670
2023	1,666,668
2024	1,666,668
Thereafter	12,638,881
$22,067,222

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

Letter of Credit

To satisfy the letter of credit requirement in the Company’s new office lease agreement, Pacific Capital Management, LLC, one of the Company’s existing shareholders, caused its financial institution to issue a letter of credit in the amount of $475,000 on behalf of the Company, dated August 28, 2018. In consideration of the letter of credit, in August 2018 the Company issued to Capital Management, LLC a warrant to purchase 9,580 shares of the Company’s voting common stock. The warrant is exercisable on or after March 28, 2019 at an exercise price of $49.00 per common share and has a five year term. The $493,688 fair value of the Warrant was classified in stockholders’ equity (see Note 6).

2019 Bridge Notes

Between March 18, 2019 and June 26, 2019 the Company entered into short-term Promissory Note Purchase Agreements with certain accredited investors under which the Company issued (i) fourteen Notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven Notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. Collectively, cash proceeds from the twenty-one Promissory Notes (the “Note”) was $5,050,000. The Notes are not convertible and bear interest at 12% with a maturity date of July 18, 2019, at which date all principal and accrued interest are due (see Note 7).

Three members of the Board of Directors of the Company had entered into short-term Promissory Note Purchase Agreements with the Company: (i) Lisa Conte, the Company’s CEO & President, (ii) James Bochnowski, and (iii) Jonathan Siegel DBA JBS Healthcare Ventures. As of June 30, 2019, Lisa Conte held a Promissory Note of $100,000 and a warrant exercisable into 15,957 shares of the Company’s common stock; James Bochnowski held a Promissory Note of $350,000 and a warrant exercisable into 93,085 shares of the Company’s common stock; and Jonathan Siegel held Promissory Notes of $75,000 and warrants exercisable into 14,628 shares of the Company’s common stock. In addition, Sagard Capital Partners held a Promissory Note of $500,000 and a warrant exercisable into 79,787 shares of the Company’s common stock; and Jonathan Glaser held a held a Promissory Note of $500,000 and a warrant exercisable into 106,383 shares of the Company’s common stock. In July 2019, Mr. Bochnowski, JBG Ventures, and JBS Healthcare exchanged their outstanding principal and related accrued interest for common stock of the Company.

6. Commitments and Contingencies

On August 28, 2018, the Company entered into an office lease extension agreement for approximately 6,311 square feet of office space in San Francisco, CA.   The term of the Lease began on September 1, 2018 and will expire on September 30, 2020, unless earlier terminated in accordance therewith.  The monthly base rent under the Lease is as follows: $38,392 for the first twelve months, $39,544 for the subsequent twelve months, and $40,730 for the final month.  The Company will also pay an additional monthly amount for the Company’s proportionate share of the building’s operating charges. An existing shareholder provided a standby letter of credit in the amount of $475,000 to the Lessor as collateral for the full performance by the Company of all of its obligations under the Lease.  In consideration of the Letter of Credit, the Company issued the existing shareholder a five-year warrant to purchase 9,580 shares of the Company’s voting common stock (see Note 5).  The Warrant is exercisable on or after March 28, 2019 at an exercise price of $49.00 per share.  The fair value of the warrant was determined to be $493,688 using the Black-Scholes-Merton model with the following criteria:  stock price of $58.80 per share, expected life of 5 years, volatility of 132%, risk-free rate of 2.77% and dividend rate of 0%.  The $493,688 fair value of the Warrant was classified in stockholders’ equity with an offset to Operating lease – right-of-use asset.  Each month, $19,748 of this rent will be recognized as non-cash lease expense.

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

The Company recognizes lease expense on a straight-line basis over the non-cancelable lease period. Lease expense was $191,133 and $362,884 for the three and six months ended June  30, 2019, and $90,278 and $180,556 for the three and six months ended June  30, 2018. Lease expense is included in general and administrative expense in the statements of operations.

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

Purchase Commitment

As of June 30, 2019, the Company had no material purchase orders to vendors.

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

On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion was granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018.  The Defendants filed a motion to dismiss on March 12, 2018, for which oral arguments were held on June 14, 2018.  The court dismissed the amended complaint on September 20, 2018 but gave Plaintiff leave to amend the complaint within 20 days from the date of dismissal.  On October 10, 2018, Plaintiff amended the complaint to focus on the Company’s commercial strategy in support of Equilevia and the related disclosure statements in the Form S-4 described above.  On November 6, 2018, the Defendants moved to dismiss the second amended complaint. The Defendants argued in their motion that the second amended complaint fails to state a claim upon which relief can be granted because the omissions and misrepresentations alleged in the complaint are immaterial as a matter of law. The court denied the Defendants’ motion to dismiss on June 28, 2019. The defendants answered the second amended complaint on August 2, 2019. Discovery will now proceed. If the Plaintiff were able to prove his allegations in this matter and to establish the damages he asserts, then an adverse ruling could have a material impact on the Company.

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

7. Debt and Warrants

Convertible Notes

Convertible notes at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,
	2019	December 31,
	(unaudited)	2018
June 2017 convertible debt	$—	$740,882
Napo convertible debt	—	10,553,888
	—	11,294,770
Less: unamortized debt discount and debt issuance costs	—	(55,600)
Net convertible debt obligation	$—	$11,239,170
Convertible debt - non-current, net of discount	—	—
Convertible debt - current, net of discount	$—	$11,239,170

February 2015 Convertible Note

In February 2015, the Company issued a convertible promissory note to an accredited investor in the aggregate principal amount of $150,000. This note was issued pursuant to the convertible note purchase agreement dated December 23, 2014. In March of 2018, the debtor agreed to accept 1,937 shares of the Company’s common stock as payment for all outstanding principal and interest in the amount of $203,408.

June 2017 Convertible Note

On June 29, 2017, the Company issued a secured convertible promissory note to CVP in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender's legal fees for net cash proceeds of $1,700,000 (the “June 2017 Note”). Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full.

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

The Company computed fair values at the date of issuance of $15,000 and $5,000 for the repayment and the interest rate increase feature, respectively, using the Binomial Lattice Model, which was based on the generalized binomial option pricing formula. The $20,000 combined fair value was carved out and was included as a derivative liability on the Balance Sheet. At September 30, 2018, the derivatives were determined to have a de-minimis fair value and were written-off.

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

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the June 2017 Note agreement such that CVP agreed not to make any redemptions of the June 2017 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,403 for all four CVP Notes. The standstill fee allocated to the June 2017 Note was $63,296, of which $37,296 increased the principal balance and $26,000 was paid in cash. These restructurings in whole represented four separate restructurings of the June 2017 Convertible Note agreement, resulting in two troubled debt restructurings accounted for under ASC 470-60 and two modifications accounted for under ASC 470-50. For the two modifications resulting in troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the June 2017 Note. For the two modifications that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the Note.

In May 2019, the Company and CVP amended the June 2017 Note agreement such that the Company made three separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first two exchanges of principal and accrued interest for common stock were not considered a substantial change to the June 2017 Note and therefore resulted in modification accounting and the determination of a new effective interest rate; the third exchange on May 29, 2019 resulted in the extinguishment of the entire June 2017 Note with a corresponding extinguishment loss of $27,176 for the three months ended June 30, 2019. At June 30, 2019 and December 31, 2018, the net carrying value of the June 2017 Note was zero and $685,282, respectively.

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

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $39.20 per share to $14.00 per share. The Company also issued 35,601 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes was $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The conversion option in the notes was bifurcated and accounted for as a conversion option liability at its fair value.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, Napo amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018. In addition, the Company also issued 54,049 shares of common stock to the Purchasers as repayment of the remaining $435,950 aggregate principal amount and $18,063 in accrued and unpaid interest thereon. On March 23, 2018, the Company paid off the remaining $735,000 of principal and $20,699 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $14.70 per share, expected life of 0.11 years, volatility of 288.16%, risk free rate of 1.69% and dividend rate of 0%, resulting in an increase of $174,754 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations. The underlying debt was paid off in March of 2018 and the $286,595 conversion option liability was written off to other income in the statements of operations.

December 2016 Convertible Notes

In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the Napo December 2016 Notes) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the Napo July 2017 Notes) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,338 was added to principal of the Napo December Notes, and the new principal balance became $2,625,338. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $64.75 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The $1,035,661 difference between the fair value of the notes and the principal balance was being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019. Interest expense is paid every nine months through the issuance of common stock. On March 16, 2018, $534,775 of interest accrued through January 31, 2018 and $169,950 of certain legal expenses were paid through the issuance of 4,081 shares of the Company's common stock. In August 2018, the Company paid $479,808 of accrued interest through July 31, 2018 with the issuance of 4,582 shares of the Company’s common stock. In January 2019, $446,729 of accrued interest was paid through the issuance of 19,751 shares of the Company's common stock.

Extinguishment and Exchange of the Napo Convertible Notes

In May 2019, in a restructuring of the Notes, Chicago Venture Partners (“CVP”) acquired the Napo December 2016 and Napo July 2017 Notes, as well as all rights thereof, and immediately extinguished the two Notes; in their place, the Company issued to CVP a new note (“Exchange Note 1”). The collective carrying amount of the Napo December 2016 and Napo July 2017 Note immediately before the exchange was $10,375,326, or principal of $10,125,339 and unamortized premium of $249,987. The new Exchange Note 1 had an opening principal balance of $10,535,900, consisting of the $10,125,339 principal balance of the extinguished notes plus $410,562 in accrued but unpaid interest from the Napo December 2016 and Napo July 2017 Notes. At June 30, 2019 and December 31, 2018, the balance of the Napo December 2016 and Napo July 2017 Notes was zero and $10,553,888, respectively.

Notes Payable

Notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,
	2019	December 31,
	(unaudited)	2018
December 2017 note payable	$—	$1,673,237
February 2018 note payable	—	2,359,750
March 2018 note payable	—	1,147,870
March 2019 bridge note payable	5,050,000	—
2019 Exchange Note 1	5,462,716	—
2019 Exchange Note 2	2,296,926	—
	12,809,642	5,180,857
Less: unamortized discount and debt issuance costs	(1,486,932)	(335,282)
Note payable, net	$11,322,710	$4,845,575
Notes payable - non-current, net	$3,563,068	$—
Notes payable - current, net	$7,759,642	$4,845,575

December 2017 Note

On December 8, 2017, the Company entered into a securities purchase agreement with CVP pursuant to which the Company issued a promissory note (the “December 2017 Note”) in the aggregate principal amount of $1,587,500 for an aggregate purchase price of $1,100,000. The December 2017 Note carries an original issue discount of $462,500, and the initial principal balance also includes $25,000 to cover CVP’s transaction expenses. The December 2017 Note bears interest at the rate of 8% per annum and matures on August 26, 2019.

On August 2, 2018, the Company and CVP amended the December 2017 Note agreement, extending the maturity date from September 8, 2018 to August 26, 2019, and limiting the aggregate amount that CVP is permitted to redeem on a monthly basis to $500,000, which amount is the maximum aggregate amount for the CVP Notes collectively. This amendment resulted in the Company accounting for the transaction as a troubled debt restructuring, under which the carrying amount of the note payable remained unchanged but interest expense is computed using a new effective rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the note. The principal balance of the December 2017 Note is included in notes payable in the current liabilities section of the condensed consolidated balance sheet.

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the December 2017 Note agreement such that CVP agreed not to make any redemptions of the December 2017 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,403 for all four CVP Notes. The standstill fee allocated to the December 2017 Note was $141,737, of which $85,737 increased the principal balance and $56,000 was paid in cash. These modifications in whole represented four separate restructurings of the December 2017 Note agreement, resulting in two troubled debt restructurings accounted for under ASC 470-60 and two modifications accounted for under ASC 470-50. For the two restructurings resulting in troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the December 2017 Note. For the two modifications that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the December 2017Note.

In March 2019, the Company and CVP amended the December 2017 Note agreement such that the Company prepaid principal and accrued interest of $811,065 and $178,755, respectively, in shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the December 2017 Note and therefore the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $243,419.

In April 2019, the Company and CVP amended the December 2017 Note agreement such that the Company made two separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first exchange resulted in changes to cash flows that were considered substantial, resulting in extinguishment accounting with an extinguishment loss of $100,148; the second exchange on April 17, 2019 resulted in the extinguishment of the entire December 2017 Note with a corresponding extinguishment loss of $19,494. At June 30, 2019 and December 31, 2018, the net carrying value of the December 2017 Note was zero and $1,548,829, respectively.

February 2018 Note

On February 26, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $2,240,909 for an aggregate purchase price of $1,560,000 (the “February 2018 Note”). The February 2018 Note carries an original issue discount of $655,909, and the initial principal balance also includes $25,000 to cover CVP's transaction expenses. The February 2018 Note bears interest at the rate of 8% per annum and matures on August 26, 2019.

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the February 2018 Note agreement such that CVP agreed not to make any redemptions of the February 2018 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,403 for all four CVP Notes. The standstill fee allocated to the February 2018 Note was $198,841, of which $118,841 increased the principal balance and $80,000 was paid in cash. These modifications in whole represented four separate restructurings of the February 2018 Note agreement, resulting in a debt extinguishment accounted for under ASC 470-50, two troubled debt restructurings accounted for under ASC 470-60 and a debt modification accounted for under ASC 470-50. For the debt extinguishment, the Company recorded an extinguishment loss of $102,296. For the two troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the February 2018 Note. For the modification that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the February 2018 Note.

In March 2019, the Company and CVP amended the February 2018 Note agreement such that the Company prepaid principal and accrued interest of $2,044,627 and $203,866, respectively, in shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the February 2018 Note and therefore the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $487,865.

In April 2019, the Company and CVP amended the February 2018 Note agreement such that the Company made a single exchange of principal and related accrued interest for shares of the Company’s common stock. The first exchange on April 16, 2019 resulted in the extinguishment of the entire February 2018 Note with a corresponding extinguishment loss of $37,740. At June 30, 2019 and December 31, 2018, the net carrying value of the February 2018 Note was zero and $2,290,865, respectively.

March 2018 Note

On March 21, 2018, the Company entered into a securities purchase agreement with CVP, pursuant to which the Company issued to CVP a promissory note in the aggregate principal amount of $1,090,341 for an aggregate purchase price of $750,000 (the “March 2018 Note” and together with the June 2017 Note, the December 2017 Note and the February 2018 Note, the “CVP Notes”). The March 2018 Note carries an original issue discount of $315,341, and the initial principal balance also includes $25,000 to cover CVP's transaction expenses. The March 2018 Note bears interest at the rate of 8% per annum and matures on September 21, 2019.

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the March 2018 Note agreement such that CVP agreed not to make any redemptions of the March 2018 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,403 for all four CVP Notes. The standstill fee allocated to the March 2018 Note was $95,529, of which $57,529 increased the principal balance and $38,000 was paid in cash. These modifications in whole represented four separate restructurings of the March 2018 Note agreement, resulting in a debt extinguishment accounted for under ASC 470-50, two troubled debt restructurings accounted for under ASC 470-60, and a debt modification accounted for under ASC 470-50. For the debt extinguishment, the Company recorded an extinguishment loss of $223,824. For the two troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the March 2018 Note. For the modification that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the March 2018 Note.

Between January 2019 and March 2019, the Company and CVP amended the March 2018 Note agreement such that the Company prepaid principal and accrued interest of $1,050,114 and $85,681, respectively, in shares of the Company’s common stock. These exchanges in whole represented four separate prepayments of principal and accrued interest, resulting in three debt extinguishments and one debt modification accounted. For the debt extinguishments, the Company recorded an aggregate extinguishment loss of $1,210,676. For the modification, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the March 2018 Note. At June 30, 2019, the March 2018 Note had been fully extinguished. At December 31, 2018, the net carrying value of the March 2018 Note was $1,005,880.

2019 Bridge Notes

Between March 18, 2019 and June 26, 2019 the Company entered into Promissory Note Purchase Agreements with certain accredited investors under which the Company issued (i) fourteen promissory notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven promissory notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. Collectively, cash proceeds from the twenty-one promissory notes (collectively, the “Bridge Notes”) was $5,050,000. The Bridge Notes are not convertible and bear interest at 12% with a maturity date of July 18, 2019, at which date all principal and accrued interest are due. The exercise price of the warrants is either (i) the price the Company issues common shares in its next public offering subject to a registration statement or (ii) if no such offering is consummated by the four-month maturity date of the Notes, then the exercise price is equal to the closing price of the Company’s common stock on the Notes four-month maturity date. The warrants for all twenty-one Bridge Notes had an issuance date fair value of $5,005,739 (see Note 3). At June 30, 2019, the net carrying value of the 2019 Bridge Notes was $3,563,068, or principal of $5,050,000 offset by a discount of $1,486,932.

In July 2019, the maturity date of the Bridge Notes was extended from July 18, 2019 to July 31, 2019. On July 19, 2019, upon the Company’s registered offering (see Note 13), the exercise price of the warrants became fixed at the offering price of $2.00. In addition, in July 2019, all the holders of the fourteen Bridge Notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal exchanged their Bridge Notes for shares of the Company’s common stock.

2019 Exchange Notes

In May 2019, the Company and CVP, entered into an Exchange Agreement whereby CVP purchased the two outstanding Napo convertible notes and all rights thereof from the current debt holders. Subject to the terms of the Exchange Agreement, CVP and the Company agreed to exchange the two Napo convertible notes for a single CVP Note (“CVP Exchange Note 1”). At the Exchange date, the principal balance of the two Napo convertible notes was $10,125,339, or $10,535,900 inclusive of accrued but unpaid interest of $410,562. The beginning principal balance of CVP Exchange Note 1 was $10,535,900, or equal to the principal balance of the two Napo convertible notes and accrued interest thereon. The maturity date of CVP Exchange Note 1 was December 31, 2020, with an interest rate of 10%. Per the terms of the Exchange Agreement, CVP agreed to extend the maturity date of CVP Exchange Note 1 from December 31, 2019 (the same maturity date carried over from the two Napo convertible notes ) to December 31, 2020; in consideration of this extension, the Company issued CVP Exchange Note 2 with a principal balance of $2,296,926. The maturity date of CVP Exchange Note 2 was December 31, 2020, with an interest rate of 10%. The exchange of the two outstanding Napo convertible notes for Exchange Note 1 and Exchange Note 2 resulted in the recording of a $2,046,939 loss on extinguishment of debt for the three and six months ended June 30, 2019.

Between May 2019 and June 2019, the Company and CVP entered into note exchange agreements pursuant to which the Company, in lieu of making a cash payment to CVP, made a prepayment of principal and related accrued interest of $5,144,175  by issuing 817,863 shares of the Company’s common stock to CVP. These exchanges of principal and related accrued interest resulted in a debt extinguishment accounted for under ASC 470-50, with the accompanying recording of a loss on extinguishment of $439,978. At June 30, 2019, the net carrying value of Exchange Note 1 and Exchange Note 2 was $7,759,642.

Warrants

A summary of the outstanding warrant shares exercisable into shares of the Company’s common stock as of June 30, 2019 and December 31, 2018 is as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2019	2018
	(unaudited)
Warrants outstanding, beginning balance	34,682	4,590
Issuances	1,203,740	30,951
Expirations and cancellations	(551)	(859)
Warrants outstanding, end of period	1,237,871	34,682

November 2016 Series A Warrants

In November 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company issued an aggregate of 1,587 shares of the Company’s common stock. The investors also received warrants to purchase up to an aggregate of 1,587 shares of the Company’s common stock, at an exercise price of $787.50 per share, and the Placement Agent received warrants to purchase 127 shares of our common stock in lieu of cash for service fees with the same terms as the investors. The Series A warrants and placement agent warrants were initially valued using the Black-Scholes warrant pricing model using the following assumptions: 1,587 warrant shares with a strike price of $787.50 per share and an expiration date of May 29, 2022; and 127 warrant shares to the placement agent with a strike price of $787.50 and an expiration date of May 29, 2022; the expected life was 5.5 years, the volatility was 71.92% and the risk free rate was 1.87%. The warrants had an issuance date fair value of $756,000 and were classified as a liability. As of June 30, 2019 and December 31, 2018, the warrant liability was valued at $1,053 and $7,388, respectively. The net change of $9,941 was recorded as a gain in the Company’s statements of operations (see Note 3) for the three months ended June 30, 2019. The net change of $6,335 was recorded as a gain in the Company’s statements of operations (see Note 3) for the six months ended June 30, 2019.

August 2018 Financing Warrants

In August 2018, in consideration of services provided, the Company issued a warrant to purchase 429 shares of common stock which were exercisable only in the event that the Company raised new financing of at least $3.0 million, and expired five years from the date of issuance. The warrants were valued at $17,582 using the Black-Scholes option pricing model as follows: exercise price of $74.20 per share, stock price of $74.20 per share, expected life of five years, volatility of 126%, and a risk-free rate of 3.83%. The warrants were classified in stockholders’ equity. In October 2018, in a public offering, the Company met the $3.0 million new financing threshold and the warrants became exercisable.

August 2018 License Transaction Warrants

In August 2018, in consideration of services provided, the Company issued a warrant the exercise of which was contingent upon either (i) the Company consummating a Licensing Transaction within six months of August 2018, the occurrence of which would result in the warrant becoming immediately exercisable for 952 shares of common stock, or (ii) the Company consummating a Licensing Transaction after six months and within twelve months of August 2018, the occurrence of which would result in the warrant becoming immediately exercisable for 476 shares of common stock. The warrant was valued at $6,312 using the Black-Scholes option pricing model as follows: exercise price of $74.20 per share, stock price of $74.20 per share, expected life of five years, volatility of 126%, and a risk-free rate of 3.83%. The warrants were classified in stockholders’ equity.

October 2018 Underwriter Warrants

In October 2018, in consideration of services provided leading up to the Company’s October 2018 public offering, the Company issued warrants to various service providers to purchase an aggregate of 17,142 shares of common stock at an exercise price of $52.50 per common share. The warrants were valued at $611,286 using the Black- Scholes option pricing model as follows: exercise price of $52.50 per share, stock price of $41.30 per share, expected life of five years, volatility of 138%, and a risk-free rate of 2.51%. The warrants were classified as liabilities pursuant to ASC 815-40 as there was potential cash settlement. As of June 30, 2019 and December 31, 2018, the warrant liability was valued at $52,265 and $212,988, respectively. The net change of $160,723 was recorded as a gain in the Company’s statements of operations.

March 2019 Ladenburg Warrants

In March 2019, in consideration of services provided in the Company’s March 2019 public offering of 19,019 common shares, the Company issued to Ladenburg Thalmann & Co. warrants to purchase an aggregate of 746 shares of common stock at an exercise price of $17.50 per common share. The warrants were valued at $13,028 using the Black-Scholes option pricing model as follows: exercise price of $17.50 per share, stock price of $18.90 per share, expected life of five years, volatility of 146%, and a risk-free rate of 2.21%. The warrants were classified in stockholders’ equity.

March 2019 LOC Warrants

In March 2019, in consideration of a letter of credit cancellation related to the Company’s office lease, the Company issued a warrant to purchase warrant shares equal to 75% of the $122,000 principal amount of the Letter of Credit, divided by the exercise price. The exercise price is either (i) the price the Company issues common shares in its next public offering subject to a registration statement or (ii) if no such offering is consummated by the four-month maturity date of the warrant, then the exercise price is equal to the closing price of the Company’s common stock on the warrants four-month anniversary date. The warrants were classified as liabilities pursuant to ASC 480-10 as at their issuance date settlement is in a variable number of the Company’s common stock worth a fixed amount, a feature that does not represent a residual interest. The warrants were initially valued at $116,297 using the Black-Scholes option pricing model as follows: exercise price of $17.50 per share, stock price of $19.60 per share, expected life of five years, volatility of 146%, and a risk-free rate of 2.23%. As of June 30, 2019, the warrant had a fair value of $150,970.  The net change in fair value of the warrants of $34,673 between their issuance date and June 30, 2019 was recorded as a loss in the Company’s statements of operations.

On July 19, 2019, upon the Company’s registered offering (see Note 13), the exercise price of the warrants became fixed at the offering price of $2.00.

2019 Bridge Note Warrants

Between March 18, 2019 and June 26, 2019, concurrent to the Company entering into Promissory Notes of $5,050,000, the Company issued (i) fourteen Notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven Notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. The exercise price of the warrants is either (i) the price the Company issues common shares in its next public offering subject to a registration statement or (ii) if no such offering is consummated by the four-month maturity date of the Notes, then the exercise price is equal to the closing price of the Company’s common stock on the Notes four-month maturity date. The warrants for all twenty-one Bridge Notes are liability classified, with a collective issuance date fair value of $5,005,739 (see Note 3) computed using the Black-Scholes-Merton pricing model using assumptions derived between the issuance dates of March through June 2019. As of June 30, 2019, the warrants had a fair value of $4,977,985. At March 31, 2019, the warrants had a fair value of $892,713. The net change in fair value of the warrants of $4,085,269 for the three and six months ended  March 31, 2019 and June 30, 2019 was due to the addition of new warrants with a fair value of $4,113,026 offset by a $27,757 loss in the fair value of the warrants as measured on June 30, 2019. The gain of $27,757 was recorded in the Company’s statements of operations.

On July 19, 2019, upon the Company’s registered offering (see Note 13), the exercise price of the warrants became fixed at the offering price of $2.00.

8. Convertible Preferred Stock

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital Partners, L.P. pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard 5,524,926 shares of the Company's Series A convertible participating preferred stock, $0.0001 par value per share, for gross proceeds of $9,199,002, or $9,000,002 net of issuance costs. The preferred stock is convertible into approximately 473,565 shares of common stock at the option of the holder at an effective conversion price of $19.425 per share, provided that, at any time prior to the time the Company obtains stockholder approval, as required pursuant to Nasdaq Rule 5635(b) any conversion of Preferred Stock by a holder into shares of the common stock would be prohibited if, as a result of such conversion, the holder, together with such holder's attribution parties, would beneficially own more than 19.99% of the total number of shares of the common stock issued and outstanding after giving effect to such conversion. Subject to certain limited exceptions, the shares of Preferred Stock cannot be offered, pledged or sold by Sagard for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization.

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

The redemption and liquidation value of the Series A preferred stock is $12,738,822 and $9,199,002, respectively, as of June 30, 2019 and December 31, 2018. If a Redemption Event occurs as of the Measurement Date (the later of April 30, 2021 and the date on which the Company files its Form 10‑Q for the three months ending March 31, 2021, but in no event later than September 30, 2021), the holders of at least a majority of the shares of Series A preferred stock then outstanding may require the Company to redeem all Series A shares at a per share purchase price equal to $2.3057; any one of the following conditions can result in a Redemption Event that is not solely within the Company's control: Revenues attributable to the Mytesi product for the six-month period ended March 31, 2021 are less than $22.0 million or the daily volume weighted average price (“VWAP”) of the Company's common stock on Nasdaq for the 30 days prior to a Measurement Date is less than $105.00.

On the March 23, 2018 issuance date, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature (“BCF”) of approximately $995,000.  Because the Company's Series A Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $995,000 for the accretion of the discount on the Series A Preferred Stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2018.

In March 2019, the Company and Sagard Capital Partners, L.P. amended certain terms of the agreement, such that the effective conversion price was adjusted to $19.425 per share. The Company determined that the amendment represented an immaterial modification.

The preferred stock has been classified outside of stockholders' equity/(deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

9. Stockholders' Equity/(Deficit)

Common Stock

On May 18, 2018, the stockholders of Jaguar approved at the 2018 Annual Meeting of Stockholders of the Company and the Board approved, in accordance with the authority granted by the Company's stockholders at the Annual Meeting, a 1‑for‑15 reverse stock split of the Company’s issued and outstanding shares of common stock. On May 29, 2018, the Company filed the Certificate of Second Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, effective June 1, 2018.  The reverse split has been retrospectively reflected in all voting common stock, warrants, and common stock option shares disclosed in these condensed consolidated financial statements. The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

On May 18, 2018, the stockholders of the Company approved at the Annual Meeting a proposal to decrease the number of authorized shares of common stock to 150,000,000 shares, contingent upon the approval of the 2018 Reverse Stock Split. On June 1, 2018, the Company filed a certificate of third amendment (the “Third Amendment”) to its certificate of incorporation, (“COI”), with the Secretary of State of the State of Delaware to decrease the total number of authorized shares of common stock so that the total number of the shares that the Company has authority to issue is 210,000,000 shares, of which 150,000,000 shares are common stock, 50,000,000 are non-voting common stock and 10,000,000 shares are “blank check” preferred stock.

On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-70 reverse split of the Company’s voting common stock, effective June 7, 2019. The reverse split has been retrospectively reflected in all voting common stock, warrants, and common stock option shares disclosed in these condensed consolidated financial statements. The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

As of June 30, 2019 and December 31, 2018, the Company had reserved shares of common stock for issuance as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Options issued and outstanding	39,481	42,979
Inducement options issued and outstanding	906	2,985
Options available for grant under stock option plans	13,622	2,327
RSU awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	1,237,871	34,682
Convertible notes	—	10,849
Preferred Convertible Stock	473,565	47,357
Total	1,771,058	146,792

10. Stock Incentive Plans

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. As of June 30, 2019, there were 5,613 options outstanding.

2014 Stock Incentive Plan

In May 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company's common stock. The 2014 Plan provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company's common stock on last day of the preceding calendar year. The final 2% increase under the terms of the 2014 Plan was on January 1, 2019, at which time 7,797 additional available shares were added to the 2014 Plan. In February 2019, the Company shareholders approved a 5-year extension of the annual 2% automatic increase, from January 1, 2020 through January 1, 2024. The 2014 Plan replaced the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or expiration. As of June 30, 2019, there were 39,481 options outstanding and 13,622 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the six months ended June 30, 2019 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2018	2,327	42,979	5,613	$406.36	9.24	$—
Additional shares authorized	7,797	—	—	—	—
Options granted	(69)	69	—	17.24	—	—
Options cancelled	3,567	(3,567)	—	122.50	—	—
Outstanding at June 30, 2019	13,622	39,481	5,613	$431.51	8.74	$—
Exercisable at June 30, 2019		18,073		$597.95	8.59	$—
Vested and expected to vest at June 30, 2019		38,753		$431.51	8.74	$—

*Fair market value of JAGX common stock on June 30, 2019 was $4.70 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

No options were exercised in the six months ended June 30, 2019 and 2018.

The weighted average grant date fair value of stock options granted was $17.05 and $119.00 per share during the six months ended June 30, 2019 and 2018, respectively.

The number of options that vested in the six months ended June 30, 2019 and 2018 was 10,598 and 5,648, respectively. The grant date weighted average fair value of options that vested in the six months ended June 30, 2019 and 2018 was $2,388,019  and $177,862, respectively.

The Company granted 2,993 inducement options in fiscal year 2018 to new employees. The weighted average grant-date fair value of the options was $93.80 per share.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and six months ended June 30, 2019 and 2018, and are included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expense	$148,844	$145,035	$215,948	$224,749
Sales and marketing expense	12,251	18,167	46,093	20,552
General and administrative expense	285,273	301,252	610,835	491,396
Total	$446,368	$464,454	$872,876	$736,697

As of June 30, 2019, the Company had $1,817,839 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.56 years.

The estimated grant-date fair value of stock option grants for the six months ended June 30, 2019 and 2018 was calculated using the Black-Scholes - Merton option-pricing model using the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Weighted-average volatility	108.3 - 108.5%	87.4 - 95.3%
Weighted-average expected term (years)	5.81	5.1 - 5.8
Risk-free interest rate	2.5 - 2.6%	2.6 - 2.9%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2019.

11. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(16,721,117)	$(8,652,183)	$(25,024,988)	$(14,348,820)
Shares used to compute net loss per common share, basic and diluted	1,106,374	162,506	801,482	143,012
Net loss per share attributable to common shareholders, basic and diluted	$(15.11)	$(53.24)	$(31.22)	$(100.33)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2019 and 2018 because their inclusion would be anti-dilutive.

	June 30,	June 30,
	2019	2018
	(unaudited)
Options issued and outstanding	39,481	38,638
Inducement options issued and outstanding	906	2,993
Warrants to purchase common stock	1,237,871	38,582
Restricted stock units	5,613	5,613
Convertible preferred stock	473,565	3,314,956
Convertible debt	—	11,277
Total	1,757,436	3,412,059

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

The Company's reportable segments net revenues and net loss for the three and six months ended June 30, 2019 and 2018 consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$1,684,732	$854,170	$3,227,853	$1,437,439
Animal Health	20,962	29,676	67,574	250,763
Consolidated Totals	$1,705,694	$883,846	$3,295,427	$1,688,202

Segment profit (loss)
Human Health	$(9,838,061)	$(4,474,324)	$(12,630,840)	$(7,373,630)
Animal Health	(6,883,056)	(3,182,859)	(12,394,148)	(5,980,190)
Consolidated Totals	$(16,721,117)	$(7,657,183)	$(25,024,988)	$(13,353,820)

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
	2019	2018
Segment assets
Human Health	$32,764,376	$37,985,935
Animal Health	60,015,816	54,893,593
Total	$92,780,192	$92,879,528

The reconciliation of segments assets to the consolidated assets is as follows:
	June 30,	December 31,
	2019	2018
Total assets for reportable segments	92,780,192	92,879,528
Less: Investment in subsidiary	(29,240,965)	(29,240,965)
Less: Intercompany loan	(27,472,280)	(22,596,618)
Consolidated Totals	$36,066,947	$41,041,945

13. Subsequent Events

Underwritten Public Offering

On July 19, 2019, the Company announced the pricing of a registered public offering by the Company. On July 23, 2019, we closed an underwritten public offering of units for gross proceeds of $16.56 million, which includes the full exercise of the underwriter's over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company. Proceeds from the offering will be used to fund advancement of the Company’s pipeline and business development activities, repay outstanding debt and for working capital and other general corporate purposes.

The offering was comprised of (1) 2,886,500 Class A Units, priced at a public offering price of $2.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock (the “Common Stock”), (ii) one Series 1 warrant to purchase one share of Common Stock that expires on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement of Positive Interim Results (as defined in the Registration Statement) related to the diarrhea results from the HALT-D investigator initiated trial, if and only if certain trading benchmarks are achieved during such 30 calendar day period (the “Series 1 Warrants”), and (iii) one Series 2 warrant to purchase one share of Common Stock that expires on the first date on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement by the Company that a pivotal phase 3 clinical trial using crofelemer (Mytesi®, or the same or similar product with a different name) for the treatment of cancer therapy-related diarrhea in humans has met its primary endpoint in accordance with the protocol, if and only if certain trading benchmarks are achieved during such 30 calendar day period (the “Series 2 Warrants”), and (2) 10,787 Class B Units, priced at a public offering price of $1,000 per unit, with each unit consisting of (i) one share of Series B convertible preferred stock, convertible into 500 shares of Common Stock (the “Series B preferred stock”), (ii) 500 Series 1 Warrants and (iii) 500 Series 2 Warrants.

The Series 1 Warrants and Series 2 Warrants (together, the “warrants”) have an exercise price of $2.00 and will be exercisable upon issuance for a period of five years unless terminated earlier as provided above. The aggregate number of shares of Common Stock issued pursuant to the Class A Units and issuable upon conversion of all the Series B preferred stock is 8,280,000. The aggregate number of warrants issued in the offering is 16,560,000.

The conversion price of the Series B preferred stock issued in the transaction as well as the exercise price of the warrants are fixed and do not contain any variable pricing features or any price-based anti-dilutive features. The preferred stock issued in the transaction includes a beneficial ownership blocker and has no dividend rights (except to the extent that dividends are also paid on the Common Stock) or liquidation preference, and, subject to limited exceptions, has no voting rights. The securities comprising the units were immediately separable and issued separately.

A total of 2,886,500 shares of common stock, 10,787 shares of Series B convertible preferred stock, Series 1 warrants to purchase up to 8,280,000 shares of common stock and Series 2 warrants to purchase up to 8,280,000 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

Series B Convertible Preferred Stock

On July 22, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware creating a new series of authorized preferred stock of the Company, par value $0.0001 per share, designated as the “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”). The shares of Series B Preferred Stock rank on par with the shares of the Common Stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Series B Certificate of Designation, the shares of Series B Preferred Stock have no voting rights. However, as long as any shares of Series B Preferred Stock remain outstanding, the Series B Certificate of Designation provides that the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Certificate of Designation or (b) enter into any agreement with respect to any of the foregoing.

Each share of Series B Preferred Stock is convertible at any time at the holder’s option into 500 shares of Common Stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series B Certificate of Designation. Notwithstanding the foregoing, the Series B Certificate of Designation further provides that the Company shall not effect any conversion of the shares of Series B Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Preferred Stock (together with such holder’s affiliates and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance of Series B Preferred Stock) of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Amendment of 2014 Stock Incentive Plan

At the Company’s annual meeting of stockholders held on May 24, 2019, the Company’s stockholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2014 Plan such that the aggregate authorized but unissued shares available for issuance under the 2014 Plan would be equal to 12.5% of the issued and outstanding shares of Common Stock on a fully diluted basis including for purposes of this calculation as if such shares available under the 2014 Plan were included in the denominator (and assuming conversion or exercise, as applicable, of all outstanding convertible securities, including but not limited to conversion of the Company’s Series A Convertible Participating Preferred Stock and Series B Convertible Preferred Stock  into shares of Common Stock, all issued and outstanding warrants, RSUs and stock options (whether issued under or outside the 2014 Plan and the like)), calculated as of the earlier of (i) the day immediately after the consummation of the Company’s next underwritten public equity offering with gross proceeds of $5 million or more or (ii) July 31, 2019 (collectively, the “Calculation Date”). The Calculation Date occurred on July 24, 2019. On the Calculation date, the total number of issued and outstanding shares of Common Stock on a fully diluted basis was 30,404,653 shares.  Accordingly, the total number of shares of Common Stock approved for issuance under the 2014 Plan was 4,330,400 shares.

Sales force reduction

In August 2019, we had a reduction in force of up to 10 sales representatives, constituting half of the Company’s sales force. It is part of an overall plan to consolidate sales territories and expenses in line with revenues, drive efficiencies, cost savings throughout the Company, and organize the Company’s top priorities. The Company plans to reinvest in research and development activities and foster partnerships to drive growth. The separation agreements include severance payments of approximately $120,000 in aggregate.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss was $16.7 million and $7.7 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $9.0 million in net loss was largely due to the increased interest expense of $2.9 million related to the debt with Oasis, Kingdon, CVP, and the Bridge Notes, $2.7 million loss on extinguishment of debt with Kingdon, the $4.0 million recorded on the impairment of our indefinite-lived intangible assets, and increased revenue of $0.8 million. Our net loss was $25.0 million and $13.4 million for the six months ended June 30, 2019 and 2018, respectively. The increased loss of $11.6 million was largely from the increased interest expense of $2.9 million, $4.6 million loss on extinguishment of debt, the $4.0 million recorded on the impairment of our indefinite-lived intangible assets, and increased revenue of $1.6 million. As of June 30, 2019, we had a  total stockholders' deficit of $1.6 million, an accumulated deficit of $119.6 million, and cash of $1.6 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Refer to Note 1 Organization and Business discussing the various notes held by us with Oasis, Kingdon, CVP, the bridge investors, and various equity transactions that occurred in the three and six months ended June 30, 2019.

On July 19, 2019, the Company announced the pricing of a registered public offering by the Company. On July 23, 2019, we closed an underwritten public offering of units for gross proceeds of $16.6 million, which includes the full exercise of the underwriter's over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company. Proceeds from the offering will be used to fund advancement of the Company’s pipeline and business development activities, repay outstanding debt and for working capital and other general corporate purposes. Refer to Note 13 Subsequent Events for detailed discussions about the public offering.

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

Research and Development Expense

Research and development expenses consist primarily of clinical and contract manufacturing expense, personnel and related benefit expense, stock-based compensation expense, employee travel expense, and reforestation expenses. Clinical and contract manufacturing expense consists primarily of costs to conduct stability, safety and efficacy studies, and manufacturing startup at an outsourced API provider in Italy. It also includes expenses with a third-party provider for the transfer of the Mytesi manufacturing process, and the related feasibility and validation activities.

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by prescription drug product candidate and non-prescription product and we track personnel or other internal costs related to development to specific programs or development compounds.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefit expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not currently have any marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three and six months ended June 30, 2019.

We expect sales and marketing expense to decrease going forward as we consolidate Mytesi sales territories for HIV promotion, focus on commercial partnerships for the development of follow-on indications of Mytesi and Crofelemer.

General and Administrative Expense

General and administrative expenses consist of personnel and related benefit expense, stock-based compensation expense, employee travel expense, legal and accounting fees, rent and facilities expense, and management consulting expense.

In the near term, we  expect general and administrative expense to remain the same as we consolidate sales territories and simultaneously focus on our pipeline development. This will include growing the business without adding headcount or increasing facilities.

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

Practical Expedients, Elections, and Exemptions

We recognize revenue in accordance with the core principle of ASC 606 or when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services.

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

Contracts

Effective January 16, 2019, Napo Pharmaceuticals, Inc. engaged Cardinal Health as its exclusive third party logistics distribution agent for commercial sales for the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, EDI and system access support (Exclusive Distribution Agreement).

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Revenues from the sale of Mytesi were $1,684,732 and $854,170 for the three months ended June 30, 2019 and 2018, respectively. Revenues from the sale of Mytesi were $3,227,853 and $1,437,439 for the six months ended June 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution and increased sales presence. Deductions from revenue are derived from reserves for estimated product returns based on historical returns experience.

If actual returns differed from our historical experience, changes to the reserved could be required in future periods. Additional deductions are wholesaler fees which are based on our agreement with Cardinal Health, sales discounts, and Medicare rebates which are derived from data collected by Cardinal Health through various  sources.

Animal

The Company recognized Neonorm revenues of $20,962 and $29,676 for the three months ended June 30, 2019 and 2018, respectively. Revenues from the sale of Neonorm were $67,574 and $73,374 for the six months ended June 30, 2019 and 2018, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer.  Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Indefinite-lived Intangible Assets

Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the condensed consolidated balance sheet. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other factors. If current expectations of growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further impairment in the future. Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the three and six months ended June 30, 2019. There were no impairment charges recorded in the three and six months ended June 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

Accrued Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued research and development expenses. Estimated accrued expenses include fees paid to vendors and clinical sites in connection with our clinical trials and studies. Clinical and contract manufacturing expense consists primarily of costs to conduct stability, safety and efficacy studies, and manufacturing startup at an outsourced API provider in Italy. It also includes expenses with a third-party provider for the transfer of the Mytesi manufacturing process, and the related feasibility and validation activities.

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

Results of Operations

Comparison of the Six Months ended June 30, 2019 and 2018

Revenue

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2019 and 2018 together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
Product revenue, net	$3,295,427	$1,510,813	$1,784,614	118.1%
Collaboration revenue	—	177,389	(177,389)	(100.0)%
Total revenue	3,295,427	1,688,202	1,607,225	95.2%
Operating Expenses
Cost of product revenue	2,125,305	1,072,185	1,053,120	98.2%
Research and development expense	3,119,013	2,362,752	756,261	32.0%
Sales and marketing expense	3,738,195	4,402,452	(664,257)	(15.1)%
General and administrative expense	6,710,275	6,058,148	652,127	10.8%
Impairment of long-lived intangible assets	4,000,000	—	4,000,000	100%
Total operating expenses	19,692,788	13,895,537	5,797,251	41.7%
Loss from operations	(16,397,361)	(12,207,335)	(4,190,026)	34.3%
Interest expense	(4,204,108)	(1,313,824)	(2,890,284)	220.0%
Other income, net	20,608	312,704	(292,096)	(93.4)%
Change in fair value of warrant, derivative liability and conversion option liability	161,031	(145,365)	306,396	(210.8)%
Loss on extinguishment of debt	(4,605,158)	—	(4,605,158)	(100.0)%
Net loss	(25,024,988)	(13,353,820)	(11,671,168)	87.4%
Deemed dividend attributable to preferred stockholders	—	(995,000)	995,000	100%
Net loss attributable to common stockholders	$(25,024,988)	$(14,348,820)	$(10,676,168)	74.4%

Revenue

Sales and allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
Gross product sales
Mytesi	$4,493,570	$1,958,927	$2,534,643	129.4%
Neonorm	67,574	73,374	(5,800)	(7.9)%
Total gross product sales	4,561,144	2,032,301	2,528,843	124.4%
Medicare rebates	(269,127)	(146,297)	(122,830)	84.0%
Sales discounts - Mytesi	(736,850)	(172,793)	(564,057)	326.4%
Sales returns - Mytesi	(57,935)	(45,649)	(12,286)	26.9%
Wholesaler fee - Mytesi	(201,805)	(156,749)	(45,056)	28.7%
Net product sales	$3,295,427	$1,510,813	$1,784,614	118.1%

Product revenue

Our gross product revenues were $4,561,144 and $2,032,301 for the six months ended June 30, 2019 and 2018, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $4,493,570 and $1,958,927 in the six months ended June 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution and increased sales presence.

Sales discounts were $736,850 and $172,793 for the six months ended June 30, 2019 and 2018, respectively, an increase of $564,057. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. The increase in allowance is mostly due to the transition in distributors during 2019. Sales discounts of $736,850 for the six months ended June 30, 2019 consists of chargebacks of approximately 13% on Mytesi gross product sales.

Animal

Our Neonorm product revenues were $67,574 and $73,374 for the six months ended June 30, 2019 and 2018, respectively. Focus on sales and marketing for Neonorm products had decreased during 2019.

Collaboration Revenue

Collaboration revenue was derived from our January 2017 licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia. Elanco terminated the arrangement in January 2018 and all remaining deferred revenue was recognized at that time. We recognized collaboration revenues of $0 and $177,389 for the six months ended June 30, 2019 and 2018, respectively.

Cost of Product Revenue

Comparison of the Six Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
Cost of Product Revenue
Material cost	$1,049,218	$476,156	$573,062	120.4%
Direct labor	296,454	265,703	30,751	11.6%
Distribution fees	155,349	163,118	(7,769)	(4.8)%
Royalties	103,756	43,223	60,533	140.0%
Other	520,528	123,985	396,543	319.8%
Total	$2,125,305	$1,072,185	$1,053,120	98.2%

Cost of product revenue increased $1,053,120 from $1,072,185 in the six months ended June 30, 2018 to $2,125,305 for the same period in 2019. The increase in cost of product revenue year over year was due to increased sales of Mytesi, and other expenses which included the write-off of non-conforming inventory, and expense for equipment maintenance.

Research and Development Expense

Comparison of the Six Months ended June 30, 2019 and 2018

The following table presents the components of research and development expense for the six months ended June 30, 2018 and 2017 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
R&D:
Personnel and related benefits	$971,104	$1,145,473	$(174,369)	(15.2)%
Materials expense and tree planting	62,350	106,324	(43,974)	(41.4)%
Travel, other expenses	89,512	47,096	42,416	90.1%
Clinical and contract manufacturing	1,378,776	619,426	759,350	122.6%
Stock-based compensation	215,948	224,749	(8,801)	(3.9)%
Other	401,323	219,684	181,639	82.7%
Total	$3,119,013	$2,362,752	$756,261	32.0%

Research and development expense increased $756,261 from $2,362,752 in the six months ended June 30, 2018 to $3,119,013 for the six months ended June 30, 2019 due primarily to:

•

Clinical and contract manufacturing expense increased $759,350 from $619,426 in the six months ended June 30, 2018 to $1,378,776 in the same period in 2019 primarily due to an increase in contract manufacturing costs for enhanced manufacturing process improvements the Company is developing to reduce the cost of revenue.

•	Personnel and related benefits decreased $174,369 from $1,145,473 in the six months ended June 30, 2018 to $971,104 in the same period in 2019 due to changes in headcount and related salaries.

•

Other expenses, consisting primarily of consulting, formulation and regulatory fees, increased $182,448 from $218,875 in the six months ended June 30, 2018 to $401,323 in the same period in 2019. Consulting expenses increased due to an increase in clinical trial consultants consistent with the temporary termination of clinical trials and an increase in R&D testing consultant work, net of an increase in Napo consulting expense. Formulation expenses were relatively constant in the comparative periods. Regulatory expenses decreased due to the Company receiving a waiver of fee payment from the FDA. Formulation expenses were relatively constant in the comparative periods.

Sales and Marketing Expense

Comparison of the Six Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
S&M:
Personnel and related benefits	$2,511,891	$1,684,098	$827,793	49.2%
Stock-based compensation	46,093	20,552	25,541	124.3%
Direct Marketing Fees	939,454	2,201,051	(1,261,597)	(57.3)%
Other	240,757	496,751	(255,994)	(51.5)%
Total	$3,738,195	$4,402,452	$(664,257)	(15.1)%

Sales and marketing expense decreased $664,257 from $4,402,452 in the six months ended June 30, 2018 to $3,738,195 in the same period in 2019 due primarily to:

•

Direct marketing and sales expense decreased $1,261,597 from $2,201,051 in the six months ended June 30 31, 2018 to $939,454 for the same period in 2019 due to a decrease in marketing programs for Mytesi.

•

Personnel and related benefits increased $827,793 from $1,684,098 in the six months ended June 30, 2018 to $2,511,891 in the same period in 2019 due to the expansion of our sales and marketing headcount in support of Mytesi. The increased sales representatives for the six months ended 2019 and the 'boots on ground' strategy was implemented to enhance the face-to-face presence with designated high decile prescribers; and at the same time supplementing efforts with marketing, medical education, and sales promotion.

•	Other expenses decreased $255,994 from $496,751 in the six months ended June 30, 2018 to $240,757 in the same period in 2019 largely due to reduction in advertising costs of $474,214.

General and Administrative Expense

Comparison of the Six Months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018	Variance	Variance %
G&A:
Personnel and related benefits	$897,989	$878,758	$19,231	2.2%
Accounting fees	361,384	355,386	5,998	1.7%
Third-party consulting fees	1,263,846	837,113	426,733	51.0%
Legal fees	1,114,186	1,386,192	(272,006)	(19.6)%
Travel	99,481	153,132	(53,651)	(35.0)%
Stock-based compensation	610,835	491,396	119,439	24.3%
Rent and lease expense	418,181	198,757	219,424	110.4%
Public company expenses	430,300	386,431	43,869	11.4%
Other	1,514,073	1,370,983	143,090	10.4%
Total	$6,710,275	$6,058,148	$652,127	10.8%

General and administrative expenses increased $652,127 from $6,058,148 in the six months ended June 30, 2018 to $6,710,275 for the same period in 2019 primarily due to increases in legal fees,  rent expense and stock-based compensation expense:

•

Other general and administrative expenses increased $143,090 from $1,370,983 in six months ended June 30, 2018 to $1,514,073 in the same period in 2019 largely due to $26,843 of Delaware state taxes, increased business insurance premiums of $55,327 for property and casualty, and $80,975 of directors and officers liability insurance (D&O).

•

Consulting fees increased $426,733 from $837,113 in the six months ended June 30, 2018 to $1,263,846 in the same period in 2019. This was to supplement the technical accounting and Finance Planning and Analysis needs of the current staff. Human Resource and Information Technology consulting services have also been in place in lieu of a regular employees.

•

Stock-based compensation expense increased $119,439 from $491,396 in the six months ended June 30, 2018 to $610,835 in the same period in 2019 due to an increase in the volume of option grants to new and existing employees.

•

Legal fees decreased $272,006 from $1,386,192 in the six months ended June 30, 2018 to $1,114,186 in the same period in 2019. Except for capitalized legal costs related to financing, other corporate transactions requiring legal support declined.

•	Accounting fees increased slightly by $5,998 from $355,386 in the six months ended June 30, 2018 to $361,384 in the same period in 2019.
•

Rent and lease expense increased $219,424 from $198,757 in the six months ended June 30, 2018 to $418,181 in the same period in 2019 primarily due to contractual increases in rent on the Company’s office facilities and the additional increase in rent expense beginning in March 2019 due to the cost of the LOC warrant.

In the near term, we  expect general and administrative expense to remain the same as we focus on other areas of operations. This will include growing the business without adding headcount or increasing facilities.

Impairment of Indefinite-lived Intangible Assets

Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the six months ended June 30, 2019. There were no impairment charges recorded in the six months ended June 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value.

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2019 and 2018 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
Product revenue	$1,705,694	$883,846	$821,848	93.0%
Collaboration revenue	—	—	—	—%
Total revenue	1,705,694	883,846	821,848	93.0%
Operating Expenses
Cost of product revenue	1,260,362	608,024	652,338	107.3%
Research and development expense	1,697,653	1,604,886	92,767	5.8%
Sales and marketing expense	2,173,071	2,690,262	(517,191)	(19.2)%
General and administrative expense	3,196,861	3,059,748	137,113	4.5%
Impairment of indefinite-lived intangible assets	4,000,000	—	4,000,000	100.0%
Total operating expenses	12,327,947	7,962,920	4,365,027	54.8%
Loss from operations	(10,622,253)	(7,079,074)	(3,543,179)	50.1%
Interest expense, net	(3,656,978)	(711,802)	(2,945,176)	413.8%
Other income (expense), net	14,224	15,204	(980)	(6.4)
Change in fair value of warrant, derivative liability and conversion option liability	207,088	118,489	88,599	74.8%
Loss on extinguishment of debt	(2,663,198)	—	(2,663,198)	(100.0)
Net loss	(16,721,117)	(7,657,183)	(9,063,934)	118.4%
Deemed dividend attributable to preferred stock	—	(995,000)	995,000	(100.0)
Net income (loss) attributable to common shareholders	$(16,721,117)	$(8,652,183)	(8,068,934)	93.3%

Revenue

Sales and allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
Gross product sales
Mytesi	$2,350,058	$1,163,187	$1,186,871	102.0%
Neonorm	20,962	29,676	(8,714)	(29.4)%
Total gross product sales	2,371,020	1,192,863	1,178,157	98.8%
Medicare rebates	(153,307)	(121,203)	(32,104)	26.5%

Sales discounts - Mytesi	(389,402)	(90,841)	(298,561)	328.7%
Sales returns - Mytesi	(25,789)	(15,629)	(10,160)	65.0%
Wholesaler fee - Mytesi	(96,828)	(81,344)	(15,484)	19.0%
Net product sales	$1,705,694	$883,846	$821,848	93.0%

Product revenue

Our gross product revenues were $2,371,020 and $1,192,863 for the three months ended June 30, 2019 and 2018, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $2,350,058 and $1,163,187 in the three months ended June 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution channel and increased sales presence.

Sales discounts were $389,402 and $90,841 for the three months ended June 30, 2019 and 2018, respectively, an increase of $298,561. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. The increase in allowance is mostly due to the transition in distributors during 2019.

Animal

We recognized Neonorm gross revenues of $20,962 and $29,676 for the three months ended June 30, 2019 and 2018, respectively. Focus on sales and marketing for Neonorm products had decreased during 2019.

Collaboration Revenue

Collaboration revenue is derived from our January 2017 licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia. Elanco terminated the arrangement in January 2018 and all remaining deferred revenue was recognized at that time. We did not recognize collaboration revenues for the three months ended June 30, 2019 and 2018, respectively.

Cost of Product Revenue

Comparison of the Three Months ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
Cost of Product Revenue
Material cost	$537,365	$246,884	$290,481	117.7%
Direct labor	173,458	114,688	58,770	51.2%
Distribution fees	65,529	94,168	(28,639)	(30.4)%
Royalties	48,491	31,727	16,764	52.8%
Other	435,519	120,557	314,962	261.3%
Total	$1,260,362	$608,024	$652,338	107.3%

Cost of product revenue increased $652,338 from $608,024 in the three months ended June 30, 2018 to $1,260,362 for the same period in 2019. The increase in cost of product revenue quarter over quarter was due to increased sales of Mytesi, and other expenses which included the write-off of non-conforming inventory and the costs of equipment maintenance.

Research and Development Expense

Comparison of the Three Months ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
R&D:
Personnel and related benefits	$417,104	$559,340	$(142,236)	(25.4)%
Materials expense and tree planting	34,885	44,315	(9,430)	(21.3)%
Travel, other expenses	71,568	26,602	44,966	169.0%
Clinical and contract manufacturing	778,173	593,956	184,217	31.0%
Stock-based compensation	148,844	145,035	3,809	2.6%
Other	247,079	235,638	11,441	4.9%
Total	$1,697,653	$1,604,886	$92,767	5.8%

Research and development expense increased $92,767 from $1,604,886 in the three months ended June 30, 2019 to $1,697,653 for the same period in 2019 largely due to:

•

Clinical and contract manufacturing expense increased $184,217 from $593,956 in the three months ended June 30, 2018 to $778,173 in the same period in 2019 primarily due to an increase in contract manufacturing costs for enhanced manufacturing process improvements the Company is developing to reduce the cost of revenue.

•	Personnel and related benefits decreased $142,236 from $559,340 in the three months ended June 30, 2018 to $417,104 in the same period in 2019 due to changes in headcount and related salaries.
•

Other expenses, consisting primarily of consulting, formulation and regulatory fees, increased $11,441 from $235,638 in the three months ended June 30, 2018 to $247,079 in the same period in 2019. Consulting expenses increased due to an increase in clinical trial consultants consistent with the temporary termination of clinical trials and an increase in R&D testing consultant work, net of an increase in Napo consulting expense. Formulation expenses were relatively constant in the comparative periods. Regulatory expenses decreased due to the Company receiving a waiver of fee payment from the FDA. Formulation expenses were relatively constant in the comparative periods.

Sales and Marketing Expense

Comparison of the Three Months ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
S&M:
Personnel and related benefits	$1,470,493	$1,052,234	$418,259	39.7%
Stock-based compensation	12,251	18,167	(5,916)	(32.6)%
Direct marketing fees and expense	574,781	1,168,973	(594,192)	(50.8)%
Other	115,546	450,888	(335,342)	(74.4)%
Total	$2,173,071	$2,690,262	$(517,191)	(19.2)%

Sales and marketing expense decreased $517,191 from $2,690,262 in the three months ended June 30, 2018 to $2,173,071 in the same period in 2019 largely due to a decrease in marketing programs and advertising costs for Mytesi.

•

Direct marketing and sales expense decreased $594,192 from $1,168,973 in the three months ended June 30, 2018 to $574,781 for the same period in 2019 due to a decrease in marketing programs for Mytesi.

•

Personnel and related benefits increased $418,259 from $1,052,234 in the three months ended June 30, 2018 to $1,470,493 in the same period in 2019 due to the expansion of our sales and marketing headcount in support of Mytesi. The increased sales representatives for the three months ended 2019 and the 'boots on ground' strategy was implemented to enhance the face-to-face presence with designated high decile prescribers; and at the same time supplementing efforts with marketing, medical education, and sales promotion.

•	Other expenses decreased $335,342 from $450,888 in the three months ended June 30, 2018 to $115,546 in the same period in 2019 largely due to a decrease of $378,674 in speaker fees.

General and Administrative Expense

Comparison of the Three Months ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
	2019	2018	Variance	Variance %
G&A:
Personnel and related benefits	$449,546	$472,715	$(23,169)	(4.9)%
Accounting fees	91,411	105,780	(14,369)	(13.6)%
Third-party consulting fees	692,875	439,296	253,579	57.7%
Legal fees	355,455	656,622	(301,167)	(45.9)%
Travel	45,919	78,879	(32,960)	(41.8)%
Stock-based compensation	285,273	301,252	(15,979)	(5.3)%
Rent and lease expense	229,989	97,928	132,061	134.9%
Public company expenses	243,008	188,903	54,105	28.6%
Other	803,385	718,373	85,012	11.8%
Total	$3,196,861	$3,059,748	$137,113	4.5%

General and administrative expenses increased $137,113 from $3,059,748 in the three months ended June 30, 2018 to $3,196,861 for the same period in 2019,

•

Other general and administrative expenses increased $85,012 from $718,373 in three months ended June 30, 2018 to $803,385 in the same period in 2019 largely due to $13,317 of Delaware state taxes, increased $36,662 of business insurance premiums for property and casualty, and $67,576 of D&O liability insurance.

•

Consulting fees increased $253,579 from $439,296 in the three months ended June 30, 2018 to $692,875 in the same period in 2019. This was to supplement the technical accounting and Finance Planning and Analysis needs of the current staff. Human Resource and Information Technology consulting services have also been in place in lieu of regular employees.

•

Legal fees decreased $301,167 from $656,622 in the three months ended June 30, 2018 to $355,455 in the same period in 2019. Except for capitalized legal costs related to financing, other corporate transactions requiring legal support declined.

•	Accounting fees decreased slightly by $14,369 from $105,780 in the three months ended June 30, 2018 to $91,411 in the same period in 2019.
•

Rent and lease expense increased $219,424 from $198,757 in the six months ended June 30, 2018 to $418,181 in the same period in 2019 primarily due to contractual increases in rent on the Company’s office facilities and the additional increase in rent expense beginning in March 2019 due to the cost of the LOC warrant.

In the near term, we expect general and administrative expense to remain the same as we consolidate sales territories and simultaneously focus on our pipeline development. This will include growing the business without adding headcount or increasing facilities.

Impairment of Indefinite-lived Intangible Assets

Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the three months ended June 30, 2019. There were no impairment charges recorded in the three months ended June 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended June 30, 2019 and 2018, we had net losses of $16.7 million and $7.7 million, respectively, and for the six months ended June 30, 2019 and 2018, we had net losses of $25.0 million and $13.4 million, respectively. We expect to incur additional losses in the near-term future. At June 30, 2019 we had an accumulated deficit of $119.6 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $1.6 million as of June 30, 2019.  We do not believe our current capital, supplemented by our recent financing of $14.3 million net proceeds, is sufficient to fund our operating plan through one year from August 14, 2019.  Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Annual Report on Form 10‑K for the year ended December 31, 2018 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Our funding activities in the six months ended June 30, 2019 were as follows:

•

Between January and April 2019, we issued 76,190 shares of its common stock via an equity line of credit with Oasis Capital. A further 114,285 shares of common stock were issued to Oasis Capital via an option to increase this equity line of credit.  Total proceeds were $2.5 million.

•

Between January and June 2019, we entered into exchange agreements with Chicago Venture Partners L.P., pursuant to which we issued to CVP 395,970 shares of common stock, with a fair value of $8.2 million,  in exchange for a reduction of approximately $5.8 million in the principal amount of the CVP Promissory Notes and $2.4 million in accrued interest thereon.

•

Since March 2019, we entered into a securities purchase agreement with selected investors, pursuant to which we issued up to $5.1 million in promissory notes (Bridge Notes). On July 19, 2019, $5,050,000 aggregate principal amount of Bridge Notes were issued in offerings and the proceeds from such offerings were paid to Jaguar. As an inducement, we issued 5-year warrants to the bridge note holders to purchase shares of Common Stock in an amount equal to 75% or 125% of the principal amount divided by the exercise price. Refer to Note 13 Subsequent Events for further discussion on the underwritten public offering by Jaguar on July 23, 2019.

•

In March 2019, we entered into a securities purchase agreement with Oasis Capital, whereby we issued in a registered direct public offering 19,019 shares to Oasis Capital for gross proceeds of approximately $0.3 million.

•	In March 2019, we issued 19,752 shares of our common stock in lieu of a cash payment of $0.4 million in interest expense on the Napo convertible notes payable.
•

Between May and June 2019, we entered into exchange agreements with Chicago Venture Partners L.P., pursuant to which we issued to CVP 817,863 shares of common stock with a fair value of $5.6 million,  in exchange for a reduction of approximately $5.1 million in the principal amount of CVP Exchange Note 1 and $0.4 million in accrued interest thereon.

•

On July 19, 2019, the Company announced the pricing of a registered public offering by the Company. On July 23, 2019, we closed an underwritten public offering of units for gross proceeds of $16.56 million, which includes the full exercise of the underwriter's over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company. Proceeds from the offering will be used to fund advancement of the Company’s pipeline and business development activities, repay outstanding debt and for working capital and other general corporate purposes. Refer to Note 13 Subsequent Events for discussion about the July 2019 financing activities.

We expect our expenditures will continue to increase as we continue our efforts to develop our products and continue development of our pipeline in the near term. We do not believe our current capital, supplemented by our recent financing of $14.3 million net proceeds, is sufficient to fund our operating plan through one year from August 14, 2019. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the condensed consolidated financial statements.

Cash Flows for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table shows a summary of cash flows for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018
Total cash used in operating activities	$(8,771,217)	$(15,018,513)
Total cash used in investing activities	(6,508)	(6,527)
Total cash provided by financing activities	7,816,161	16,676,646
	$(961,564)	$1,651,606

Cash Used in Operating Activities

During the six months ended June 30, 2019,  net cash used in operating activities of $8,771,217 resulted from our net loss of $25,024,988 adjusted for an impairment charge of $4,000,000 associated with our indefinite-lived intangible assets, a  reduction in the fair value of warrant liabilities of $161,031, debt discounts and debt issuance costs of $3,879,353, stock-based compensation of $872,876, depreciation and amortization expenses of $873,142,  amortization of operating lease right-of-use assets of $132,532, loss on the extinguishment of debt of $4,605,158 and of changes in operating assets and liabilities of $2,051,741.

During the six months ended June 30, 2018, cash used in operating activities of $15,018,513 resulted from our net loss of $13,353,820, adjusted by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $817,927, stock-based compensation of $736,697, reduction in the fair value of warrants, conversion option and derivative liability of $141,230, common stock issued in exchange for services rendered of $6,425, depreciation and amortization expenses of $659,230, interest paid on the conversion of debt to equity of $59,737, net of changes in operating assets and liabilities of $3,800,479.

Cash Used in Investing Activities

During the six months ended June 30, 2019 and 2018, cash used in investing activities of $6,508 and $6,527, respectively, consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2019,  net cash provided by financing activities of $7,816,161 consisted of $5,050,000 in proceeds from the issuance of short-term Bridge Notes and  $2,869,161 in net proceeds received from the issuance of common stock, offset by $100,000 in repayments of notes payable and $3,000 in payments for deferred offering costs.

During the six months ended June 30, 2018, cash provided by financing activities of $16,676,646 primarily consisted of  $1,305,774 and $750,100 received in separate PIPE (“Private Investment in Public Entity”) financings, $14.0 million in net proceeds from the Sagard financing, including $5,000,000 in net proceeds received from the issuance of common stock and $9,000,002 in net proceeds received from the issuance of convertible preferred stock, $2,310,000 received in the issuance of non-convertible debt, offset by $1,689,200 in principal payments of our long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief

Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

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

•	We hired two senior level permanent accounting personnel and trained to further educate the existing staff on the accounting of significant complex transactions and technical accounting matters;
•	Continue to reassess the staffing level and implement process improvements to ensure that our remediation plan is successful.

We cannot assure you that the measures we may take in response to this material weakness will be sufficient to remediate such material weakness or to avoid potential future material weaknesses.

Internal Control over Financial Reporting

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10‑Q, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in the design of our internal controls over financial reporting relating to staff turnover in our accounting department.

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

On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion was granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018.  The Defendants filed a motion to dismiss on March 12, 2018, for which oral arguments were held on June 14, 2018.  The court dismissed the amended complaint on September 20, 2018 but gave Plaintiff leave to amend the complaint within 20 days from the date of dismissal.  On October 10, 2018, Plaintiff amended the complaint to focus on the Company’s commercial strategy in support of Equilevia and the related disclosure statements in the Form S-4 described above.  On November 6, 2018, the Defendants moved to dismiss the second amended complaint. The Defendants argued in their motion that the second amended complaint fails to state a claim upon which relief can be granted because the omissions and misrepresentations alleged in the complaint are immaterial as a matter of law. The court denied the Defendants’ motion to dismiss on June 28, 2019. The defendants answered the second amended complaint on August 2, 2019. Discovery will now proceed. If the Plaintiff were able to prove his allegations in this matter and to establish the damages he asserts, then an adverse ruling could have a material impact on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than equity securities issued in transactions disclosed on our Form 8-K/A filed with the SEC on July 12, 2019, there were no unregistered sales of equity securities during the period.

Item 5.  Other Information

Departure of Directors or Certain Officer

On August 9, 2019, Karen Wright notified the Company of her intention to resign from her position as Chief Financial Officer and Treasurer effective immediately. On August 13, 2019, the board of directors of the Company appointed Carol R. Lizak, the Company’s Vice President of Finance & Corporate Controller, to serve as the Company’s principal financial and accounting officer effective immediately.

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

3.4		Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed July 23, 2019, File No. 001-36714).
4.1		Specimen Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8‑K of Jaguar Health, Inc. filed June 1, 2018, File No. 001‑36714).
4.2

Secured Promissory Note, dated May 28, 2019, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8‑K of Jaguar Health, Inc. filed June 3, 2019, File No. 001‑36714).

4.3

Secured Promissory Note, dated May 28, 2019, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Form 8‑K of Jaguar Health, Inc. filed June 3, 2019, File No. 001‑36714).

4.4		Form of Series 1 Warrant (incorporated by reference to Exhibit 4.1 to the Form 8‑K of Jaguar Health, Inc. filed July 23, 2019, File No. 001‑36714).
4.5		Form of Series 2 Warrant (incorporated by reference to Exhibit 4.2 to the Form 8‑K/A of Jaguar Health, Inc. filed July 23, 2019, File No. 001‑36714).
10.1

Guaranty and Suretyship Agreement, dated May 28, 2019, made by Jaguar Health, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed June 3, 2019, File No. 001-36714).

10.2

Exchange Agreement, dated May 28, 2019, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed June 3, 2019, File No. 001-36714).

10.3

Security Agreement, dated May 28, 2019, between Jaguar Health, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Form 8-K of Jaguar Health, Inc. filed June 3, 2019, File No. 001-36714).

10.4

Security Agreement, dated May 28, 2019, between Napo Pharmaceuticals, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Form 8-K of Jaguar Health, Inc. filed June 3, 2019, File No. 001-36714).

10.5		Form of Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 5, 2019, File No. 001-36714).
10.6	*	Form of Exchange Agreement, between Jaguar Health, Inc. and Chicago Venture Partners, L.P.
10.7

Form of Warrant Agency Agreement between Jaguar Health, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.117 to the Form S-1/A of Jaguar Health, Inc. filed on July 15, 2019, File No. 333-231399).

10.8		Form of Leak-out Agreement (incorporated by reference to Exhibit 10.118 to the Form S-1/A of Jaguar Health, Inc. filed on July 18, 2019, File No. 333-231399).
31.1*		Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*		Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2019
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer