Form 10-Q
period 2019-09-30
Jaguar Health, Inc.
filed 2019-11-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019 there were 10,852,125 shares of voting common stock, par value $0.0001 per share, outstanding, 40,301,237 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 38,382 shares of voting common stock),  5,524,926 shares of Series A convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 473,565 shares of voting common stock, subject to certain voting restrictions as provided in the Certificate of Designation for the convertible preferred stock), 1,971 shares of Series B convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 985,500 shares of voting common stock, subject to certain voting restrictions as provided in the Certificate of Designation for the convertible preferred stock), and 63 shares of Series B-1 convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 630,063 shares of voting common stock, subject to certain restrictions as provided in the Certificate of Designation for the convertible preferred stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash	$2,069,534	$2,568,191
Accounts receivable	1,593,531	995,683
Other receivable	—	6,118
Inventory	2,322,137	3,342,177
Prepaid expenses and other current assets	1,563,458	1,237,772
Total current assets	7,548,660	8,149,941
Property and equipment, net	720,345	760,617
Operating lease - right-of-use asset	730,840	—
Intangible assets, net	26,445,555	31,710,556
Other assets	181,144	420,831
Total assets	$35,626,544	$41,041,945

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$4,752,097	$5,414,260
Accrued liabilities	3,364,021	4,939,441
Warrant liability	10,029	220,376
Convertible debt, net of discount	—	11,239,170
Operating lease liability	442,017	—
Notes payable, net of discount	—	4,845,575
Total current liabilities	8,568,164	26,658,822
Notes payable long term, net of discount	6,678,461	—
Total liabilities	$15,246,625	$26,658,822

Commitments and contingencies (See Note 6)

Series A convertible preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; 5,524,926 shares issued and outstanding at September 30, 2019 and December 31, 2018; (redemption value and liquidation preference of $12,738,822 and $9,199,002 at September 30, 2019 and December 31, 2018, respectively)	$9,000,002	$9,000,002

Stockholders' equity:
Series B convertible preferred stock: $0.0001 par value, 11,000 and zero shares authorized at September 30, 2019 and December 31, 2018, respectively; 1,971 and zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	409,401	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 9,395,458 and 351,472 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	940	35
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; 40,301,237 shares issued and outstanding at September 30, 2019 and December 31, 2018	4,030	4,030
Additional paid-in capital	138,096,378	99,929,835
Accumulated deficit	(127,130,832)	(94,550,779)
Total stockholders' equity	$11,379,917	$5,383,121
Total liabilities, convertible preferred stock and stockholders' equity	$35,626,544	$41,041,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product revenue	$972,779	$1,132,067	$4,268,206	$2,642,880
Collaboration revenue	—	—	—	177,389
Total revenue	972,779	1,132,067	4,268,206	2,820,269
Operating expenses
Cost of product revenue	947,495	736,733	3,072,800	1,808,918
Research and development	1,307,296	1,481,166	4,426,308	3,843,918
Sales and marketing	1,698,440	2,716,752	5,436,635	7,119,204
General and administrative	3,106,633	2,703,628	9,816,909	8,761,776
Settlement of Tempesta Royalty License Agreement	640,000	—	640,000	—
Impairment of indefinite-lived intangible assets	—	—	4,000,000	—
Total operating expenses	7,699,864	7,638,279	27,392,652	21,533,816
Loss from operations	(6,727,085)	(6,506,212)	(23,124,446)	(18,713,547)
Interest expense	(1,352,845)	(872,044)	(5,556,953)	(2,185,868)
Other income (expense)	28,784	9,540	49,392	322,244
Change in fair value of warrants, derivative liability and conversion option liability	841,834	26,231	1,002,865	(119,134)
Gain on Valeant settlement	—	1,204,133	—	1,204,133
Loss on extinguishment of debt	(335,753)	—	(4,940,911)	—
Loss before income tax	(7,545,065)	(6,138,352)	(32,570,053)	(19,492,172)
Income tax expense	(10,000)	—	(10,000)	—
Net loss and comprehensive loss	(7,555,065)	(6,138,352)	(32,580,053)	(19,492,172)
Deemed dividend attributable to Series A preferred stock	—	—	—	(995,000)
Deemed dividend attributable to Series B preferred stock	(3,875,778)	—	(3,875,778)	—
Deemed dividend attributable to the Series 1 warrant modification	(252,106)	—	(252,106)	—
Net loss attributable to common shareholders	$(11,682,949)	$(6,138,352)	$(36,707,937)	$(20,487,172)
Net loss per share, basic and diluted	$(2.00)	$(37.77)	$(13.37)	$(143.25)
Weighted-average common shares outstanding, basic and diluted	5,841,790	162,506	2,746,523	143,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

	Series A		Series B		Common		Common				Total
	Preferred Stock		Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance June 30, 2018	5,524,926	$9,000,002	—	$—	124,808	$12	40,301,237	$4,030	$89,772,794	$(75,758,542)	$14,018,294
Issuance of common stock in exchange for payment of interest expense (Kingdon)	—	—	—	—	4,580	—	—	—	479,808	—	479,808
Issuance of common stock July 2018	—	—	—	—	6,725	1	—	—	624,896	—	624,897
Issuance of common stock in debt financing September 2018	—	—	—	—	1,071	—	—	—	48,000	—	48,000
Issuance of warrants in debt financing September 2018	—	—	—	—	—	—	—	—	118,149	—	118,149
Issuance of warrants for September 2018 office lease	—	—	—	—	—	—	—	—	493,688	—	493,688
Stock-based compensation	—	—	—	—	—	—	—	—	680,094	—	680,094
Net loss	—	—	—	—	—	—	—	—	—	(6,138,352)	(6,138,352)
Three Months Ended September 30, 2018	5,524,926	$9,000,002	—	$—	137,184	$13	40,301,237	$4,030	$92,217,429	$(81,896,894)	$10,324,578

	Series A		Series B		Common		Common				Total
	Preferred Stock		Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance June 30, 2019	5,524,926	$9,000,002	—	$—	1,799,381	$180	40,301,237	$4,030	$117,927,532	$(119,575,767)	$(1,644,025)
Issuance of Series B convertible preferred stock, net	—	—	10,787	2,240,594	—	—	—	—	—	—	2,240,594
Beneficial conversion feature of the Series B convertible preferred stock	—	—	—	(3,875,778)	—	—	—	—	3,875,778	—	—
Deemed dividend on the Series B convertible preferred stock	—	—	—	3,875,778	—	—	—	—	(3,875,778)	—	—
Issuance of common stock in Class A Units, net	—	—	—	—	2,886,500	289	—	—	1,198,833	—	1,199,122
Issuance of Series 1 warrants in Class A and B Units	—	—	—	—	—	—	—	—	5,304,989	—	5,304,989
Issuance of Series 2 warrants in Class A and B Units	—	—	—	—	—	—	—	—	5,304,989	—	5,304,989
Modification of Series 1 warrants	—	—	—	—	—	—	—	—	252,106		252,106
Deemed dividend attributable to Series 1 warrant modification	—	—	—	—	—	—	—	—	(252,106)		(252,106)
Bridge warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	4,259,327	—	4,259,327
LOC warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	71,079	—	71,079
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(8,816)	(1,831,193)	4,408,000	441	—	—	1,830,752	—	—
Issuance of common stock in exchange of CVP Exchange Notes	—	—	—	—	301,577	30	—	—	1,088,768	—	1,088,798
Stock-based compensation	—	—	—	—	—	—	—	—	1,110,109	—	1,110,109
Net loss	—	—	—	—	—	—	—	—	—	(7,555,065)	(7,555,065)
Three Months Ended September 30, 2019	5,524,926	$9,000,002	1,971	$409,401	9,395,458	$940	40,301,237	$4,030	$138,096,378	$(127,130,832)	$11,379,917

The accompanying notes are an integral part of these condensed consolidated financial statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

	Series A		Series B		Common		Common				Total
	Preferred Stock		Preferred Stock		Stock - voting		Stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance January 1, 2018	—	$—	—	$—	59,721	$6	42,617,893	$4,262	$79,661,456	$(62,404,722)	$17,261,002
Issuance of preferred stock and common stock in a private placement	5,524,926	9,000,002	—	—	28,011	3	—	—	4,999,997	—	5,000,000
Beneficial conversion feature of the series A convertible preferred stock	—	(995,000)	—	—	—	—	—	—	995,000	—	995,000
Deemed dividend on the series A convertible preferred stock	—	995,000	—	—	—	—	—	—	(995,000)	—	(995,000)
Issuance of common stock	—	—	—	—	17,075	2	—	—	2,055,872	—	2,055,874
Issuance of common stock in exchange for redemption of convertible debt	—	—	—	—	13,665	1	—	—	1,607,420	—	1,607,421
Issuance of common stock in exchange for services	—	—	—	—	47	—	—	—	6,425	—	6,425
Issuance of common stock in exchange for payment of interest expense	—	—	—	—	4,081	—	—	—	704,725	—	704,725
Conversion of non-voting common stock to voting common stock	—	—	—	—	2,206	—	(2,316,656)	(232)	232	—	-
Issuance of common stock in exchange for payment of interest expense (Kingdon)	—	—	—	—	4,582	—	—	—	479,808	—	479,808
Issuance of common stock July 2018	—	—	—	—	6,725	1	—	—	624,896	—	624,897
Issuance of common stock in debt financing September 2018	—	—	—	—	1,071	—	—	—	48,000	—	48,000
Issuance of warrants in debt financing September 2018	—	—	—	—	—	—	—	—	118,149	—	118,149
Issuance of warrants for September 2018 office lease	—	—	—	—	—	—	—	—	493,688	—	493,688
Fractional common stock shares repurchased	—	—	—	—	—	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	—	—	—	—	1,416,791	—	1,416,791
Net loss	—	—	—	—	—	—	—	—	—	(19,492,172)	(19,492,172)
Nine Months Ended September 30, 2018	5,524,926	$9,000,002	—	$—	137,184	$13	40,301,237	$4,030	$92,217,429	$(81,896,894)	$10,324,578

The accompanying notes are an integral part of these condensed consolidated financial statements

	Series A		Series B		Common		Common				Total
	Preferred Stock		Preferred Stock		stock - voting		stock - non-voting		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Beginning Balance - January 1, 2019	5,524,926	$9,000,002	—	$—	351,472	$35	40,301,237	$4,030	$99,929,835	$(94,550,779)	$5,383,121
Issuance of common stock to Oasis, put exercise	—	—	—	—	195,319	20	—	—	2,602,876	—	2,602,896
Issuance of common stock to Oasis, registered offering	—	—	—	—	19,019	1	—	—	266,265	—	266,266
Issuance of common stock in exchange of CVP Notes	—	—	—	—	395,970	40	—	—	8,224,883	—	8,224,923
Issuance of common stock in exchange for payment of interest expense (Kingdon)	—	—	—	—	19,752	2	—	—	446,727	—	446,729
Issuance of common stock in exchange of CVP Exchange Notes	—	—	—	—	1,119,440	112	—	—	6,672,838	—	6,672,950
Issuance of Series B convertible preferred stock, net	—	—	10,787	2,240,594	—	—	—	—	—	—	2,240,594
Beneficial conversion feature of the Series B convertible preferred stock	—	—	—	(3,875,778)	—	—	—	—	3,875,778	—	—
Deemed dividend on the Series B convertible preferred stock	—	—	—	3,875,778	—	—	—	—	(3,875,778)	—	—
Issuance of common stock in Class A Units, net	—	—	—	—	2,886,500	289	—	—	1,198,833	—	1,199,122
Issuance of Series 1 warrants in Class A and B Units	—	—	—	—	—	—	—	—	5,304,989	—	5,304,989
Issuance of Series 2 warrants in Class A and B Units	—	—	—	—	—	—	—	—	5,304,989	—	5,304,989
Modification of Series 1 warrants	—	—	—	—	—	—	—	—	252,106		252,106
Deemed dividend attributable to Series 1 warrant modification	—	—	—	—	—	—	—	—	(252,106)		(252,106)
Bridge warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	4,259,327	—	4,259,327
LOC warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	71,079	—	71,079
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(8,816)	(1,831,193)	4,408,000	441	—	—	1,830,752	—	—
Fractional common stock shares repurchased	—	—	—	—	(14)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,982,985	—	1,982,985
Net loss	—	—	—	—	—	—	—	—	—	(32,580,053)	(32,580,053)
Nine Months Ended September 30, 2019	5,524,926	$9,000,002	1,971	$409,401	9,395,458	$940	40,301,237	$4,030	$138,096,378	$(127,130,832)	$11,379,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(32,580,053)	$(19,492,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,304,946	989,116
Impairment of indefinite-lived intangible assets	4,000,000	—
Interest paid on the conversion of debt to equity	—	21,275
Common stock issued in exchange for services rendered	—	6,425
Loss on extinguishment of debt	4,940,911	—
Amortization of operating lease right-of-use-assets	554,017	—
Stock-based compensation	1,982,985	1,416,791
Amortization of debt issuance costs and debt discount	5,032,214	1,461,133
Change in fair value of warrants, conversion option and derivative liability	(1,002,865)	(178,461)
Changes in assets and liabilities
Accounts receivable	(597,848)	(561,012)
Other receivable	6,118	(175,009)
Inventory	1,020,040	(477,217)
Prepaid expenses and other current assets	(465,610)	(635,622)
Deferred offering costs	—	(1,255,554)
Other non-current assets	—	(289,828)
Deferred collaboration revenue	—	(177,389)
Operating lease liabilities	(346,679)	52,665
Accounts payable	(662,163)	(904,577)
Accrued expenses	(503,526)	2,370,682
Total cash used in operating activities	(17,317,513)	(17,828,754)
Cash flows from investing activities
Purchase of equipment	—	(6,527)
Total cash used in investing activities	—	(6,527)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,310,000
Repayment of notes payable	(100,000)	(1,689,200)
Proceeds from issuance of convertible debt	—	500,000
Proceeds from issuance of common stock through a stock purchase agreement with a private investor	—	1,305,774
Proceeds from the issuance of common stock in a private investment in public entities with existing investors	—	750,100
Proceeds from the issuance of common stock, March 2018	—	5,000,000
Proceeds from the issuance of convertible preferred stock, March 2018	—	9,000,002
Proceeds from issuance of common stock July 2018	—	624,897
Fractional common shares repurchased	—	(30)
Proceeds from issuance of short-term notes payable	5,050,000	—
Repayment of short-term notes payable	(5,050,000)	—
Proceeds from the issuance of common stock, January to April 2019	2,602,896	—
Proceeds from the issuance of common stock, March 2019	266,266	—
Proceeds from the issuance of common stock in Class A Units, net of issuance costs, July 2019	2,074,244	—
Payment of underwriting discounts, commissions and other associated offering costs for Class A Units	(875,122)	—
Proceeds from the issuance of Series 1 Warrants in Class A and B Units, July 2019	5,304,989	—
Proceeds from the issuance of Series 2 Warrants in Class A and B Units, July 2019	5,304,989	—
Proceeds from the Issuance of Series B convertible preferred stock, net of issuance costs, July 2019	3,875,778	—
Payment of underwriting discounts, commissions and other associated offering costs for Class B Units	(1,635,184)	—
Total cash provided by financing activities	16,818,856	17,801,543
Net increase (decrease) in cash	(498,657)	(33,738)
Cash at beginning of period	2,568,191	759,867
Cash at end of period	$2,069,534	$726,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Supplemental disclosure of cash flow information
Interest paid on long-term debt	$-	$19,344

Supplemental schedule of non-cash financing and investing activities
Common stock issued as redemption of notes payable and related interest	$-	$1,153,408
Common stock issued as redemption of notes payable and related interest	$-	$1,638,546
Common stock issued with September 2018 Promissory Notes	$-	$48,000
Warrants issued with the September 2018 Promissory Notes	$-	$118,148
Deemed dividend attributable to Series A preferred stock	$-	$995,000
Deemed dividend attributable to modification of Series 1 warrants	$252,106	$-
Deemed dividend attributable to Series B convertible preferred stock	$3,875,778	$-
Common stock issued in exchange for CVP Exchange Note 1 principal and related interest	$6,672,950	$-
Common stock issued in payment of accrued interest on Kingdon notes payable	$446,729	$-
Common stock issued in payment of CVP Note Payable principal and related interest	$8,224,923	$-
Common stock issued upon conversion of Series B convertible preferred stock	$1,831,193	$-
Issuance of Bridge Notes warrants	$5,005,739	$-
Reclassification of Bridge Note warrants from liability to equity	$4,259,327	$-
Issuance of March 2019 LOC warrant	$116,297	$-
Reclassification of March 2019 LOC warrants from liability to equity	$71,079	$-

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit of $127.1 million as of September 30, 2019. The net loss for the nine months ended September 30, 2019 was $32.6 million. The Company expects to incur substantial losses in future periods. Further, the Company's future operations are dependent on the success of the Company's ongoing development and commercialization efforts, as well as securing additional financing. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to finance its operations and capital funding needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. There can be no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the Company's ability to execute on its business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

July 2019 Underwritten Public Offering

In July 2019, the Company entered into an underwriting agreement, relating to a public offering, which was comprised of (1) 2,886,500 Class A Units, priced at $2.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of Common Stock, and (iii) one Series 2 warrant to purchase one share of Common Stock, and (2) 10,787 Class B Units, priced at a price of $1,000 per unit, with each unit consisting of (i) one share of Series B convertible preferred stock, convertible into 500 shares of Common Stock, (ii) 500 Series 1 Warrants and (iii) 500 Series 2 Warrants.

In total, the Company sold 2,886,500 shares of common stock (see Note 10), 10,787 shares of Series B convertible preferred stock (see Note 9), Series 1 warrants to purchase 8,280,000 shares of common stock and Series 2 warrants to purchase 8,280,000 shares of common stock (see Note 8), including the full exercise of the over-allotment option. The total gross proceeds to the Company from the offering was $16,560,000, or $14,049,697 net of issuance and other costs of $2,510,303.

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

There has been a material change to the Company's significant accounting policies during the three months and nine months ended September 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended  December 31, 2018. The Company adopted ASC (“Accounting Standards Codification”) 842 “Leases” and implemented a new policy to account for modifications of preferred stock using the model in ASC 470-50.

Principals of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

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

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits. The carrying value of cash approximates fair value at September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019 and 2018, substantially all of the Company’s revenue has been derived from the sale of Mytesi.  For the three months and nine months ended September 30, 2019, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. For the three and nine months ended September 30, 2018, the Company earned Mytesi revenue primarily from three pharmaceutical distributors in the United States, each of whom amounted to a percentage of total net revenue of at least 10%. Revenue earned from each as a percentage of total net revenue is as follows:

Consolidated (percentage of total net sales)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer 1	100%	34%	90%	28%
Customer 2	—%	28%	—%	28%
Customer 3	—%	25%	—%	25%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. The Company's significant pharmaceutical distributors and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	As of	As of
	September 30,	September 30,
	2019	2018
Customer 1	99.6%	35.0%
Customer 2	—%	29.0%
Customer 3	—%	26.0%

No other customer represented more than 10% of the Company's accounts receivable balances as of those dates.

The Company is subject to credit risk from its inventory suppliers. The Company sources drug substance from a single supplier and drug product from a single supplier.

Fair Value

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is tested for impairment on an annual basis and in between annual tests if events or circumstances indicate that an impairment loss may have occurred. The test is based on a comparison of the reporting unit's book value to its estimated fair value. The Company performs the annual impairment test during the fourth quarter of each fiscal year using the opening consolidated balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year. The Company did not record an impairment of goodwill during the three and nine months ended September 30, 2019 and 2018.

Acquired in-process research and development (“IPR&D”) are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. The Company recorded an impairment of zero and $4,000,000 in the three and nine months ended September 30, 2019, respectively. There were no impairment charges recorded in the three and nine months ended September 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

Leases

ASC 842, Leases, requires lessees to recognize right-of-use assets and lease liabilities for all leases with a term of greater than 12 months regardless of their classification on the balance sheet and to provide expanded disclosures about leasing arrangements. The Company adopted ASC 842 on January 1, 2019 using the optional transition method with no restatements of comparative periods. There was no effect on accumulated deficit at adoption.

The Company elected to adopt the package of practical expedients to (i) not reassess whether expired or existing contracts are or contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the accounting for initial direct costs.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. Because the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

Contracts

Effective January 16, 2019, Napo Pharmaceuticals, Inc. engaged Cardinal Health as its exclusive third party logistics distribution agent for commercial sales for the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, Electronic Data Interchange (“EDI”) and system access support (the “Exclusive Distribution Agreement”) .

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Revenues from the sale of Mytesi were $957,059 and $1,107,682 for the three months ended September 30, 2019 and 2018, respectively. Revenues from the sale of Mytesi were $4,184,912 and $2,545,121 for the nine months ended September 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution channel and increased sales presence.

Out of period adjustment - During the period ended September 30, 2019, the Company identified a prior period product donation incorrectly recorded as revenue.   The adjustment, totaling $336,934 related to revenue and accounts receivable, was corrected within the current quarter. The impact of the adjustment was an increase to net loss of $336,934. This adjustment does not affect Mytesi revenue associated with sales in the nine months ended September 30, 2019.  Management has determined that this out of period correcting adjustment is not material to any prior period consolidated financial statements impacted by the adjustment and has therefore recorded it in the three months ended September 30, 2019.

Animal

The Company recognized Neonorm revenues of $15,720 and $24,385 for the three months ended September 30, 2019 and 2018, respectively. Revenues from the sale of Neonorm were $83,294 and $97,759 for the nine months ended September 30, 2019 and 2018, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Collaboration Revenue

On January 27, 2017, the Company entered into a licensing, development, co-promotion and commercialization agreement with Elanco US Inc. (“Elanco”) to license, develop and commercialize Canalevia, the Company's drug product candidate under investigation for treatment of acute and chemotherapy-induced diarrhea in dogs, and other drug product formulations of crofelemer for treatment of gastrointestinal diseases, conditions and symptoms in cats and other companion animals. On November 1, 2017, the Company received a letter from Elanco serving as formal notice of their decision to terminate the agreement by giving the Company 90 days written notice. According to the agreement, termination became effective on January 30, 2018. Under the terms of the agreement, the Company received revenue of $0 and $177,389 in the nine months ended September 30, 2019 and 2018, respectively. There was no revenue recognized in the three months ended September 30, 2019 and 2018.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement ("License Agreement") with Knight Therapeutics, Inc. ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including Crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. In addition, Knight was granted a right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, Jaguar may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues in the three months and nine months ended September 30, 2019 and 2018.

Modifications to equity-classified instruments

In September 2019, the Company modified its equity-classified Series 1 Warrants (see Note 7). It is the Company’s policy to determine the impact of such equity-classified modifications by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation. The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the income statement to the extent the modified instrument has a higher fair value. The Company uses a similar model for measuring the effects of a modification to equity-classified warrants, however, in contrast to the 718 model, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the modification.

Comprehensive Income (Loss)

For all periods presented, the comprehensive income (loss) was equal to the net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Except as described in Note 2 – Basis of Presentation, there have been no other new accounting pronouncements adopted by the Company besides the adoption of ASC 842 “Leases” and implementation of a new policy to account for modifications of preferred stock using the model in ASC 470-50 during the three months and nine months ended September 30, 2019, that the Company believes are of significance or potential significance to the Company.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this standard on January 1, 2019, and this standard did not have a material impact on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. ASU 2018-15 permits either a prospective or retrospective transition approach. The Company is currently evaluating ASU 2018-15 to determine the impact to its condensed consolidated financial statements and related disclosures. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Condensed Consolidated Financial Statements.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	(unaudited)
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$10,029	$10,029
Total fair value	$—	$—	$10,029	$10,029

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$220,376	$220,376
Total fair value	$—	$—	$220,376	$220,376

The change in the estimated fair value of Level 3 liabilities is summarized below:

Nine Months Ended
September 30, 2019
Warrant
Liability
(unaudited)
Beginning fair value of Level 3 liability	$220,376
Additions	5,122,039
Reclassification to equity	(4,329,521)
Change in fair value	(1,002,865)
Ending fair value of Level 3 liability	$10,029

Warrant Liability

The warrants associated with the Level 3 warrant liability activity for the nine months ended September 30, 2019 were the November 2016 Series A warrants, the October 2018 Underwriter warrants, the March 2019 LOC warrants and the Bridge warrants, which at September 30, 2019 were valued at $49 and $9,980,  zero and zero, respectively in the Company’s condensed consolidated balance sheet. At December 31, 2018, the warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which were valued at $7,388 and $212,988, respectively in the Company’s consolidated balance sheet.

The Series A Warrants

The Series A warrant valuation of $7,388 at December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $16.10, a strike price of $787.50 per share, an expected term of 3.41 years, volatility of 135.63% and a risk-free discount rate of 2.46%. The Series A warrant valuation of $49 at September 30, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.31, a strike price of $787.50, an expected term of 2.66 years, volatility of 144.31% and a risk-free discount rate of 1.56%. For the three and nine months ended September 30, 2019, the net change in the fair value of the warrants of $1,004 and $7,339, respectively, was recorded as a gain in the change in fair value of warrants, derivative liability and conversion option liability in the condensed statements of operations.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of $212,988 at December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $16.10, a strike price of $52.50, an expected term of 4.76 years, volatility of 135.63% and a risk-free discount rate of 2.51%. The October 2018 Underwriter Warrants valuation of $9,980 at September 30, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.31, a strike price of $52.50 per share, an expected term of 4.01 years, volatility of 144.31% and a risk-free discount rate of 1.55%. For the three and nine months ended September 30, 2019, the net change in the fair value of the warrants of $42,285 and $203,008, respectively, was recorded as a gain in the change in fair value of warrants, derivative liability and conversion option liability in the condensed statements of operations

March 2019 LOC Warrants

The March 2019 LOC Warrants were issued on March 29, 2019 with a valuation at issuance and at March 31, 2019 of $116,297, computed using the Black-Scholes-Merton pricing model using a stock price of $19.60, a strike price of $17.50 per share, an expected term of 5.0 years, volatility of 145.72% and a risk-free discount rate of 2.23%. On July 23, 2019, at which date the exercise price of the March 2019 LOC warrants became fixed, the March 2019 LOC warrants were reclassified from liability classification to equity classification. Immediately prior to reclassification to equity, the March 2019 LOC Warrant liability was valued at $71,079 using the Black-Scholes-Merton pricing model, calculated using a stock price of $1.73, a strike price of $2.00, an expected term of 5.00 years, volatility of 147.43% and a risk-free discount rate of 1.83%. For the three and nine months ended September 30, 2019, there was a gain in the fair value of the warrants of $79,891 and $45,218, respectively, which was recorded as a gain in the change in fair value of warrants, derivative liability and conversion option liability in the consolidated statements of operations.

2019 Bridge Warrants

The 2019 Bridge Warrants were issued between March and June 2019, concurrent to the Company entering into short-term Promissory Notes of $5,050,000 (see Note 7). The Company issued (i) fourteen Notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven Notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. At issuance, the exercise price of the warrants was either (i) the price the Company issued common shares in its next public offering subject to a registration statement or (ii) if no such offering were consummated by the four-month maturity date of the Promissory Notes, then the exercise price would be equal to the closing price of the Company’s common stock on the Notes four-month maturity date. The warrants for all twenty-one  Bridge Notes had a collective issuance date fair value of $5,005,739, computed using the Black-Scholes-Merton pricing model using a range of stock prices between $4.84 and $32.90, a range of strike prices between $4.84 and $32.90 per share, an expected term of 5.0 years, a range of volatilities between 145.60% and 145.72%, and a range of risk-free discount rates between 1.76% and 2.23%. At issuance, all twenty-one warrants were liability classified. On July 23, 2019, upon the Company’s filing of a registration statement, the exercise price for all twenty-one warrants became fixed at $2.00, at which point the Bridge warrants were reclassified from liability classification to equity classification. Immediately prior to reclassification, the liability for all twenty-one Bridge Warrants had a collective fair value of $4,259,327, calculated using the Black-Scholes-Merton pricing model using a stock price of $1.73, a strike price of $2.00 per share, an average expected term of 4.80 years, volatility of 145.84% and a risk-free discount rate of 1.76%. For the three and nine months ended September 30, 2019, the net change in the fair value of the warrants of $718,654 and $747,300, respectively, was recorded as a gain in the change in fair value of warrants, derivative liability and conversion option liability in the consolidated statements of operations.

4. Balance Sheet Components

Goodwill

The change in the carrying amount of goodwill at September 30, 2019 and December 31, 2018 was as follows:

	September 30,
	2019	December 31,
	(unaudited)	2018
Beginning balance	$—	$5,210,821
Impairment	—	(5,210,821)
Ending balance	$—	$—

Intangible Assets

Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,
	2019	December 31,
	(unaudited)	2018
Developed technology	$25,000,000	$25,000,000
Accumulated developed technology amortization	(3,611,112)	(2,361,111)
Developed technology, net	21,388,888	22,638,889
In-process research and development	8,800,000	8,800,000
Impairment	(4,000,000)	—
In process research and development, net	4,800,000	8,800,000
Trademarks	300,000	300,000
Accumulated trademark amortization	(43,333)	(28,333)
Trademarks, net	256,667	271,667
Total intangible assets, net	$26,445,555	$31,710,556

In June 2019 the Company determined that in-process research and development was impaired and recorded an impairment loss of $4.0 million in the statements of operations. Amortization expense was $421,667 and $1,265,001 for the three and nine months ended September 30, 2019, respectively, and $421,667 and $1,265,001 for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2019:

Amounts
2019 (remaining)	$421,667
2020	1,686,667
2021	1,686,667
2022	1,686,667
2023	1,686,667
2024	1,686,667
Thereafter	12,790,553
$21,645,555

5. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A convertible participating preferred stock to Sagard Capital Partners, the Company entered into a Management Services Agreement with Sagard Capital Partners. Under the agreement, Sagard Partners will provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company will pay Sagard Capital Partners an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1,350,000. As of September 30, 2019, with respect to this agreement, the Company had paid Sagard Capital Partners aggregate fees of $250,000 and has a balance due of $425,000.

Letter of Credit

To satisfy the letter of credit requirement in the Company’s new office lease agreement, Pacific Capital Management, LLC, one of the Company’s existing shareholders, caused its financial institution to issue a letter of credit in the amount of $475,000 on behalf of the Company, dated August 28, 2018. In consideration of the letter of credit, in August 2018 the Company issued to Capital Management, LLC a warrant to purchase 9,580 shares of the Company’s voting common stock. The warrant is exercisable on or after March 28, 2019 at an exercise price of $49.00 and has a five-year term. The $493,688 fair value of the Warrant was classified in stockholders’ equity (see Note 6). Additionally, a payment of $45,000 is due to Capital Management, LLC by November 28, 2019.

2019 Bridge Notes

Between March 18, 2019 and June 26, 2019, three members of the Board of Directors of the Company had entered into short-term Promissory Note Purchase Agreements (see Note 7, the “2019 Bridge Notes”) with the Company: (i) Lisa Conte, the Company’s CEO & President, purchased a short-term Promissory Note of $100,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Ms. Conte a warrant that became exercisable into 37,500 shares of the Company’s common stock;(ii) James Bochnowski, purchased a short-term Promissory Note of $350,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Bochnowski a warrant that became exercisable into 218,750 shares of the Company’s common stock; and (iii) Jonathan Siegel DBA JBS Healthcare Ventures, purchased a short-term Promissory Note of $75,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Siegal a warrant that became exercisable into 34,375 shares of the Company’s common stock.

In addition, Sagard Capital Partners purchased a short-term Promissory Note of $500,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Sagard Capital Partners a warrant that became exercisable into 187,500 shares of the Company’s common stock; and Jonathan Glaser, an existing shareholder, purchased short-term Promissory Notes of $500,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Glaser warrants that became exercisable into 250,000 shares of the Company’s common stock.

6. Commitments and Contingencies

Commitments

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

The Company recognizes lease expense on a straight-line basis over the non-cancelable lease period. Lease expense was $152,741 and $554,017 for the three and nine months ended September 30, 2019, and $117,435 and $297,993 for the three and nine months ended September 30, 2018. Lease expense is included in general and administrative expense in the statements of operations.

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

Revenue sharing commitment update

On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company's non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing United Arab Emirates (“UAE”) network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017 and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. Upon termination for any reason, the Company remained obligated to make Revenue Sharing Payments to SEED until the end of 2018. No payments have been made to date.

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

Settlement of Tempesta Royalty dispute

As of September 30, 2019, the Company was in negotiations with Dr. Michael Tempesta regarding disputes of royalty payments owed by Napo to Tempesta under a license agreement, dated February 8, 1990, between Tempesta and Shaman Pharmaceuticals, a predecessor-in-interest to Napo (the “1990 License”), and a modified license agreement, dated October 16, 2002, between Tempesta and Napo (the “2002 License” and together with the 1990 License, the “License Agreements”) with respect to SP-303, a component of Mytesi, the Company’s FDA-approved drug for the symptomatic relief of noninfectious diarrhea in adult patients with HIV/AIDS on antiretroviral therapy. The Company had ceased payment of royalties to Tempesta in October 2018.

At September 30, 2019, the Company determined that it was probable that a liability in the amount of $640,000 would be paid to Tempesta in the settlement of the royalty dispute. Accordingly, at September 30, 2019 and pursuant to ASC 450, the Company accrued a loss contingency of $640,000 that was charged to operating expenses in the condensed statements of operations.

In October 2019, the Company and Tempesta settled the dispute, pursuant to which Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements (see Note 14).

7. Debt

Convertible Notes

Convertible notes at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,
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

In May 2019, the Company and CVP amended the June 2017 Note agreement such that the Company made three separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first two exchanges of principal and accrued interest for common stock were not considered a substantial change to the June 2017 Note and therefore resulted in modification accounting and the determination of a new effective interest rate; the third exchange on May 29, 2019 resulted in the extinguishment of the entire June 2017 Note with a corresponding extinguishment loss of $27,176 for the three months ended June 30, 2019. At September 30, 2019 and December 31, 2018, the net carrying value of the June 2017 Note was zero and $685,282, respectively.

Napo Convertible Notes

March 2017 Convertible Notes

In March 2017, Napo entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,500 in two $525,000 tranches of face amount $656,250. The notes bore interest at 3% and mature on December 1, 2017. The Company assumed the notes at fair value of $1,312,500 as part of the Napo Merger.

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $39.20 per share to $14.00 per share. The Company also issued 35,601 shares of common stock to the lenders in connection with this amendment to partially redeem $299,050 from the first tranche of the notes. The amended face value of the notes was $1,170,950. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The conversion option in the notes was bifurcated and accounted for as a conversion option liability at fair value.

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

Extinguishment and Exchange of the Napo Convertible Notes

In May 2019, in a restructuring of the Notes, Chicago Venture Partners (“CVP”) acquired the Napo December 2016 and Napo July 2017 Notes, as well as all rights thereof, and immediately extinguished the two Notes; in their place, the Company issued to CVP a new note (“Exchange Note 1”). The collective carrying amount of the Napo December 2016 and Napo July 2017 Note immediately before the exchange was $10,375,326, or principal of $10,125,339 and unamortized premium of $249,987. The new Exchange Note 1 had an opening principal balance of $10,535,900, consisting of the $10,125,339 principal balance of the extinguished notes plus $410,562 in accrued but unpaid interest from the Napo December 2016 and Napo July 2017 Notes. At September 30, 2019 and December 31, 2018, the balance of the Napo December 2016 and Napo July 2017 Notes was zero and $10,553,888, respectively.

Concurrent with the restructuring, CVP also entered into security agreements with Jaguar (the “Jaguar Security Agreement”) and Napo (the “Napo Security Agreement”, and together with the Jaguar Security Agreement, the “Security Agreements”), pursuant to which CVP will receive (i) a security interest in substantially all of the Company’s assets as security for the Company’s obligations under Exchange Note 2 and (ii) a security interest in substantially all of Napo’s assets as security for Napo’s obligations under Exchange Note 1 and Exchange Note 2. Notwithstanding the foregoing, (a) the amount owing under Exchange Note 2 will not be considered part of the obligations secured by the Napo Security Agreement until such time as Jaguar receives permission from a third party and (b) the security interest granted under the Jaguar Security Agreement will be automatically terminated and released upon Jaguar’s receipt of a waiver from such third party.

Notes Payable

Notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,
	2019	December 31,
	(unaudited)	2018
December 2017 note payable	$—	$1,673,237
February 2018 note payable	—	2,359,750
March 2018 note payable	—	1,147,870
2019 Exchange Note 1	4,381,535	—
2019 Exchange Note 2	2,296,926	—
	6,678,461	5,180,857
Less: unamortized discount and debt issuance costs	—	(335,282)
Note payable, net	$6,678,461	$4,845,575
Notes payable - non-current, net	$6,678,461	$—
Notes payable - current, net	$—	$4,845,575

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

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the December 2017 Note agreement such that CVP agreed not to make any redemptions of the December 2017 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,403 for all four CVP Notes. The standstill fee allocated to the December 2017 Note was $141,737, of which $85,737 increased the principal balance and $56,000 was paid in cash. These modifications in whole represented four separate restructurings of the December 2017 Note agreement, resulting in two troubled debt restructurings accounted for under ASC 470-60 and two modifications accounted for under ASC 470-50. For the two restructurings resulting in troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the December 2017 Note. For the two modifications that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the December 2017 Note.

In March 2019, the Company and CVP amended the December 2017 Note agreement such that the Company prepaid principal and accrued interest of $811,065 and $178,755, respectively, in 57,857 shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the December 2017 Note and therefore the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $243,419.

In April 2019, the Company and CVP amended the December 2017 Note agreement such that the Company made two separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first exchange resulted in changes to cash flows that were considered substantial, resulting in extinguishment accounting with an extinguishment loss of $100,148; the second exchange on April 17, 2019 resulted in the extinguishment of the entire December 2017 Note with a corresponding extinguishment loss of $19,494. At September 30, 2019 and December 31, 2018, the net carrying value of the December 2017 Note was zero and $1,548,829, respectively.

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

In March 2019, the Company and CVP amended the February 2018 Note agreement such that the Company prepaid principal and accrued interest of $2,044,627 and $203,866, respectively, in 114,802 shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the February 2018 Note and therefore the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $487,865.

In April 2019, the Company and CVP amended the February 2018 Note agreement such that the Company made a single exchange of principal and related accrued interest for 20,345 shares of the Company’s common stock. The first exchange on April 16, 2019 resulted in the extinguishment of the entire February 2018 Note with a corresponding extinguishment loss of $37,740. At September 30, 2019 and December 31, 2018, the net carrying value of the February 2018 Note was zero and $2,290,865, respectively.

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

Between January 2019 and March 2019, the Company and CVP amended the March 2018 Note agreement such that the Company prepaid principal and accrued interest of $1,050,114 and $85,681, respectively, in 95,407 shares of the Company’s common stock. These exchanges in whole represented four separate prepayments of principal and accrued interest, resulting in three debt extinguishments and one debt modification accounted. For the debt extinguishments, the Company recorded an aggregate extinguishment loss of $1,210,676. For the modification, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the March 2018 Note. The March 2018 Note was fully extinguished in March 2019. At September 30, 2019 and December 31, 2018, the net carrying value of the March 2018 Note was zero and $1,005,880, respectively.

2019 Bridge Notes

Between March 18, 2019 and June 26, 2019 the Company entered into Promissory Note Purchase Agreements with certain accredited investors under which the Company issued (i) fourteen promissory notes with a principal balance of $3,550,000 and warrant coverage at 125% of principal, and (ii) seven promissory notes with a principal balance of $1,500,000 and warrant coverage at 75% of principal. Collectively, cash proceeds from the twenty-one promissory notes (collectively, the “Bridge Notes”) was $5,050,000. The Bridge Notes were not convertible and bore interest at 12% with a maturity date of July 18, 2019, at which date all principal and accrued interest were due. The exercise price of the warrants was either (i) the price the Company issued common shares in its next public offering subject to a registration statement or (ii) if no such offering is consummated by the four-month maturity date of the Notes, then the exercise price would be equal to the closing price of the Company’s common stock on the Notes four-month maturity date. The warrants for all twenty-one Bridge Notes had an issuance date fair value of $5,005,739 (see Note 3).

Between May and early July 2019, the Company and the Bridge Note investors extended the maturity date of the Bridge Notes from July 18, 2019 to July 31, 2019, or an addition of thirteen days; this amendment to the terms of the  Promissory Note Purchase Agreements did not represent a troubled debt restructuring per Subtopic 470-60, nor was it considered a substantial change requiring extinguishment accounting per Subtopic 470-50. Rather, it represented a modification under Subtopic 470-50 requiring the determination of a new effective interest rate at the modification date that equated the revised cash flows to the carrying amounts of the Bridge Notes.

On July 23, 2019, the Company paid-off all twenty-one Bridge Notes prior to maturity. The Company paid cash of $5,192,923, or $5,050,000 of principal and $142,923 of accrued interest. The extinguishment of the Bridge Notes resulted in an extinguishment loss of $335,753.

2019 Exchange Notes

In May 2019, the Company and CVP entered into an Exchange Agreement whereby CVP purchased the two outstanding Napo convertible notes and all rights thereof from the current debt holders. Subject to the terms of the Exchange Agreement, CVP and the Company agreed to exchange the two Napo convertible notes for a single CVP Note (“CVP Exchange Note 1”). At the Exchange date, the principal balance of the two Napo convertible notes was $10,125,339, or $10,535,900 inclusive of accrued but unpaid interest of $410,562. The beginning principal balance of CVP Exchange Note 1 was $10,535,900, or equal to the principal balance of the two Napo convertible notes and accrued interest thereon. The maturity date of CVP Exchange Note 1 was December 31, 2020, with an interest rate of 10%. Per the terms of the Exchange Agreement, CVP agreed to extend the maturity date of CVP Exchange Note 1 from December 31, 2019 (the same maturity date carried over from the two Napo convertible notes ) to December 31, 2020; in consideration of this extension, the Company issued CVP Exchange Note 2 with a principal balance of $2,296,926. The maturity date of CVP Exchange Note 2 is December 31, 2020, with an interest rate of 10%. The exchange of the two outstanding Napo convertible notes for Exchange Note 1 and Exchange Note 2 resulted in the recording of a $2,046,939 loss on extinguishment of debt for the three months ended June 30, 2019.

Between May 2019 and June 2019, the Company and CVP entered into note exchange agreements pursuant to which the Company, in lieu of making a cash payment to CVP on Exchange Note 1, made a prepayment of principal and related accrued interest of $5,144,175 by issuing 817,863 shares of the Company’s common stock to CVP. These exchanges of principal and related accrued interest resulted in a debt extinguishment accounted for under ASC 470-50, with the accompanying recording of a loss on extinguishment of $439,978.

In July 2019, the Company and CVP entered into note exchange agreements pursuant to which the Company, in lieu of making a cash payment to CVP on Exchange Note 1, made a prepayment of principal and related accrued interest of $1,100,000 by issuing 301,577 shares of the Company’s common stock to CVP. These exchanges of principal and related accrued interest resulted in a debt extinguishment accounted for under ASC 470-50, with the accompanying recording of a loss on extinguishment of $11,202.

At September 30, 2019, the net carrying value of Exchange Note 1 and Exchange Note 2 was $4,381,535 and $2,296,926, respectively, or an aggregate principal balance of $6,678,461.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
	(unaudited)
Warrants outstanding, beginning balance	34,682	4,590
Issuances	19,387,761	12,713
Expirations and cancellations	(551)	(722)
Warrants outstanding, ending balance	19,421,892	16,581

For the nine months ended September 30, 2019, the Company issued 19,387,761 warrants, as follows:

March 2019 Ladenburg Warrants

In March 2019, in consideration of services provided in the Company’s March 2019 public offering of 19,019 common shares, the Company issued to Ladenburg Thalmann & Co. warrants to purchase an aggregate of 761 shares of common stock at an exercise price of $17.50 per common share. The warrants were valued at $13,028 using the Black-Scholes option pricing model as follows: exercise price of $17.50 per share, stock price of $18.90 per share, expected life of five years, volatility of 146%, and a risk-free rate of 2.21%. The warrants were classified in stockholders’ equity.

March 2019 LOC Warrant

In March 2019, in consideration of a letter of credit cancellation related to the Company’s office lease, the Company issued a warrant to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price (see Note 3). The warrants were initially classified as liabilities pursuant to ASC 480-10 due to their debt-like nature. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 45,750 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a fair value of $71,079 (see Note 3).

2019 Bridge Note Warrants

Between March 18, 2019 and June 26, 2019, concurrent to the Company entering into Promissory Notes of $5,050,000, the Company issued twenty-one warrants to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price (see Note 3). The warrants for all twenty-one Bridge Notes were initially liability classified pursuant to ASC 480-10 due to their debt-like nature. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 2,781,250 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a fair value of $4,259,327 (see Note 3).

Series 1 Warrants

In July 2019, the Company entered into an underwriting agreement (see Note 1), relating to a public offering, which was comprised of (1) 2,886,500 Class A Units, priced at $2.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of Common Stock, and (iii) one Series 2 warrant to purchase one share of Common Stock, and (2) 10,787 Class B Units, priced at a price of $1,000 per unit, with each unit consisting of (i) one share of Series B convertible preferred stock, convertible into 500 shares of Common Stock, (ii) 500 Series 1 Warrants and (iii) 500 Series 2 Warrants.

The Series 1 Warrants have an exercise price of $2.00 and expire on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement of Positive Interim Results related to the diarrhea results from the HALT-D investigator initiated trial, if and only if certain trading benchmarks are achieved during such 30 calendar day period.

In the offering, the Company sold (i) 2,886,500 Class A Units, which included Series 1 warrants to purchase 2,886,500 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 1 warrants to purchase 5,393,500 shares of the Company’s common stock. In total, 8,280,000 Series 1 warrants were issued, with an initial valuation of $5,304,989 computed using the Black-Scholes-Merton pricing model using a stock price of $1.73, a strike price of $2.00, an expected term of 5.0 years, volatility of 144.76% and a risk-free discount rate of 1.83%. Upon issuance, the Series 1 warrants were classified in additional paid-in-capital.

Modification of the Series 1 Warrants

In September 2019, the Company reduced the exercise price all 8,280,000 Series 1 Warrants from $2.00 to $1.40. The Company determined the impact of this modification to be an increase in the fair value of the warrants of

$252,106. Because the modification applied to the entire class of Series 1 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 1 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 1 warrants from additional paid-in-capital to liability classification.

Series 2 Warrants

The Series 2 Warrants have an exercise price of $2.00 and expire on the first date on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement by the Company that a pivotal phase 3 clinical trial using crofelemer (Mytesi®, or the same or similar product with a different name) for the treatment of cancer therapy-related diarrhea in humans has met its primary endpoint in accordance with the protocol, if and only if certain trading benchmarks are achieved during such 30 calendar day period. In addition, each Series 2 Warrant has an embedded call option that allows the Company to redeem any unexercised warrants if certain contingencies are met.

In the offering, the Company sold (i) 2,886,500 Class A Units, which included Series 2 warrants to purchase 2,886,500 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 1 warrants to purchase 5,393,500 shares of the Company’s common stock. In total, 8,280,000 Series 2 warrants were issued, with an initial valuation of $5,304,989 computed using the Black-Scholes-Merton pricing model using a stock price of $1.73, a strike price of $2.00, an expected term of 5.0 years, volatility of 144.76% and a risk-free discount rate of 1.83%. Upon issuance, the Series 2 Warrants were classified in additional paid-in-capital.

For the nine months ended September 30, 2018, the Company issued 12,713 warrants, as follows:

August 2018 LOC Warrant

In August 2018, in consideration of the Letter of Credit associated with the Company’s office lease, the Company issued to an existing shareholder a five-year warrant to purchase 9,580 shares of the Company’s common stock. The Warrant is exercisable on or after March 28, 2019 at an exercise price of $49.08. The warrants had an issuance-date fair value of $493,688 and classified in additional paid-in-capital with an offset to deferred rent.

September 2018 L2 Warrants

Concurrent to entering into the Note Purchase Agreement with L2 Capital in September 2018, the Company issued to L2 Capital a 5-year warrant to purchase 2,649 shares of the Company’s common stock. The warrants had an issuance-date fair value of $100,330 at an exercise price of $63.00 per share. The warrants were recorded in additional paid-in-capital and treated as a discount to the L2 Capital Promissory note balance.

September 2018 Conte Warrants

Concurrent to entering into the Note Purchase Agreement with an accredited investor in September 2018, the Company issued to the accredited investor a 5-year warrant to purchase 484 shares of the Company’s common stock. The warrants had an issuance-date fair value of $17,818 at an exercise price of $86.10 per share. The warrants were recorded in additional paid-in-capital and treated as a discount to the Conte Promissory note balance.

9. Convertible Preferred Stock

Series A Convertible Preferred Stock

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

The redemption and liquidation value of the Series A preferred stock is $12,738,822 and $9,199,002, respectively, as of September 30, 2019 and December 31, 2018. If a Redemption Event occurs as of the Measurement Date (the later of April 30, 2021 and the date on which the Company files its Form 10‑Q for the three months ending March 31, 2021, but in no event later than September 30, 2021), the holders of at least a majority of the shares of Series A preferred stock then outstanding may require the Company to redeem all Series A shares at a per share purchase price equal to $2.3057; any one of the following conditions can result in a Redemption Event that is not solely within the Company's control: Revenues attributable to the Mytesi product for the six-month period ended March 31, 2021 are less than $22.0 million or the daily volume weighted average price (“VWAP”) of the Company's common stock on Nasdaq for the 30 days prior to a Measurement Date is less than $105.00.

On the March 23, 2018 issuance date, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature (“BCF”) of approximately $995,000.  Because the Company's Series A Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $995,000 for the accretion of the discount on the Series A Preferred Stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders on the Company's condensed consolidated statements of operations for the nine months ended September 30, 2018.

In March 2019, the Company and Sagard Capital Partners, L.P. amended certain terms of the agreement, such that the effective conversion price was adjusted to $19.425 per share.

The preferred stock has been classified outside of stockholders' equity/(deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

Series B Convertible Preferred Stock

In July 2019, the Company entered into an underwriting agreement relating to the public offering comprised of (1) 2,886,500 Class A Units, priced at a public offering price of $2.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of Common Stock and (2) 10,787 Class B Units, priced at a public offering price of $1,000 per unit, with each Class B unit consisting of (i) one share of Series B convertible preferred stock with a stated value of $1,000 and convertible into 500 shares of Common Stock, (ii) 500 Series 1 Warrants and (iii) 500 Series 2 Warrants, at a public offering price of $1,000 per Class B Unit.

The Company sold 10,787 Class B Units, comprised of 10,787 shares of Series B convertible preferred stock, Series 1 warrants to purchase 5,393,500 shares of common stock and Series 2 warrants to purchase 5,393,500 shares of common stock. The total gross proceeds to the Company from the offering of the Class B Units was $10,787,000, of which $3,875,778 was allocated to the Series B convertible preferred stock, $3,455,611 to the Series 1 Warrants and $3,455,611 to the Series 2 Warrants. Issuance costs of $1,635,184 were allocated to the Class B Units.

Holders of the Series B shares are entitled to participate equally and ratably with the holders of common stock shares in all dividends paid and distributions made to the holders of the common stock as if, immediately prior to each record date of the common stock, the shares of Series A then outstanding were converted into shares of common stock. With certain exceptions, the shares of Series B Preferred Stock have no voting rights. However, as long as any shares of Series B Preferred Stock remain outstanding, the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Certificate of Designation or (b) enter into any agreement with respect to any of the foregoing. Each share of Series B Preferred Stock is convertible at any time at the holder’s option into 500 shares of Common Stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions.

On the July 23, 2019 issuance date, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature of $3,875,778.  Because the Company's Series B Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $3,875,778 for the accretion of the discount on the Series B Preferred Stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

During July and August 2019, certain investors converted 8,816 Series B preferred shares into 4,408,000 shares of the Company’s common shares at the stated conversion ratio. As of September 30, 2019, there remained 1,971 Series B preferred shares outstanding.

The preferred stock has been classified in stockholders' equity/(deficit) in accordance with authoritative guidance.

10. Stockholders' Equity

Common Stock

As of September 30, 2019, and December 31, 2018, the Company had reserved shares of common stock for issuance as follows:

	September 30,	December 31,
	2019	2018
	(unaudited)
Options issued and outstanding	3,821,690	42,979
Inducement options issued and outstanding	—	2,985
Options available for grant under stock option plans	554,016	2,327
RSU awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	19,421,892	34,682
Convertible notes	—	10,849
Convertible preferred stock-Series A	473,565	47,357
Convertible preferred stock-Series B	985,500	—
Total	25,262,276	146,792

Transactions with Oasis Capital

On January 7, 2019, Jaguar entered into a common stock purchase agreement with Oasis Capital, relating to an offering of an aggregate of up to 76,190 shares of common stock via an equity line of credit. Under the terms of the purchase agreement, the Company has the right to "put," or sell, up to 76,190 shares of common stock to Oasis Capital for an amount equal to the product of (i) the number of shares set forth on the applicable put notice (minus the deposit and clearing fees associated with such purchase) and (ii) a fixed price of $52.50 per share or such other price agreed upon between the Company and Oasis Capital. Jaguar had the option to increase the equity line of credit by an additional 114,286 shares of common stock by notifying Oasis Capital at any time after the effective date of the purchase agreement. In March 2019, Jaguar exercised this option. As of March 31, 2019, the Company had sold all of the 76,190 shares of common stock of the equity line and all 114,286 shares of common stock from the option to Oasis Capital, or a total of 190,476 shares.

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

Issuance of Class A Units in July 2019 Underwritten Public Offering

In July 2019, the Company entered into an underwriting agreement relating to the public offering comprised of (1) 2,886,500 Class A Units, priced at a public offering price of $2.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of Common Stock and (2) 10,787 Class B Units, priced at a public offering price of $1,000 per unit, with each Class B unit consisting of (i) one share of Series B convertible preferred stock with a stated value of $1,000 and convertible into 500 shares of Common Stock, (ii) 500 Series 1 Warrants and (iii) 500 Series 2 Warrants, at a public offering price of $1,000 per Class B Unit.

The Company sold 2,886,500 Class A Units, comprised of 2,886,500 shares of voting common stock, Series 1 warrants to purchase 5,393,500 shares of common stock and Series 2 warrants to purchase 5,393,500 shares of common stock. The total gross proceeds to the Company from the offering of the Class A Units was $5,773,000, of which $2,074,244 was allocated to the voting common stock, $1,849,378 to the Series 1 Warrants and $1,849,378 to the Series 2 Warrants. Issuance costs of $875,184 were allocated to the Class A Units.

11. Stock Incentive Plans

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. As of September 30, 2019, there were 368 options outstanding.

2014 Stock Incentive Plan

In May 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company's common stock. The 2014 Plan provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company's common stock on the last day of the preceding calendar year. The final 2% increase under the terms of the 2014 Plan was on January 1, 2019, at which time 7,797 additional available shares were added to the 2014 Plan. In February 2019, the Company shareholders approved a 5-year extension of the annual 2% automatic increase from January 1, 2020 through January 1, 2024. The 2014 Plan replaced the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, cancelled or expiration.

In July 2019, the Company adopted an amendment to the 2014 Plan to increase the number of shares of the Company’s common stock authorized for issuance such that the aggregate authorized but unissued shares available for issuance would be equal to 12.5% of the issued and outstanding shares of Common Stock on a fully diluted basis including for purposes of this calculation as if such shares available under the 2014 Plan were included in the denominator (and assuming conversion or exercise, as applicable, of all outstanding convertible securities, including but not limited to conversion of the Company’s Series A Convertible Participating Preferred Stock and Series B Convertible Preferred Stock  into shares of Common Stock, all issued and outstanding warrants, RSUs and stock options (whether issued under or outside the 2014 Plan and the like)), calculated as of the earlier of (i) the day immediately after the consummation of the Company’s next underwritten public equity offering with gross proceeds of $5 million or more or (ii) July 31, 2019 (collectively, the “Calculation Date”). The Calculation Date occurred on July 24, 2019 and the total number of shares of Common Stock approved for issuance under the 2014 Plan increased 4,330,400 shares.

As of September 30, 2019, there were 3,821,690 options outstanding and 554,016 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the nine months ended September 30, 2019 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2018	2,327	42,979	5,613	$406.36	9.24	$—
Additional shares authorized	4,330,400	—	—	—	—
Options granted	(4,306,832)	4,306,832	—	1.71	—	—
Options cancelled	528,121	(528,121)	—	4.45	—	—
Outstanding at September 30, 2019	554,016	3,821,690	5,613	$5.72	9.81	$—
Exercisable at September 30, 2019		503,943		$24.61	9.76	$—
Vested and expected to vest at September 30, 2019		3,197,953		$6.82	9.81	$—

*Fair market value of JAGX common stock on September 30, 2019 was $1.31 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

No options were exercised in the nine months ended September 30, 2019 and 2018.

The weighted average grant date fair value of stock options granted was $1.57 and $128.80 per share during the nine months ended September 30, 2019 and 2018, respectively.

The number of options that vested in the nine months ended September 30, 2019 and 2018 was 496,467 and 6,053, respectively. The grant date weighted average fair value of options that vested in the nine months ended September 30, 2019 and 2018 was $2,668,737 and $475,123, respectively.

The Company granted 2,993 inducement options in fiscal year 2018 to new employees. The weighted average grant-date fair value of the options was $93.80 per share.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and nine months ended September 30, 2019 and 2018, and are included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expense	$332,636	$175,772	$548,524	$400,521
Sales and marketing expense	41,122	39,210	87,215	59,762
General and administrative expense	736,351	465,112	1,347,246	956,508
Total	$1,110,109	$680,094	$1,982,985	$1,416,791

As of September 30, 2019, the Company had $5,555,383 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 2.31 years.

The estimated grant-date fair value of stock option grants for the nine months ended September 30, 2019 and 2018 was calculated using the Black-Scholes - Merton option-pricing model using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Weighted-average volatility	142.9 - 145.9%	95.6 - 95.9%
Weighted-average expected term (years)	5.6 - 5.8	5.8
Risk-free interest rate	1.5 - 1.9%	2.8 - 3.1%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2019.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(11,682,949)	$(6,138,352)	$(36,707,937)	$(20,487,172)
Shares used to compute net loss per common share, basic and diluted	5,841,790	162,506	2,746,523	143,012
Net loss per share attributable to common shareholders, basic and diluted	$(2.00)	$(37.77)	$(13.37)	$(143.25)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2019 and 2018 because their inclusion would be anti-dilutive.

	September 30,	September 30,
	2019	2018
	(unaudited)
Options issued and outstanding	3,821,690	42,979
Inducement options issued and outstanding	—	2,994
Options available for grant under stock options plans	554,016	3,402
Restricted stock unit awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	19,421,892	16,582
Convertible notes	—	23,469
Series A convertible preferred stock	473,565	—
Series B convertible preferred stock	985,500	—
Total	25,262,276	95,039

13. Segment Information

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

The Company's reportable segments net revenues and net loss for the three and nine months ended September 30, 2019 and 2018 consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$957,059	$1,107,682	$4,184,912	$2,545,121
Animal Health	15,720	24,385	83,294	275,148
Consolidated Totals	$972,779	$1,132,067	$4,268,206	$2,820,269

Segment profit (loss)
Human Health	$(3,955,115)	$(3,145,782)	$(16,585,956)	$(10,519,413)
Animal Health	(3,599,950)	(2,992,570)	(15,994,097)	(8,972,759)
Consolidated Totals	$(7,555,065)	$(6,138,352)	$(32,580,053)	$(19,492,172)

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
	2019	2018
Segment assets
Human Health	$33,571,477	$37,985,935
Animal Health	64,797,329	54,893,593
Total	$98,368,806	$92,879,528

The reconciliation of segments assets to the consolidated assets is as follows:
	September 30,	December 31,
	2019	2018
Total assets for reportable segments	98,368,806	92,879,528
Less: Investment in subsidiary	(29,240,965)	(29,240,965)
Less: Intercompany loan	(33,501,296)	(22,596,618)
Consolidated Totals	$35,626,544	$41,041,945

14. Subsequent Events

Series 1 Warrant Exercise Agreement

In October 2019, the Company entered into a Warrant Exercise Agreement with the sole remaining holder of the Series B Preferred Stock (the “Exercising Holder”), which Exercising Holder owns Series 1 warrants exercisable for 1,250,000 shares of Common Stock (the “Series 1 Warrant Shares”). Pursuant to the Warrant Exercise Agreement, the Company had the right, with 2 trading days’ prior notice, to require the Exercising Holder to exercise all or a portion of its Series 1 warrants in accordance with the existing terms of the Series 1 warrants, in exchange for the Company’s agreement to issue to the Exercising Holder a number of Series B-1 Convertible Preferred Stock, with a stated value of $12,201, in an amount equal to one Series B-1 Convertible Preferred Share for every 19,841 Series 1 Warrant Shares issued by the Company to the Exercising Holder.

In October 2019, the Exercising Holder exercised its 1,250,000 Series 1 warrants for common stock, with the Company receiving aggregate gross proceeds of approximately $1,750,000. In consideration of the exercise, and in accordance with the terms of the Warrant Exercise Agreement, the Company in turn issued to the Exercising Holder 63 shares of Series Convertible B-1 Preferred Stock.

Designation of Series B-1 Convertible Preferred Stock

In October 2019, the Company created a new series of authorized preferred stock, designated as the “Series B-1 Convertible Preferred Stock.”  The Series B-1 Certificate of Designation became effective with the Secretary of State of the State of Delaware upon filing. The shares of Series B-1 Preferred Stock rank on par with the shares of the Common Stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Series B-1 Certificate of Designation, the shares of Series B-1 Convertible Preferred Stock have no voting rights. However, as long as any shares of Series B-1 Convertible Preferred Stock remain outstanding, the Series B-1 Certificate of Designation provides that the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series B-1 Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B-1 Convertible Preferred Stock or alter or amend the Series B-1 Certificate of Designation or (b) enter into any agreement with respect to any of the foregoing.

Each share of Series B-1 Convertible Preferred Stock is convertible at any time at the holder’s option into 10,001 shares of Common Stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series B-1 Certificate of Designation. Notwithstanding the foregoing, the Series B-1 Certificate of Designation further provides that the Company shall not effect any conversion of the shares of Series B-1 Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B-1 Preferred Stock (together with such holder’s affiliates and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance of Series B-1 Convertible Preferred Stock) of the shares of Common Stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Issuance of Series B-1 Convertible Preferred Stock

In October 2019, per the terms of a Warrant Exercise Agreement, the Company issued 63 shares of Series B-1 Convertible Preferred Stock in consideration of an existing Series 1 Warrant holder exercising 1,250,000 Series 1 warrants for the Company’s common stock. The Company received aggregate gross proceeds of approximately $1,750,000 from the exercise of the Series 1 Warrants.

Termination of Tempesta Royalty License Agreement

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain disputes between Napo and Tempesta were settled. The disputes related to royalty payments owed by Napo to Tempesta under a license agreement, dated February 8, 1990, between Tempesta and Shaman Pharmaceuticals, a predecessor-in-interest to Napo (the “1990 License”), and a modified license agreement, dated October 16, 2002, between Tempesta and Napo (the “2002 License” and together with the 1990 License, the “License Agreements”) with respect to SP-303, a component of Mytesi, the Company’s FDA-approved drug for the symptomatic relief of noninfectious diarrhea in adult patients with HIV/AIDS on antiretroviral therapy. At September 30, 2019, the Company had recorded a loss contingency of $640,000 in regard to the probable settlement of the royalty dispute (see Note 6).

Pursuant to the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements. The promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1,

2020 until the Note is paid in full. The 40,000 shares are subject to lock-up restrictions and are not tradeable by Tempesta until October 1, 2020.

Angel Pond Agreement

In October 2019, the Company engaged Angel Pond Capital LLC to explore potential licensing agreements and collaborations for Mytesi® in China. In consideration of these services, the Company compensated Angel Pond Capital LLC with $140,000 in the Company’s common stock for the initial four-month term of the agreement. The Company has the option to extend the agreement term for two months for $30,000 payable in the Company’s common stock.

If a definitive commercial agreement is executed by the Company with an entity that does all or substantially all of its business in China and one with whom Angel Pond Capital LLC has had substantial contact on the Company’s behalf prior to the expiration or termination of this Agreement,  Angel Pond Capital LLC will be paid compensation equal to 6%  (6.5% for certain engaged entities) of the amounts actually received by the Company from such engaged entity in the form of upfront licensing fees and regulatory milestone payments pursuant to such Definitive Commercial Agreement.

The Company will pay to Angel Pond Capital LLC sales milestone payments equal to $300,000 after the first $50,000,000 of “Net Sales” (as defined in a Definitive Commercial Agreement) has been achieved in China by an engaged entity, and $300,000 after each and every additional $50,000,000 in cumulative net sales in China by such engaged entity; provided, however, such milestone payments will be capped at 6% of the cumulative sales royalty payments received by the Company from such engaged entity.

If Angel Pond Capital LLC is able to raise equity capital for the Company from an engaged entity prior to the expiration or termination of the Agreement, Angel Pond Capital LLC will receive compensation equal to 6% of the total dollar amount raised.

If Angel Pond Capital LLC is instrumental in arranging for the sale of the Company to an engaged entity prior to the expiration or termination of the Agreement, then Angel Pond Capital LLC will be compensated determinant upon any such sale price.

Securities Purchase Agreement

On November 13, 2019, Jaguar Health, Inc. (“Jaguar” or the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers named therein (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered public offering by the Company directly to the Investors (the “Offering”), pre-funded warrants to purchase up to an aggregate of 2,222,223 shares of the Company’s common stock (“Common Stock”) at an offering price of $0.80 per share (the “Pre-Funded Warrants”), which when added together with the exercise price of $0.01 per share, equals the Minimum Price as defined under Nasdaq Listing Rule 5635(d).  The gross proceeds from the Offering were approximately $1.8 million before deducting offering expenses.

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

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013. Napo formed Jaguar to develop and commercialize animal health products. Effective as of December 31, 2013, Jaguar was a wholly-owned subsidiary of Napo, and Jaguar was a majority-owned subsidiary of Napo until the close of the Company's initial public offering on May 18, 2015. On July 31, 2017, the merger of Jaguar Animal Health, Inc. and Napo became effective, at which point Jaguar Animal Health's name changed to Jaguar Health, Inc. and Napo began operating as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of, and development of follow-on indications for, Mytesi. Most of the activities of the Company are now focused on the commercialization of Mytesi and development of follow-on indications for crofelemer and a second-generation anti-secretory product, lechlemer. In the field of animal health, we have limited activities which are focused on developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves, foals, and high value horses.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer —upon which to build global partnerships. As previously announced, Jaguar, through Napo, now holds extensive global rights for Mytesi, and crofelemer manufacturing is being conducted at a multimillion-dollar commercial manufacturing facility that has been FDA-inspected and approved. Additionally, several of the drug product candidates in Jaguar's Mytesi pipeline are backed by strong Phase 2 and proof of concept evidence from completed human clinical trials.

Mytesi is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Mytesi is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea; orphan-drug indications for infants and children with congenital diarrheal disorders and short bowel syndrome (SBS); supportive care for inflammatory bowel disease (IBD); irritable bowel syndrome (IBS); and for idiopathic/functional diarrhea. In addition, a second-generation anti-secretory agent, lechlemer, in development for cholera. Mytesi previously received orphan-drug designation for SBS.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss was

$32.6 million and $19.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our net loss was $7.6 million and $6.1 million for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had a total stockholders' equity of $11.4 million, an accumulated deficit of $127.1 million, and cash of $2.1 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefit expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not currently have any marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three and nine months ended September 30, 2019.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Revenues from the sale of Mytesi were $957,059 and $1,107,682 for the three months ended September 30, 2019 and 2018, respectively. Revenues from the sale of Mytesi were $4,184,912 and $2,545,121 for the nine months ended September 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution and increased sales presence. Deductions from revenue are derived from reserves for estimated product returns based on historical returns experience. If actual returns differed from our historical experience, changes to the reserved could be required in future periods. Additional deductions are wholesaler fees which are based on our agreement with Cardinal Health, sales discounts, and Medicare rebates which are derived from data collected by Cardinal Health through various  sources.

Animal

The Company recognized Neonorm revenues of $15,720 and $24,385 for the three months ended September 30, 2019 and 2018, respectively. Revenues from the sale of Neonorm were $83,294 and $97,759 for the nine months ended September 30, 2019 and 2018, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer.  Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Indefinite-lived Intangible Assets

Acquired in-process research and development (IPR&D) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the condensed consolidated balance sheet. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other factors. If current expectations of growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further impairment in the future. Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of zero and $4,000,000 in the three and nine months ended September 30, 2019, respectively. There were no impairment charges recorded in the three and nine months ended September 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2019 and 2018 together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
Product revenue, net	$4,268,206	$2,642,880	$1,625,326	61.5%
Collaboration revenue	—	177,389	(177,389)	(100.0)%
Total revenue	4,268,206	2,820,269	1,447,937	51.3%
Operating Expenses
Cost of product revenue	3,072,800	1,808,918	1,263,882	69.9%
Research and development	4,426,308	3,843,918	582,390	15.2%
Sales and marketing	5,436,635	7,119,204	(1,682,569)	(23.6)%
General and administrative	9,816,909	8,761,776	1,055,133	12.0%
Settlement of Tempesta Royalty License Agreement	640,000	—	640,000	100%
Impairment of indefinite-lived intangible assets	4,000,000	—	4,000,000	100%
Total operating expenses	27,392,652	21,533,816	5,858,836	27.2%
Loss from operations	(23,124,446)	(18,713,547)	(4,410,899)	23.6%
Interest expense	(5,556,953)	(2,185,868)	(3,371,085)	154.2%
Other income (expense), net	49,392	322,244	(272,852)	(84.7)%
Change in fair value of warrant, derivative liability and conversion option liability	1,002,865	(119,134)	1,121,999	(941.8)%
Gain on Valeant settlement	—	1,204,133	(1,204,133)	(100.0)%
Loss on extinguishment of debt	(4,940,911)	—	(4,940,911)	(100.0)%
Loss before income tax	(32,570,053)	(19,492,172)	(13,077,881)	67.1%
Income tax expense	(10,000)	—	(10,000)	100%
Net loss and comprehensive loss	(32,580,053)	(19,492,172)	(13,087,881)	67.1%
Deemed dividend attributable to Series A preferred stock	—	(995,000)	995,000	100%
Deemed dividend attributable to Series B preferred stock	(3,875,778)	—	(3,875,778)	100%
Deemed dividend attributable to the Series 1 warrant modification	(252,106)	—	(252,106)	100%
Net loss attributable to common stockholders	$(36,707,937)	$(20,487,172)	$(16,220,765)	79.2%

Revenue

Sales and Allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
Gross product sales
Mytesi	$6,054,053	$3,550,994	$2,503,059	70.5%
Neonorm	83,273	98,738	(15,465)	(15.7)%
Total gross product sales	6,137,326	3,649,732	2,487,594	68.2%
Medicare rebates	(368,038)	(80,192)	(287,846)	358.9%
Sales discounts - Mytesi	(1,055,244)	(582,017)	(473,227)	81.3%
Sales returns - Mytesi	(88,934)	(88,052)	(882)	1.0%
Wholesaler fee - Mytesi	(356,904)	(256,591)	(100,313)	39.1%
Net product sales	$4,268,206	$2,642,880	$1,625,326	61.5%

Product Revenue

Our gross product revenues were $6,137,326 and $3,649,732 for the nine months ended September 30, 2019 and 2018, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $6,054,053 and $3,550,994 in the nine months ended September 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution and increased sales presence.

Sales discounts were $1,055,244 and $582,017 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $473,227. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. Of the total sales discounts, allowances for chargebacks were $935,694 and $386,631 for the nine months ended September 30, 2019 and 2018, respectively. These allowances for chargebacks were approximately 15%  and 11% on Mytesi gross product sales for the nine months ended September 30, 2019 and 2018, respectively. The increase in allowance is mostly due to the transition in distributors during 2019.

Animal

Our Neonorm product revenues were $83,273 and $98,738 for the nine months ended September 30, 2019 and 2018, respectively. Focus on sales and marketing for Neonorm products had decreased during 2019.

Collaboration Revenue

Collaboration revenue was derived from our January 2017 licensing, development, co-promotion and commercialization agreement with Elanco US Inc. to license, develop and commercialize Canalevia. Elanco terminated the arrangement in January 2018 and all remaining deferred revenue was recognized at that time. We recognized collaboration revenues of $0 and $177,389 for the nine months ended September 30, 2019 and 2018, respectively.

Cost of Product Revenue

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
Cost of Product Revenue
Material cost	$1,624,970	$847,264	$777,706	91.8%
Direct labor	435,305	407,525	27,780	6.8%
Distribution fees	406,857	291,300	115,557	39.7%
Royalties	(10,807)	81,342	(92,149)	(113.3)%
Other	616,475	181,487	434,988	239.7%
Total	$3,072,800	$1,808,918	$1,263,882	69.9%

Cost of product revenue increased $1,263,882 from $1,808,918 in the nine months ended September 30, 2018 to $3,072,800 for the same period in 2019. The increase in cost of product revenue year over year was due to increased sales of Mytesi, including non-recurring charges for a campaign batch cancellation fee of $161,000, fees of $227,000 from the Company’s former distributor, and the write-off of non-conforming inventory, offset by the reversal of $189,000 of accrued royalties related to the termination of a royalty agreement.

Research and Development

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table presents the components of research and development expense for the nine months ended September 30, 2019 and 2018 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,382,646	$1,708,116	$(325,470)	(19.1)%
Materials expense and tree planting	95,297	153,595	(58,298)	(38.0)%
Travel, other expenses	137,909	108,078	29,831	27.6%
Clinical and contract manufacturing	1,105,459	829,312	276,147	33.3%
Stock-based compensation	548,524	400,521	148,003	37.0%
Other	1,156,473	644,296	512,177	79.5%
Total	$4,426,308	$3,843,918	$582,390	15.2%

Research and development expense increased $582,390 from $3,843,918 in the nine months ended September 30, 2018 to $4,426,308 for the nine months ended September 30, 2019 due primarily to:

•

Clinical and contract manufacturing expense increased $276,147 from $829,312 in the nine months ended September 30, 2018 to $1,105,459 in the same period in 2019 primarily due to an increase in contract manufacturing costs for enhanced manufacturing process improvements the Company is developing to reduce the cost of revenue.

•	Personnel and related benefits decreased $325,470 from $1,708,116 in the nine months ended September 30, 2018 to $1,382,646 in the same period in 2019 due to changes in headcount and related salaries.

•

Other expenses, consisting primarily of consulting, formulation and regulatory fees, increased $512,177 from $644,296 in the nine months ended September 30, 2018 to $1,156,473 in the same period in 2019. Consulting expenses increased by $131,066 due to an increase in clinical trial consultants consistent with the temporary termination of clinical trials and an increase in R&D testing consultant work, net of an increase in Napo consulting expense. Direct R&D testing costs increased $314,000 due to an increase in R&D work. Formulation expenses were relatively constant in the comparative periods. Regulatory expenses decreased by $176,038 due to the Company receiving a waiver of fee payment from the FDA. Formulation expenses were relatively constant in the comparative periods.

Sales and Marketing

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$3,513,935	$2,996,262	$517,673	17.3%
Stock-based compensation	87,215	59,762	27,453	45.9%
Direct Marketing Fees	1,460,089	3,088,532	(1,628,443)	(52.7)%
Other	375,396	974,648	(599,252)	(61.5)%
Total	$5,436,635	$7,119,204	$(1,682,569)	(23.6)%

Sales and marketing expense decreased $1,682,569 from $7,119,204 in the nine months ended September 30, 2018 to $5,436,635 in the same period in 2019 due primarily to:

•

Direct marketing and sales expense decreased $1,628,443 from $3,088,532 in the nine months ended September 30, 2018 to $1,460,089 for the same period in 2019 due to a decrease in marketing programs for Mytesi.

•

Personnel and related benefits increased $517,673 from $2,996,262 in the nine months ended September 30, 2018 to $3,513,935 in the same period in 2019 due to severance expenses of $125,865 from the sales force reduction and increased sales incentive bonuses of $332,334 from increased sales.

•	Other expenses decreased $599,252 from $974,648 in the nine months ended September 30, 2018 to $375,396 in the same period in 2019 largely due to reduction in advertising costs of $716,574.

General and Administrative

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,371,634	$1,321,627	$50,007	3.8%
Accounting fees	542,395	423,468	118,927	28.1%
Third-party consulting fees	1,717,665	1,246,792	470,873	37.8%
Legal fees	1,295,480	1,692,451	(396,971)	(23.5)%
Travel	174,965	212,707	(37,742)	(17.7)%
Stock-based compensation	1,347,246	956,508	390,738	40.9%
Rent and lease expense	554,017	324,693	229,324	70.6%
Public company expenses	649,965	508,934	141,031	27.7%
Other	2,163,542	2,074,596	88,946	4.3%
Total	$9,816,909	$8,761,776	$1,055,133	12.0%

General and administrative expenses increased $1,055,133 from $8,761,776 in the nine months ended September 30, 2018 to $9,816,909 for the same period in 2019 primarily due to increases in accounting fees, third-party consulting, stock-based compensation, rent and lease expenses, and public company expenses:

•	Accounting fees increased $118,927 from $423,468 in the nine months ended September 30, 2018 to $542,395 in the same period in 2019, mostly due to change in the timing fees billings.
•

Consulting fees increased $470,873 from $1,246,792 in the nine months ended September 30, 2018 to $1,717,665 in the same period in 2019. This was to supplement the technical accounting and Finance Planning and Analysis needs of the current staff. Human Resource and Information Technology consulting services have also been in place in lieu of regular fulltime employees.

•	Legal fees decreased $396,971 from $1,692,451 in the nine months ended September 30, 2018 to $1,295,480 in the same period in 2019 mostly due to a decrease in patent legal fees.
•

Stock-based compensation expense increased $390,738 from $956,508 in the nine months ended September 30, 2018 to $1,347,246 in the same period in 2019 due to an increase in the volume of option grants to new and existing employees.

•

Rent and lease expense increased $229,324 from $324,693 in the nine months ended September 30, 2018 to $554,017 in the same period in 2019 primarily due to contractual increases in rent on the Company’s office facilities and the additional increase in rent expense beginning in March 2019 due to the cost of the LOC warrant.

•	Public company expenses increased $141,031 from $508,934 in the nine months ended September 30, 2018 to $649,965 in the same period in 2019 primarily due to increased D&O liability insurance.
•	Other general and administrative expenses increased $88,946 from $2,074,596 in nine months ended September 30, 2018 to $2,163,542 in the same period in 2019 largely due to personnel recruiting fees.

In the near term, we  expect general and administrative expense to remain the same as we focus on other areas of operations. This will include growing the business without adding headcount or increasing facilities.

Impairment of Indefinite-lived Intangible Assets

Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the nine months ended September 30, 2019. There were no impairment charges recorded in the nine months ended September 30, 2018. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value.

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2019 and 2018 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Product revenue	$972,779	$1,132,067	$(159,288)	(14.1)%
Collaboration revenue	—	—	—	—%
Total revenue	972,779	1,132,067	(159,288)	(14.1)%
Operating Expenses
Cost of product revenue	947,495	736,733	210,762	28.6%
Research and development	1,307,296	1,481,166	(173,870)	(11.7)%
Sales and marketing	1,698,440	2,716,752	(1,018,312)	(37.5)%
General and administrative	3,106,633	2,703,628	403,005	14.9%
Settlement of Tempesta Royalty License Agreement	640,000	—	640,000	100.0
Total operating expenses	7,699,864	7,638,279	61,585	0.8%
Loss from operations	(6,727,085)	(6,506,212)	(220,873)	3.4%
Interest expense, net	(1,352,845)	(872,044)	(480,801)	55.1%
Other income (expense), net	28,784	9,540	19,244	201.7
Change in fair value of warrants, derivative liability and conversion option liability	841,834	26,231	815,603	3,109.3%
Gain on Valeant settlement	—	1,204,133	(1,204,133)	(100.0)%
Loss on extinguishment of debt	(335,753)	—	(335,753)	(100.0)
Loss before income tax	(7,545,065)	(6,138,352)	(1,406,713)	22.9%
Income tax expense	(10,000)	—	(10,000)	100%
Net loss and comprehensive loss	(7,555,065)	(6,138,352)	(1,416,713)	23.1%
Deemed dividend attributable to Series B preferred stock	(3,875,778)	—	(3,875,778)	100%
Deemed dividend attributable to the Series 1 warrant modification	(252,106)	—	(252,106)	100%
Net loss attributable to common shareholders	$(11,682,949)	$(6,138,352)	(5,544,597)	90.3%

Revenue

Sales and Allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Gross product sales
Mytesi	$1,897,417	$1,592,801	$304,616	19.1%
Neonorm	15,699	24,630	(8,931)	(36.3)%
Total gross product sales	1,913,116	1,617,431	295,685	18.3%
Adjustment for product donations	(336,934)	—	(336,934)	100.0%
Medicare rebates	(98,912)	(80,192)	(18,720)	23.3%
Sales discounts - Mytesi	(318,394)	(262,927)	(55,467)	21.1%
Sales returns - Mytesi	(30,999)	(42,403)	11,404	(26.9)%
Wholesaler fee - Mytesi	(155,098)	(99,842)	(55,256)	55.3%
Net product sales	$972,779	$1,132,067	$(159,288)	(14.1)%

Product Revenue

Our gross product revenues were $1,913,116 and $1,617,431 for the three months ended September 30, 2019 and 2018, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Gross sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $1,897,417 and $1,592,801 in the three months ended September 30, 2019 and 2018, respectively. The increase in sales of Mytesi is due to the more streamlined distribution and increased sales presence.

Out of period adjustment - During the period ended September 30, 2019, the Company identified a prior period product donation incorrectly recorded as revenue.   The adjustment, totaling $336,934 related to revenue and accounts receivable, was corrected within the current quarter. The impact of the adjustment was a reduction to net income of $336,934. This adjustment does not affect Mytesi revenue associated with sales in the three months ended September 30, 2019.  Management has determined that this out of period correcting adjustment is not material to the prior period consolidated financial statements and has therefore recorded it in the three months ended September 30, 2019.

Sales discounts were $318,394 and $262,927 for the three months ended September 30, 2019 and 2018, respectively, an increase of $55,467. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. Of the total amount of sales discounts, allowances for chargebacks were $323,867 and $176,010 for the three months ended September 30, 2019 and 2018, respectively. These allowances for chargebacks were approximately 21%  and 11% of Mytesi gross product sales for the three months ended September 30, 2019 and 2018, respectively. The increase in allowance is mostly due to the transition in distributors during 2019.

Animal

We recognized Neonorm gross revenues of $15,699 and $24,630 for the three months ended September 30, 2019 and 2018, respectively. Focus on sales and marketing for Neonorm products had decreased during 2019.

Cost of Product Revenue

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Cost of Product Revenue
Material cost	$575,752	$371,108	$204,644	55.1%
Direct labor	138,851	141,822	(2,971)	(2.1)%
Distribution fees	251,507	128,182	123,325	96.2%
Royalties	(114,564)	38,119	(152,683)	(400.5)%
Other	95,949	57,502	38,447	66.9%
Total	$947,495	$736,733	$210,762	28.6%

Cost of product revenue increased $210,762 from $736,733 in the three months ended September 30, 2018 to $947,495 for the same period in 2019. The increase in cost of product revenue quarter over quarter was due to increased sales of Mytesi, including a campaign batch cancellation fee of $161,000, fees of $227,000 from the Company’s former distributor, and offset by the reversal of $189,000 of accrued royalties related to the termination of a royalty agreement.

Research and Development

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Research and Development:
Personnel and related benefits	$411,542	$562,643	$(151,101)	(26.9)%
Materials expense and tree planting	29,782	47,271	(17,489)	(37.0)%
Travel, other expenses	48,397	60,982	(12,585)	(20.6)%
Clinical and contract manufacturing	273,188	209,886	63,302	30.2%
Stock-based compensation	332,636	175,772	156,864	89.2%
Other	211,751	424,612	(212,861)	(50.1)%
Total	$1,307,296	$1,481,166	$(173,870)	(11.7)%

Research and development expense decreased $173,870 from $1,481,166 in the three months ended September 30, 2019 to $1,307,296 for the same period in 2019 largely due to:

•

Clinical and contract manufacturing expense increased $63,302 from $209,886 in the three months ended September 30, 2018 to $273,188 in the same period in 2019 primarily due to an increase in contract manufacturing costs for enhanced manufacturing process improvements the Company is developing to reduce the cost of revenue.

•	Personnel and related benefits decreased $151,101 from $562,643 in the three months ended September 30, 2018 to $411,542 in the same period in 2019 due to changes in headcount and related salaries.
•

Stock-based compensation increased $156,864 from $175,772 in the three months ended September 30, 2018 to $332,636 in the same period in 2019 due to an increase in the volume of option grants to new and existing employees.

•

Other expenses, consisting primarily of consulting, formulation and regulatory fees, decreased $212,861 from $424,612 in the three months ended September 30, 2018 to $211,751 in the same period in 2019. Consulting expenses increased by $28,715 due to an increase in clinical trial consultants consistent with the temporary termination of clinical trials and an increase in R&D testing consultant work, net of an increase in Napo consulting expense. Direct R&D testing costs decreased $328,930. Formulation expenses were relatively constant in the comparative periods. Regulatory expenses decreased by $13,960 due to the Company receiving a waiver of fee payment from the FDA. Formulation expenses were relatively constant in the comparative periods.

Sales and Marketing

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,002,044	$1,312,164	$(310,120)	(23.6)%
Stock-based compensation	41,122	39,210	1,912	4.9%
Direct marketing fees and expense	466,908	887,481	(420,573)	(47.4)%
Other	188,366	477,897	(289,531)	(60.6)%
Total	$1,698,440	$2,716,752	$(1,018,312)	(37.5)%

Sales and marketing expense decreased $1,018,312 from $2,716,752 in the three months ended September 30, 2018 to $1,698,440 in the same period in 2019 largely due to a decrease in marketing programs and advertising costs for Mytesi.

•

Direct marketing and sales expense decreased $420,573 from $887,481 in the three months ended September 30, 2018 to $466,908 for the same period in 2019 due to a decrease in marketing programs for Mytesi.

•

Personnel and related benefits decreased $310,120 from $1,312,164 in the three months ended September 30, 2018 to $1,002,044 in the same period in 2019 due to the reduction of our sales headcount in support of Mytesi.

•	Other expenses decreased $289,531 from $477,897 in the three months ended September 30, 2018 to $188,366 in the same period in 2019 largely due to a decrease of $216,495 in marketing consulting.

General and Administrative

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
General and Administrative:
Personnel and related benefits	$473,645	$442,870	$30,775	6.9%
Accounting fees	181,012	68,082	112,930	165.9%
Third-party consulting fees	413,988	409,678	4,310	1.1%
Legal fees	181,295	306,259	(124,964)	(40.8)%
Travel	75,484	59,575	15,909	26.7%
Stock-based compensation	736,351	465,112	271,239	58.3%
Rent and lease expense	152,741	125,936	26,805	21.3%
Public company expenses	248,185	122,503	125,682	102.6%
Other	643,932	703,613	(59,681)	(8.5)%
Total	$3,106,633	$2,703,628	$403,005	14.9%

General and administrative expenses increased $403,005 from $2,703,628 in the three months ended September 30, 2018 to $3,106,633 for the same period in 2019,

•	Accounting fees increased $112,930 from $68,082 in the three months ended September 30, 2018 to $181,012 in the same period in 2019 mostly due to the change in the timing of fees billings.
•	Legal fees decreased $124,964 from $306,259 in the three months ended September 30, 2018 to $181,295 in the same period in 2019 mostly due to a decrease in patent legal fees.
•

Stock-based compensation expense increased $271,239 from $465,112 in the three months ended September 30, 2018 to $736,351 in the same period in 2019 due to an increase in the volume of option grants to new and existing employees.

•	Public company expenses increased $125,682 from $122,503 in the three months ended September 30, 2018 to $248,185 in the same period in 2019 mostly due to $157,445 increase in D&O liability insurance.
•	Other general and administrative expenses decreased $59,681 from $703,613 in three months ended September 30, 2018 to $643,932 in the same period in 2019 largely due to personnel recruiting fees.

In the near term, we expect general and administrative expense to remain the same as we consolidate sales territories and simultaneously focus on our pipeline development. This will include growing the business without adding headcount or increasing facilities.

Settlement of Tempesta Royalty License Agreement

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Settlement of Tempesta Royalty License Agreement	640,000	—	640,000	100%
Total	$640,000	$—	$640,000	100%

A royalty license agreement settlement liability increased $640,000 from zero in the three months ended September 30, 2018 to $640,000 in the same period in 2019. In October 2019, the Company and Tempesta settled the dispute, pursuant to which Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements (see Note 14).

Deemed Dividends

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Variance	Variance %
Deemed dividend attributable to Series B preferred stock	$(3,875,778)	$—	$(3,875,778)	100%
Deemed dividend attributable to the Series 1 warrant modification	(252,106)	—	(252,106)	100%
Total	$(4,127,884)	$—	$(4,127,884)	100%

Deemed dividends increased  $4,127,884 from zero in the three months ended September 30, 2018 to $4,127,884 in the same period in 2019 due to the deemed dividend charge of $3,875,778 for the accretion of the discount on the Series B Preferred Stock issued on July 23, 2019, and the deemed dividend charge of $252,106 that resulted from the modification of the Series 1 Warrants in September 2019.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended September 30, 2019 and 2018, we had net losses of $7.6 million and $6.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, we had net losses of $32.6 million and $19.5 million, respectively. We expect to incur additional losses in the near-term future. At September 30, 2019 we had an accumulated deficit of $127.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $2.1 million as of September 30, 2019.  We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.  Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Annual Report on Form 10‑K for the year ended December 31, 2018 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Our funding activities in the nine months ended September 30, 2019 were as follows:

•

Between January and April 2019, we issued 76,190 and 4,843 shares of our common stock via equity lines of credit with Oasis Capital. A further 114,286 shares of common stock were issued to Oasis Capital via an option to increase this equity line of credit.  In all, 195,319 common shares were issued for total proceeds were $2.6 million.

•

Between January and June 2019, we entered into exchange agreements with Chicago Venture Partners L.P., pursuant to which we issued to CVP 395,970 shares of common stock, with a fair value of $8.2 million, in exchange for a reduction of approximately $5.8 million in the principal amount of the CVP Promissory Notes and $2.4 million in accrued interest thereon.

•

Between March and June 2019, we entered into securities purchase agreement with selected investors, pursuant to which we issued $5.1 million in short-term promissory notes (the Bridge Notes). We settled these short-term promissory notes and interest accrued thereon in July 2019.

•

In March 2019, we entered into a securities purchase agreement with Oasis Capital, whereby we issued in a registered direct public offering 19,019 shares to Oasis Capital for gross proceeds of approximately $0.3 million.

•	In March 2019, we issued 19,752 shares of our common stock in lieu of a cash payment of $0.4 million in interest expense on the Napo convertible notes payable.
•

Between May and July 2019, we entered into exchange agreements with Chicago Venture Partners L.P., pursuant to which we issued to CVP 1,119,440 shares of common stock with a fair value of $6.7 million, in exchange for a reduction of approximately $6.2 million in the principal amount of CVP Exchange Note 1 and $0.1 million in accrued interest thereon.

•

In July 2019, we entered into an underwriting agreement, relating to a public offering, in which we sold 2,886,500 shares of common stock, 10,787 shares of Series B convertible preferred stock, Series 1 warrants to purchase 8,280,000 shares of common stock and Series 2 warrants to purchase 8,280,000 shares of common stock. We received total gross proceeds from the offering was $16.6 million, or $14.0 million net of issuance and other costs of $2.6 million.

We expect our expenditures will continue to increase as we continue our efforts to develop our products and continue development of our pipeline in the near term. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. We will need to seek additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after issuance date of the condensed consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table shows a summary of cash flows for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
Total cash used in operating activities	$(17,317,513)	$(17,828,754)
Total cash used in investing activities	—	(6,527)
Total cash provided by financing activities	16,818,856	17,801,543
Net increase (decrease) in cash	$(498,657)	$(33,738)

Cash Used in Operating Activities

During the nine months ended September 30, 2019,  net cash used in operating activities of $17,317,513 resulted from our net loss of $32,580,053 adjusted for an impairment charge of $4,000,000 associated with our indefinite-lived intangible assets, reduction in the fair value of warrants, conversion option and derivative liability of $1,002,865, amortization of debt discounts and debt issuance costs of $5,032,214, stock-based compensation of $1,982,985, depreciation and amortization expenses of $1,304,946,  amortization of operating lease right-of-use assets of $554,017, loss on the extinguishment of debt of $4,940,911 and of changes in operating assets and liabilities of $1,549,668.

During the nine months ended September 30, 2018, cash used in operating activities of $17,828,754 resulted from our net loss of $19,492,172, adjusted by non-cash accretion of end of term payment, debt discounts and debt issuance costs of $1,461,133, stock-based compensation of $1,416,791, reduction in the fair value of warrants, conversion option and derivative liability of $178,461, common stock issued in exchange for services rendered of $6,425, depreciation and amortization expenses of $989,116, interest paid on the conversion of debt to equity of $21,275, net of changes in operating assets and liabilities of $2,052,861.

Cash Used in Investing Activities

During the nine months ended September 30, 2019 no cash was used in investing activities. During the nine months ended September 30, 2018, cash used in investing activities was $6,527 and consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2019,  net cash provided by financing activities of $16,818,856 consisted of $2,602,896 in net proceeds received from 195,319 shares of common stock issued to Oasis Capital via an option to increase the equity line of credit, $266,266 in net proceeds received from 19,019 shares issued in a registered direct public offering to Oasis Capital, $14,049,694 in net proceeds received from the July 2019 public offering, offset by $100,000 in repayments of notes payable.

During the nine months ended September 30, 2018, cash provided by financing activities of $17,801,543 primarily consisted of  $1,305,774 and $750,100 received in separate PIPE (“Private Investment in Public Entity”) financings, $14,000,002 million in net proceeds from the Sagard financing, including $5,624,867 in net proceeds received from the issuance of common stock and $9,000,002 in net proceeds received from the issuance of convertible preferred stock, $2,310,000 received in the issuance of non-convertible debt, and $500,000 received in the issuance of convertible debt, offset by $1,689,200 in principal payments of our long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than equity securities issued in transactions disclosed on our Current Report on Form 8-K/A filed with the SEC on July 12, 2019, there were no unregistered sales of equity securities during the period.

Item 5.  Other Information

Departure of Directors or Certain Officers

On August 9, 2019, Karen Wright resigned her position as Chief Financial Officer and Treasurer of the Company. On August 13, 2019, the board of directors of the Company appointed Carol R. Lizak to serve as the Company’s principal financial and accounting officer.

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

4.4	Form of Series 1 Warrant (incorporated by reference to Exhibit 4.1 to the Form 8‑K of Jaguar Health, Inc. filed July 23, 2019, File No. 001‑36714).
4.5	Form of Series 2 Warrant (incorporated by reference to Exhibit 4.2 to the Form 8‑K/A of Jaguar Health, Inc. filed July 23, 2019, File No. 001‑36714).
10.1#	Promotion Letter, dated September 6, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed September 9, 2019, File No. 001-36714).
10.2

First Amendment to Landlord Letter of Credit & Warrant Issuance Agreement, dated September 16, 2019, by and between Jaguar Health, Inc. and Pacific Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed September 20, 2019, File No. 001-36714).

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

#Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer