Form 10-Q
period 2020-09-30
Jaguar Health, Inc.
filed 2020-11-16
CIK 1585608

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36714

JAGUAR HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2956775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Pine Street, Suite 400

San Francisco, California 94104

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

As of November 6, 2020 there were 69,441,067 shares of voting common stock, par value $0.0001 per share, outstanding, 21,821,410 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 20,782 shares of voting common stock), 6,559 shares of Series B-2 convertible preferred stock, par value $0.0001 per share, outstanding (convertible into 1,246,210 shares of voting common stock, subject to certain restrictions as provided in the Certificate of Designation for the Series B-2 convertible preferred stock), 571,600 shares of Series C perpetual preferred stock, par value $0.0001 per share, outstanding, and 853,771 shares of Series D perpetual preferred stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2020	2019
Assets	(unaudited)
Current assets:
Cash	$1,349	$3,495
Restricted cash	—	388
Accounts receivable	1,505	1,692
Accounts receivable - pledged	3,150	—
Other receivable	3	2
Inventory	2,219	2,129
Operating lease - right-of-use asset	—	553
Prepaid expenses and other current assets	2,497	1,263
Total current assets	10,723	9,522
Property and equipment, net	686	710
Intangible assets, net	24,759	26,024
Other assets	66	154
Total assets	$36,234	$36,410

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$5,456	$5,352
Accrued liabilities	6,975	2,922
Warrant liability	126	3
Operating lease liability	—	337
Notes payable, net of discount	6,781	6,778
Series D perpetual preferred stock: $0.0001 par value; 977,300 and zero shares authorized at September 30, 2020 and December 31, 2019, respectively; 848,117 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; (redemption amount of $6,785 and zero at September 30, 2020 and December 31, 2019, respectively; liquidation preference of $6,785 and zero at September 30, 2020 and December 31, 2019, respectively)	6,430	—
Total current liabilities	25,768	15,392
Notes payable long term	2,660	450
Total liabilities	28,428	15,842

Commitments and contingencies (See Note 6)

Series A redeemable convertible preferred stock: $0.0001 par value, zero and 5,524,926 shares authorized at September 30, 2020 and December 31, 2019, respectively; zero and 5,524,926 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; (redemption amount of zero and $12,739 at September 30, 2020 and December 31, 2019, respectively; liquidation preference of zero and $9,199 at September 30, 2020 and December 31, 2019, respectively)	—	9,895

Stockholders' equity
Series B convertible preferred stock: $0.0001 par value, zero and 11,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; zero and 1,971 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	476
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at September 30, 2020 and December 31, 2019; 7,534 and 10,165 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	916	1,236
Series C perpetual preferred stock: 1,011,000 and zero shares authorized at September 30, 2020 and December 31, 2019, respectively; 849,521 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; (redemption amount of $6,796 and zero at September 30, 2020 and December 31, 2019, respectively; liquidation preference of $6,796 and zero at September 30, 2020 and December 31, 2019, respectively)	4,773	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 48,862,970 and 14,273,061 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	1
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2020 and December 31, 2019; 40,301,237 shares issued and outstanding at September 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	160,238	142,046
Accumulated deficit	(158,130)	(133,090)
Total stockholders' equity	7,806	10,673
Total liabilities, convertible preferred stock and stockholders' equity	$36,234	$36,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Product revenue	$2,773	$973	$6,809	$4,268
Total revenue	2,773	973	6,809	4,268
Operating expenses
Cost of product revenue	784	948	2,491	3,073
Research and development	1,522	1,307	4,509	4,426
Sales and marketing	1,529	1,698	4,728	5,436
General and administrative	4,313	3,107	11,218	9,817
Settlement of Tempesta Royalty License Agreement	—	640	—	640
Impairment of indefinite-lived intangible assets	—	—	—	4,000
Series B convertible preferred stock inducement expense	—	—	1,647	—
Series 3 warrants inducement expense	—	—	3,696	—
Total operating expenses	8,148	7,700	28,289	27,392
Loss from operations	(5,375)	(6,727)	(21,480)	(23,124)
Interest expense	(581)	(1,353)	(1,259)	(5,557)
Other income, net	194	29	190	49
Change in fair value of financial instruments	(2,104)	842	(2,491)	1,003
Loss on extinguishment of debt	—	(336)	—	(4,941)
Loss before income tax	(7,866)	(7,545)	(25,040)	(32,570)
Income tax expense	—	(10)	—	(10)
Net loss and comprehensive loss	(7,866)	(7,555)	(25,040)	(32,580)
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	(349)	—	(1,332)	—
Deemed dividend attributable to Series B preferred stock	—	(3,876)	—	(3,876)
Stock dividend attributable to Series C perpetual preferred stock	(56)	—	(56)	—
Deemed dividend attributable to the Series 1 warrant modification	—	(252)	—	(252)
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	—	(856)	—
Net loss attributable to common shareholders	$(8,271)	$(11,683)	$(27,284)	$(36,708)
Net loss per share, basic and diluted	$(0.21)	$(2.00)	$(1.03)	$(13.37)
Weighted-average common shares outstanding, basic and diluted	40,218,324	5,841,790	26,467,423	2,746,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of June 30, 2020	5,524,926	$10,878	—	$—	7,534	$916	—	$—	32,408,421	$3	40,301,237	$4	$150,885	$(150,264)	$1,544
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	—	—	8,248,330	1	—	—	5,992	—	5,993
Shares issued on exercise of Series 1 and Series 2 warrants	—	—	—	—	—	—	—	—	1,154,266	—	—	—	565	—	565
Series A convertible preferred stock redeemed and Series C perpetual preferred issued under the exchange transaction	(5,524,926)	(11,227)	—	—	—	—	842,500	4,717	—	—	—	—	150	—	4,867
Stock dividend attributable to Series C perpetual preferred stock of $8 per share	—	—	—	—	—	—	7,021	56	—	—	—	—	(56)	—	—
Shares issued to third party for services	—	—	—	—	—	—	—	—	2,289,474	—	—	—	879	—	879
Shares issued in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	4,761,904	1	—	—	1,497	—	1,498
Accretion to redemption value of redeemable preferred stock	—	349	—	—	—	—	—	—	—	—	—	—	(349)	—	(349)
Fractional shares	—	—	—	—	—	—	—	—	20	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	555	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	675	—	675
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,866)	(7,866)
Balances as of September 30, 2020	—	$—	—	$—	7,534	$916	849,521	$4,773	48,862,970	$5	40,301,237	$4	$160,238	$(158,130)	$7,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of June 30, 2019	5,524,926	$9,000	—	$—	—	$—	—	$—	1,799,381	$1	40,301,237	$4	$117,925	$(119,576)	$(1,646)
Issuance of Series B convertible preferred stock, net	—	—	10,787	2,241	—	—	—	—	—	—	—	—	—	—	2,241
Beneficial conversion feature of the Series B convertible preferred stock	—	—	—	(3,876)	—	—	—	—	—	—	—	—	3,876	—	—
Deemed dividend on the Series B convertible preferred stock	—	—	—	3,876	—	—	—	—	—	—	—	—	(3,876)	—	—
Issuance of common stock in Class A Units, net	—	—	—	—	—	—	—	—	2,886,500	—	—	—	1,201	—	1,201
Issuance of Series 1 warrants in Class A and B Units	—	—	—	—	—	—	—	—	—	—	—	—	5,305	—	5,305
Issuance of Series 2 warrants in Class A and B Units	—	—	—	—	—	—	—	—	—	—	—	—	5,305	—	5,305
Modification of Series 1 warrants	—	—	—	—	—	—	—	—	—	—	—	—	252	—	252
Deemed dividend attributable to Series 1 warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	(252)	—	(252)
Bridge warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	4,259	—	4,259
LOC warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	71	—	71
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(8,816)	(1,831)	—	—	—	—	4,408,000	—	—	—	1,831	—	—
Shares issued in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	301,577	—	—	—	1,089	—	1,089
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,110	—	1,110
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,555)	(7,555)
Balances as of September 30, 2019	5,524,926	$9,000	1,971	$410	—	$—	—	$—	9,395,458	$1	40,301,237	$4	$138,096	$(127,131)	$11,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2020	5,524,926	$9,895	1,971	$476	10,165	$1,236	—	$—	14,273,061	$1	40,301,237	$4	$142,046	$(133,090)	$10,673
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants	—	—	—	—	—	—	—	—	548,962	—	—	—	392	—	392
Shares issued on exercise of Series 2 warrants and inducement offer conversion of Series B-1 convertible preferred stock	—	—	—	—	—	—	—	—	1,250,000	1	—	—	2,340	—	2,341
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance costs of $461; May 2020	—	—	—	—	—	—	—	—	8,670,852	1	—	—	3,787	—	3,788
Shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note warrants; June 2020	—	—	—	—	—	—	—	—	732,315	—	—	—	359	—	359
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	—	—	8,248,330	1	—	—	5,992	—	5,993
Shares issued on exercise of Series 1 and Series 2 warrants	—	—	—	—	—	—	—	—	1,154,266	—	—	—	565	—	565
Issuance of common stock in PIPE financing, net of issuance costs of $51	—	—	—	—	—	—	—	—	1,714,283	—	—	—	668	—	668
Shares issued in Underwriter settlement agreement	—	—	—	—	—	—	—	—	100,000	—	—	—	45	—	45
Warrants issued in Underwriter settlement agreement	—	—	—	—	—	—	—	—	—	—	—	—	31	—	31
Underwriter settlement offering cost	—	—	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)
Conversion of Series B-2 convertible preferred stock into common stock	—	—	—	—	(2,631)	(320)	—	—	499,890	—	—	—	320	—	—
Conversion of Series B convertible preferred stock into common stock	—	—	(1,971)	(476)	—	—	—	—	4,423,251	—	—	—	476	—	—
Shares issued to Oasis as consideration under the March 2020 equity purchase agreement	—	—	—	—	—	—	—	—	68,807	—	—	—	33	—	33
Shares issued to Oasis under the March 2020 equity purchase agreement, put option exercise, net of issuance costs of $13	—	—	—	—	—	—	—	—	52,000	—	—	—	10	—	10
Series A convertible preferred stock redeemed and Series C perpetual preferred issued under the exchange transaction	(5,524,926)	(11,227)	—	—	—	—	842,500	4,717	—	—	—	—	150	—	4,867
Stock dividend attributable to Series C perpetual preferred stock of $8 per share	—	—	—	—	—	—	7,021	56	—	—	—	—	(56)	—	—
Shares issued to third party for services	—	—	—	—	—	—	—	—	2,364,474	—	—	—	916	—	916
Shares issued in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	4,761,904	1	—	—	1,497	—	1,498
Accretion to redemption value of redeemable preferred stock	—	1,332	—	—	—	—	—	—	—	—	—	—	(1,332)	—	(1,332)
Fractional shares	—	—	—	—	—	—	—	—	20	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	555	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,184	—	2,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,040)	(25,040)
Balances as of September 30, 2020	—	$—	—	$—	7,534	$916	849,521	$4,773	48,862,970	$5	40,301,237	$4	$160,238	$(158,130)	$7,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2019	5,524,926	$9,000	—	$—	—	$—	—	$—	351,472	$—	40,301,237	$4	$99,930	$(94,551)	$5,383
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	195,319	—	—	—	2,602	—	2,602
Issuance of common stock, net of offering costs, March 2019	—	—	—	—	—	—	—	—	19,019	—	—	—	266	—	266
Issuance of common stock in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	395,970	1	—	—	8,223	—	8,224
Issuance of common stock in exchange of accrued interest, January 2019	—	—	—	—	—	—	—	—	19,752	—	—	—	447	—	447
Issuance of common stock in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	1,119,440	—	—	—	6,673	—	6,673
Issuance of Series B convertible preferred stock, net	—	—	10,787	2,241	—	—	—	—	—	—	—	—	—	—	2,241
Beneficial conversion feature of the Series B convertible preferred stock	—	—	—	(3,876)	—	—	—	—	—	—	—	—	3,876	—	—
Deemed dividend on the Series B convertible preferred stock	—	—	—	3,876	—	—	—	—	—	—	—	—	(3,876)	—	—
Issuance of common stock in Class A Units, net	—	—	—	—	—	—	—	—	2,886,500	—	—	—	1,201	—	1,201
Issuance of Series 1 warrants in Class A and B Units	—	—	—	—	—	—	—	—	—	—	—	—	5,305	—	5,305
Issuance of Series 2 warrants in Class A and B Units	—	—	—	—	—	—	—	—	—	—	—	—	5,305	—	5,305
Modification of Series 1 warrants	—	—	—	—	—	—	—	—	—	—	—	—	252	—	252
Deemed dividend attributable to Series 1 warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	(252)	—	(252)
Bridge warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	4,259	—	4,259
LOC warrant reclassification from liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	71	—	71
Issuance of common stock upon conversion of Series B convertible preferred stock	—	—	(8,816)	(1,831)	—	—	—	—	4,408,000	—	—	—	1,831	—	—
Fractional shares	—	—	—	—	—	—	—	—	(14)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,983	—	1,983
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,580)	(32,580)
Balances as of September 30, 2019	5,524,926	$9,000	1,971	$410	—	$—	—	$—	9,395,458	$1	40,301,237	$4	$138,096	$(127,131)	$11,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(25,040)	$(32,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,296	1,305
Impairment of indefinite-lived intangible assets	—	4,000
Loss on assignment of receivables	30	—
Loss on extinguishment of debt	—	4,941
Amortization of operating lease right-of-use-assets	553	554
Expense on modification of warrants	86	—
Series B convertible preferred stock inducement expense	1,647	—
Series 3 warrants issued as an inducement to exercise equity-classified Series 1, Series 2 and Bridge warrants	3,696	—
Stock-based compensation	2,184	1,983
Issuance of common stock in exchange for services	916	—
Issuance of warrants and common stock in Underwriter settlement agreement	76	—
Issuance of common stock as consideration paid under the Oasis Capital Equity Purchase Agreement	33	—
Amortization of debt issuance costs and debt discount	693	5,032
Change in fair value of financial instruments	2,491	(1,003)
Changes in assets and liabilities
Accounts receivable	(2,963)	(598)
Other receivable	(1)	6
Inventory	(90)	1,020
Prepaid expenses and other current assets	(1,061)	(466)
Other non-current assets	88	—
Operating lease liabilities	(337)	(347)
Accounts payable	4	(662)
Accrued expenses	4,482	(502)
Total cash used in operating activities	(11,217)	(17,317)
Cash flows from investing activities
Purchase of equipment	(7)	—
Total cash used in investing activity	(7)	—
Cash flows from financing activities
Proceeds from issuance of notes payable, net of issuance costs and debt discount	350	—
Proceeds from insurance premium financing	776	—
Proceeds from sale of receivables, net of debt discount and issuance costs of $640	4,542	—
Proceeds from issuance of short-term notes payable	—	5,050
Repayment of short-term notes payable	—	(5,050)
Repayment of notes payable	(3,140)	(100)
Proceeds from issuance of common stock	—	2,869
Proceeds from the issuance of common stock in Class A Units, net of issuance costs, July 2019	—	2,074
Payment of underwriting discounts, commissions and other associated offering costs for Class A Units	—	(875)
Proceeds from the issuance of Series 1 Warrants in Class A and B Units, July 2019	—	5,305
Proceeds from the issuance of Series 2 Warrants in Class A and B Units, July 2019	—	5,305
Proceeds from the Issuance of Series B convertible preferred stock, net of issuance costs, July 2019	—	3,876
Payment of underwriting discounts, commissions and other associated offering costs for Class B Units	—	(1,635)
Proceeds from issuance of common stock in PIPE financing, net of issuance costs	668	—
Proceeds from shares issued on exercise of 2019 Bridge warrants; February 2020	173	—
Proceeds from shares issued on exercise of Series 1 warrants; February 2020	144	—
Proceeds from shares issued on exercise of Series 2 warrants; March 2020	708	—
Issuance costs of Ionic Series 2 Warrants; March 24, 2020	(25)	—
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance costs of $461; May 2020	3,752	—
Shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note warrants; June 2020	359	—
Shares issued on exercise of Series 1 and Series 2 warrants	565	—
Issuance costs from shares issued on Underwriter settlement agreement	(185)	—
Proceeds from shares issued on exercise of Oasis Capital an Equity Purchase Agreement put options, net of issuance costs of $13	10	—
Payments of deferred offering costs	(7)	—
Total cash provided by financing activities	8,690	16,819
Net decrease in cash	(2,534)	(498)
Cash at beginning of period	3,883	2,568
Cash at end of period	$1,349	$2,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Supplemental schedule of cash flow information
Cash paid for interest	$343	$—
Supplemental schedule of non-cash financing and investing activities
Common stock issued as redemption of notes payable and related interest	$1,498	$15,345
Deemed dividend attributable to modification of Series 1 warrants	$—	$252
Deemed dividend attributable to Series B convertible preferred stock	$—	$3,876
Common stock issued upon conversion of Series B convertible preferred stock	$—	$1,831
Issuance of warrants with Notes Payable	$—	$5,006
Reclassification of Bridge Note warrants from liability to equity	$—	$4,259
Issuance of March 2019 letter of credit warrant	$—	$116
Reclassification of March 2019 LOC warrants from liability to equity	$—	$71
Accretion to redemption value of Series A contingently redeemable convertible preferred stock	$1,332	$—
Offering costs included in accounts payable and accrued expenses	$166	$—
Conversion of Oasis Series B-2 convertible preferred stock into common stock	$320	$—
Shares issued on exercise of Series B convertible preferred shares	$476	$—
Extinguishment of Series A redeemable convertible preferred stock	$11,227	$—
Issuance of Series C perpetual preferred stock	$4,717	$—
Issuance of Series D perpetual preferred stock	$6,359	$—
Extinguishment of Series A redeemable convertible preferred stock	$150	$—
Shares issued on exercise of Series 3 warrants; July and August 2020	$5,993	$—
Stock dividend attributable to Series C perpetual preferred stock	$56	$—
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	$856	$—

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

Nasdaq Communication and Compliance

Minimum Stockholders’ Equity Requirement

On August 17, 2020, the Company received a letter from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complies with Nasdaq Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2,500,000 in stockholders’ equity (or meet the alternatives of market value of listed securities of $35 million or net income from continuing operations). The Company reported stockholders’ equity of $1,544,000 in its Form 10-Q for the fiscal quarter ended June 30, 2020. Under Nasdaq Listing Rule 5810(c)(2), the Company had 45 calendar days, or until October 1, 2020, to submit a plan to regain compliance.

On September 9, 2020, the Company received a letter from Nasdaq stating that, based on the Company’s Current Report on Form 8-K filed on September 2, 2020, the Staff has determined that the Company complied with Nasdaq Listing Rule 5550(b)(1). However, if the Company failed to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing its next periodic report, the Company may be subject to delisting.

Minimum Bid Price Requirement

On September 11, 2020, the Company received written notice from Nasdaq indicating that, based upon the Company’s continued non-compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market (the “Rule”), as set forth in Nasdaq Listing Rule 5550(a)(2), as of September 11, 2020, and notwithstanding the Company’s compliance with the quantitative criteria necessary to obtain a second 180-day period within which to evidence compliance with the Rule, as set forth in Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq determined to delist the Company’s securities from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

The Company submitted a compliance plan to Nasdaq before the October 1, 2020 deadline.

On October 22, 2020, the hearing was held with the Panel. On October 28, 2020, the Company received formal notice that the Panel granted the Company an extension through December 23, 2020 to evidence compliance with the Rule. In order to comply with the Rule, the Company must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days by December 23, 2020.

The Company seeks to obtain approval through a special shareholders meeting to be held on December 9, 2020 to effect a reverse split of the Company’s issued and outstanding voting common stock at a ratio not less than 1-for-2 and not greater than 1-for-20 that would result in a per share price that will comply with the Rule. The Company plans to take steps to timely evidence compliance; however, there can be no assurance that it will be able to do so.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $158.1 million as of September 30, 2020. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations. In addition, as a result of the recent outbreak of novel COVID-19, the Company may experience disruptions in fiscal year 2020 until November 2021 that could severely impact its supply chain, ongoing and future clinical trials and commercialization of Mytesi.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three and nine months ended September 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended

December 31, 2019.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, changes in convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, valuation of Series C perpetual preferred stock and Series D perpetual preferred stock, valuation of warrant liabilities, acquired in-process research and development (“IPR&D"), and useful lives assigned to long-lived assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

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

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. The Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2020.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three and nine months ended September 30, 2020 and 2019, substantially all of the Company’s revenue has been derived from the sale of Mytesi. For the three and nine months ended September 30, 2020, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. Revenue earned from each as a percentage of total net revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Customer 1	100%	100%	100%	90%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. The Company's significant pharmaceutical distributors and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2020	December 31,
	(unaudited)	2019
Customer 1	100%	99%

No other customer represented more than 10% of the Company's accounts receivable balances as of those dates.

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer, both for the supply of the active pharmaceutical ingredient in Mytesi, as well as for the supply of finished products for commercialization.

Fair Value

The Company’s financial instruments include accounts receivable, accounts payable, accrued expenses, preferred stock, warrant liabilities, derivative assets and liabilities, equity-linked financial instruments and debt. The recorded carrying amount of accounts receivable, accounts payable, and accrued expenses reflect their fair value due to their short-term nature. The carrying value of the interest-bearing debt approximates fair value based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities. See Note 3 for the fair value measurements.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is initially recorded at the invoiced amount of raw materials or active pharmaceutical ingredient, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value.

Land, Property and Equipment

Land is stated at cost, reflecting the fair value of the property at July 31, 2017, the date of the Napo merger. Equipment is stated at cost, net of accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over estimated useful lives ranging between 3 to 10 years.

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the unaudited condensed consolidated statements of operations.

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

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. There were no impairment charges recorded in the three and nine months ended
September 30, 2020. The Company recorded an impairment of zero and $4,000,000 in the three and nine months ended September 30, 2019, respectively.

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

The adoption of the new leases standard resulted in the following adjustments to the condensed consolidated balance sheet as of January 1, 2019:

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

Operating Lease

The Company had a non-cancelable operating lease with CA-Mission Street Limited Partnership for its offices in San Francisco, California, through September 30, 2020. The lease agreement called for monthly base rents between $38,000 and $41,000 over the term of the lease.

The Company entered into a sublease agreement with Peacock Construction Inc., a California corporation, for office space located at 200 Pine Street, Suite 400, San Francisco, California. The term of the sublease began on August 31, 2020 and will expire on May 31, 2021, unless earlier terminated in accordance with the contract. The rent under the sublease is $15,000 per month beginning October 1, 2020, which includes operating expenses and taxes. On October 1, 2020, the Company transitioned its operations from its existing premises at 201 Mission Street, Suite 2375, San Francisco, California to the sublease premises, which the Company expects will serve as its principal administrative headquarters.

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

Contracts - Cardinal Health

Effective January 16, 2019, Napo engaged Cardinal Health as its exclusive third-party logistics distribution agent for commercial sales for the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, Electronic Data Interchange (“EDI”) and system access support (the “Exclusive Distribution Agreement”).

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

Jaguar's Neonorm and botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company's products in the United States, Japan, and China. The distribution agreements and the related purchase orders together meet the contract existence criteria under ASC 606-10-25-1. Jaguar sells directly to its customers without the use of an agent.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $2.8 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Revenues from the sale of Mytesi were $6.7 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Out of period adjustment - During the period ended September 30, 2019, the Company identified a prior period product donation incorrectly recorded as revenue. The adjustment, totaling $337,000 related to revenue and accounts receivable, was corrected within the current quarter. The impact of the adjustment was an increase to net loss of

$337,000. This adjustment does not affect Mytesi revenue associated with sales in the nine months ended
September 30, 2019. Management has determined that this out of period correcting adjustment is not material to any prior period consolidated financial statements impacted by the adjustment and has therefore recorded it in the three months ended September 30, 2019.

Animal

The Company recognized Neonorm revenues of $13,000 and $16,000 for the three months ended September 30, 2020 and 2019, respectively. Revenues from the sale of Neonorm were $61,000 and $83,000 for the nine months ended September 30, 2020 and 2019, respectively. Revenues are recognized upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts - Atlas Sciences

Effective April 15, 2020, the Company entered into a patent purchase agreement with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas agreed to purchase certain patents and patent applications relating to Napo’s NP-500 drug product candidate (the “Patent Rights”) for an upfront cash payment of $1,500,000.

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

Included in the arrangement with Atlas, the Company is obligated to initiate a proof of concept Phase 2 study of NP-500 under an investigational new drug (“IND”) application with the U.S. Food and Drug Administration or an IND-equivalent dossier under appropriate regulatory authorities (the “Phase 2 study”) within nine months of

April 15, 2020. The Company will incur a trial delay fee if the Company fails to initiate the Phase 2 study by this date, for any reason, including the timely receipt of adequate funding to initiate the Phase 2 study. Atlas has the right to terminate the License in the event that the Company (i) fails to complete the Phase 2 study within five years of
April 15, 2020 or (ii) has not timely initiated the Phase 2 study and thereafter fails to make three or more consecutive Trial Delay Payments.

As of September 30, 2020, the Company determined not to proceed with the scheduled proof of concept of the Phase 2 study and incurred and recorded a liability for a trial delay fee. See Note 15 for a description of the trial delay fee settlement agreement entered into by the Company.

Performance obligations

The Patent Rights sale to Atlas and the Phase 2 study to be performed by the Company, identified above, represent a single transaction with two separate performance obligations; with the sale of the Patent Rights, the Company transferred control of the internally generated Patent Rights to Atlas at the date of sale.

As of September 30, 2020, the Company determined not to proceed with the Phase 2 study, which will result in the Company having no performance obligation to transfer the services to Atlas.

Transaction price

For the contract with Atlas, the upfront payment of $1,500,000 from Atlas as consideration for the Patent Rights sale and the Phase 2 study, is variable consideration that is fully constrained due to the potential incurrence of a Trial Delay Fee of $2,515,000 if the Phase 2 study had not been initiated by January 15, 2021. The Company’s method for estimating the variable consideration was to use the most likely amount method. The Company fully constrained the value of the variable consideration based on inherent uncertainty of timing of clinical trials. Accordingly, at inception, the total transaction price of $1,500,000 is deferred and the transaction price is zero.

As of September 30, 2020, the total deferred transaction price of $1,500,000 will be derecognized as a result of the non-performance of the Company’s obligation to initiate the Phase 2 study.

Allocate transaction price

For the contract with Atlas, the transaction price of $1,500,000 is allocated as follows: (i) $1,196,000 was allocated to the Phase 2 study using the cost-plus margin approach based on the price quoted by a third-party contract research organization, and (ii) $583,000 was allocated to the Patent sale using the Residual method.

As of September 30, 2020, the allocated deferred transaction price of $1,500,000 will be derecognized as a result of the non-performance of the Company’s obligation to initiate the Phase study.

Revenue recognition

For the contract with Atlas, control of the Patent Rights transferred to Atlas on the date of sale (at a point-in-time); and with the Phase 2 study, the services were to be transferred to Atlas over the estimated 13.2 months of the study, which was set to run between October 2020 and November 2021.

As of September 30, 2020, the Company made the decision not to initiate the Phase 2 study and intended to negotiate the payment of the Trial Delay Fee of $2.5 million and terminate this obligation in the contract. Because of this decision, the allocated transaction price for that performance obligation will not be recognized as revenue. Likewise, the allocated transaction price for the Patent sale will not be recognized as revenue, as its recognition was dependent on initiating the Phase 2 study on or before January 15, 2021.

The Company derecognized $1.5 million in deferred revenue and the excess of the Trial Delay Fee was recognized in "General and Administrative Expenses" in the unaudited condensed consolidated statement of operations. The authoritative guidance treats consideration payable to a customer as a reduction of the transaction price and, therefore, an adjustment to revenues unless the payment is for a distinct good or service received from the customer. In some cases, a payment to a customer that is not in exchange for a distinct good or service could exceed the transaction price for the current contract. This is a case of a payment to a customer that is not in exchange for a distinct good or service. Accounting for the excess payment (“negative revenue”) requires judgment as the standard does not explicitly address whether it is appropriate to reclassify revenue to expense.

The Company evaluated the nature of the consideration payable to the customer and the rights and obligations in the related contract and concluded that the excess payment or loss should be presented as part of the "General and Administrative Expenses" due to the following factors:

●	No revenue has been recognized from the transaction as performance obligations were not satisfied.
●	The Company settled the Trial Delay Fee in full in October 2020, which constitutes termination of the customer relationship considering that Atlas cannot compel the Company or has no recourse to force the Company to initiate the Phase 2 Study. The Company does not anticipate future revenue contract with Atlas.

●	The trial delay fee is a penalty in its economic term, subject to accounting for contingencies and provisions under relevant authoritative guidance.

The Company recorded the excess loss amount of $1.0 million in the three and nine months ended September 30, 2020.

Disaggregation of Patent Sales and Clinical Trial Services

Patent Rights Sale

Patent Rights sales are recognized when control of the Patent Rights is transferred to the purchaser (at a point-in-time). However, due to the failure of the Company to initiate the Phase 2 study, which put the full constraint on the variable consideration of $1,500,000, no revenue was recognized from the sale of Patent Rights to Atlas for the three and nine months ended September 30, 2020.

Clinical Trials

Revenue from clinical trials is recognized over time, as the services are performed, as the Company's performance enhances the Patent Rights asset that Atlas controls. The Phase 2 study to be performed under the Atlas License was expected to begin in October 2020 and run through November 2021. The expected first patient dose in the study was expected to occur in December 2020, at which point revenue from the Phase 2 study would begin to be recognized.

As of September 30, 2020, the Company determined not to proceed with the Phase 2 study and incurred a trial delay fee of $2,515,000. Refer to Note 6 for a description of the contingent liability recorded. Due to the Company abandoning the Phase 2 study, the arrangement with Atlas to perform the clinical trial is terminated and the deferred revenue recorded for the variable consideration of $1,500,000 was derecognized.

Contracts – Glenmark Life Sciences

On September 3, 2020, Napo entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as Napo’s manufacturer of crofelemer for use in Mytesi, the Company and Napo’s human prescription drug product approved by the U.S. Food and Drug Administration, and for other crofelemer-based products manufactured by Napo or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to Napo and its affiliates. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall.

Collaboration Revenue

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including Crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, Jaguar may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any collaboration revenues for the three and nine months ended September 30, 2020 and 2019.

Modifications to Equity-classified Instruments

In the nine months ended September 30, 2020, the Company modified certain equity-classified warrants (see Note 8). It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the statements of operations to the extent the modified instrument has a higher fair value; however, in certain circumstances, such as when an entire class of warrants are modified, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the warrant modification.

In the nine months ended September 30, 2020, the Company modified the terms of its Series B convertible preferred stock, and Series 1, 2 and Bridge warrants (see Note 9). For amendments to preferred stock, it is the Company’s policy to measure the impact by analogy to ASC 470-50 in determining if such an amendment is an extinguishment or a modification. If the amendment results in an extinguishment, the Company follows the SEC staff guidance in ASC 260-10-S99-2 and ASC 470-20. If the amendment results in a modification, the Company follows the model in either ASC 718 or ASC 470-50, depending on the nature of the amendment.

Stock-based Compensation

The Company's Stock Incentive Plans (see Note 12) provide for the grant of stock options, restricted stock and restricted stock unit awards.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. The standard requires the use of the prospective method of transition for disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy, and narrative description of measurement uncertainty. All other amendments in the standard are required to be adopted retrospectively. We adopted the standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is to be applied retrospectively to the date of the initial application of Topic 606 which also requires recognition of the cumulative effect of applying the amendments as an adjustment to the opening balance of retained earnings of the later or the earliest annual period presented and the annual period inclusive of the initial application of Topic 606. We adopted the standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The pronouncement is effective for the Company beginning January 1, 2022 with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

3. Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$126	$126
Series D perpetual preferred stock liability	—	—	6,430	6,430
Total fair value	$—	$—	$6,556	$6,556

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$3	$3
Total fair value	$—	$—	$3	$3

The Series D perpetual preferred stock liability represents 848,117 of 8% cumulative perpetual preferred shares. The shares are redeemable at $8.00 per share on December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 (See Note 7) require the entire settlement or redemption of the Series D perpetual preferred stock liability. The shares are entitled to stock dividends at the rate of 8% per annum, compounded monthly for twenty-four consecutive calendar months, based on the outstanding number of shares, including any dividend in arrears. Since the shares are mandatorily redeemable on a specified date they are recognized as liabilities.

The fair value of the Series D perpetual preferred stock liability amounting to $6,430,000 as of
September 30, 2020 was based on weighted discounted cash flows representing the settlement value of the shares and cumulative dividends issued using a current borrowing rate adjusted for counterparty. They were classified as level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Series D perpetual preferred stock liability with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main level 3 inputs used derived as follows:

●	Discount rates for Series D perpetual preferred stock were determined using comparison of various effective yields on investments as of the valuation date.
●	Weighted probability of cash outflows was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows.

The following table summarizes the quantitative information about the significant unobservable inputs used in level 3 fair value measurements:

	Range of inputs (probability-weighted average)		Relationship of unobservable
Unobservable Inputs	2020	2019	inputs to fair value
Risk Adjusted Discount Rate	12%-15% (14%)	N/A	Lower discount rate (-200 basis points (bps)) would increase FV by $103,000; Higher discount rate (+100 bps) would decrease FV by $117,000
Timing of Cash Flows: Settlement on September 30, 2021	60%-90% (90%)	N/A

If expected cash flows determined by Management would consider a mix of 70%, 15%, and 15% for the respective scenarios, FV would have decreased by $38,000.

If expected cash flows determined by Management would consider a mix of 60%, 20%, and 20% for the respective scenarios, FV would have decreased by $57,000.

Timing of Cash Flows: Settlement on December 30, 2021	5%-20% (5%)	N/A

If expected cash flows determined by Management would consider a mix of 70%, 15%, and 15% for the respective scenarios, FV would have decreased by $38,000.

If expected cash flows determined by Management would consider a mix of 60%, 20%, and 20% for the respective scenarios, FV would have decreased by $57,000.

Timing of Cash Flows: Settlement on August 31, 2022	5%-20% (5%)	N/A

If expected cash flows determined by Management would consider a mix of 70%, 15%, and 15% for the respective scenarios, FV would have decreased by $38,000.

If expected cash flows determined by Management would consider a mix of 60%, 20%, and 20% for the respective scenarios, FV would have decreased by $57,000.

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2020
	Warrant Liability	Series D perpetual preferred stock liability
(in thousands)	(unaudited)	(unaudited)
Beginning fair value of Level 3 liability	$3	$—
Additions	3,696	6,359
Exercises	(5,993)	—
Change in fair value	2,420	71
Ending fair value of Level 3 liability	$126	$6,430

Warrant Liability

The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants and the May 2020 Series 3 Warrants, which, at September 30, 2020, were valued at zero, $1,000 and $125,000 respectively, in the Company’s condensed consolidated balance sheets. The warrants associated with the Level 3 warrant liability activity for the year ended December 31, 2019 were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants, the March 2019 LOC Warrants and the Bridge Warrants, which at December 31, 2019 were valued at zero, $3,000, zero and zero, respectively in the Company’s condensed consolidated balance sheets.

The November 2016 Series A Warrants

The Series A warrant valuation of zero at September 30, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.29, a strike price of $787.50 per share, an expected term of 1.70 years, volatility of 148% and a risk-free discount rate of 0.13%. The Series A warrant valuation of zero at December 31, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.65, a strike price of $787.50 per share, an expected term of 2.41 years, volatility of 143.41% and a risk-free discount rate of 1.62%. The net decrease in the fair value of the warrants of zero for the three and nine months ended September 30, 2020, was recorded as a gain in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of $1,000 at September 30, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.29, a strike price of $52.50 per share, an expected term of 3.00 years, volatility of 156% and a risk-free discount rate of 0.16%. The October 2018 Underwriter Warrants valuation of $3,000 at December 31, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.65, a strike price of $52.50 per share, an expected term of 3.76 years, volatility of 143.41% and a risk-free discount rate of 1.69%. The net decrease in the fair value of the warrants of $1,000 and $3,000 for the three and nine months ended September 30, 2020, respectively, was recorded as a gain in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

The May 2020 Series 3 Warrants

The May 2020 Series 3 Warrants valuation of $123,000 at September 30, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.29, a strike price of $0.00 per share, an expected term of 5.14 years, volatility of 142% and a risk-free discount rate of 0.28%. The May 2020 Series 3 Warrants valuation of $3,696,000 at issuance on May 22, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.44, a strike price of $0.05 per share, an expected term of 5.50 years, volatility of 143% and a risk-free discount rate of 0.34%. The net increase in the fair value of the warrants of $2,034,000 and $2,422,000 for the three and nine months ended September 30, 2020, respectively, was recorded as a loss in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

4. Balance Sheet Components

Inventory

Inventory at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
	(unaudited)
Raw Material	$604	$457
Work in Process	542	1,211
Finished Goods	1,073	461
Inventory	$2,219	$2,129

Property and Equipment

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
	(unaudited)
Land	$396	$396
Lab equipment	418	411
Clinical equipment	65	65
Software	63	63
Total property and equipment at cost	942	935
Accumulated depreciation	(256)	(225)
Property and equipment, net	$686	$710

Depreciation expense was $11,000 and $31,000 in the three and nine months ended September 30, 2020. Depreciation expense was $10,000 and $40,000 for the three and nine months ended September 30, 2019, respectively.

Intangible Assets

Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(5,278)	(4,028)
Developed technology, net	19,722	20,972
In-process research and development	4,800	8,800
Impairment	—	(4,000)
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(63)	(48)
Trademarks, net	237	252
Total intangible assets, net	$24,759	$26,024

In June 2019, the Company determined that in-process research and development was impaired and recorded an impairment loss of zero and $4,000,000 in the statements of operations for the three and nine months ended September 30, 2019, respectively. Amortization expense was $422,000 and $1,265,000 for the three and nine months ended September 30, 2020 and 2019, respectively.

5. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A convertible preferred stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital will provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company will pay Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1,350,000. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P., an affiliate of CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1,087,500 in accrued consulting and management fees. For the three and nine months ended September 30, 2020, total fees incurred were $112,500 and $337,500, respectively. As of September 30, 2020, the Company had zero balance due to Sagard Capital.

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

On March 24, 2020, the Company entered into a letter of credit agreement with Dr. Charles Conte, the brother of Lisa Conte, the Company’s President, CEO and member of the Company’s board of directors, pursuant to which the Company will, subject to CA-Mission Street Partnership’s consent, replace the existing letter of credit in the amount of $475,000 entered into on August 28, 2018 by the Company with CA-Mission Street Partnership to satisfy the letter of credit requirement in the Company’s office lease agreement with a new letter of credit in the amount of $475,000. In consideration of the new letter of credit, the Company will pay Dr. Conte an amount equal to $10,000 per month and reimburse up to $7,500 for reasonable out-of-pocket expenses incurred. The letter of credit will expire no earlier than December 31, 2020, provided, however that the Company, at no additional cost, may replace it on an earlier date. For the three and nine months ended September 30, 2020, total fees incurred were $30,000 and $65,000, respectively. In October 2020, CA-Mission Street Partnership released the letter of credit agreement with Dr. Conte pursuant to the expiration and termination of the office lease agreement between the Company and CA-Mission Street Partnership on September 30, 2020. As of September 30, 2020, the Company had zero balance due to Dr. Conte. In October 2020, the Company paid Dr. Conte a prorated amount due through the effective date of the release of the letter of credit of $7,000.

2019 Bridge Notes

Between March 18, 2019 and June 26, 2019, three members of the Board of Directors of the Company entered into short-term Promissory Note Purchase Agreements with the Company: (i) Lisa Conte, the Company’s CEO & President, purchased a short-term Promissory Note of $100,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Ms. Conte a warrant that became exercisable into 37,500 shares of the Company’s common stock at an exercise price of $0.49 per share; (ii) James Bochnowski, purchased a short-term Promissory Note of $350,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Bochnowski a warrant that became exercisable into 218,750 shares of the Company’s common stock at an exercise price of $0.49 per share; and (iii) Jonathan Siegel DBA JBS Healthcare Ventures, purchased a short-term Promissory Note of $75,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Siegel a warrant that became exercisable into 34,375 shares of the Company’s common stock at an exercise price of $0.49 per share.

In addition, Sagard Capital purchased a short-term Promissory Note of $500,000, which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Sagard Capital a warrant that became exercisable into 187,500 shares of the Company’s common stock at an exercise price of $0.49 per share; and Jonathan Glaser, an existing shareholder, purchased short-term Promissory Notes of $500,000 which the Company settled in July 2019. In consideration for the short-term financing, the Company issued Mr. Glaser warrants that became exercisable into 250,000 shares of the Company’s common stock at an exercise price of $0.49 per share.

6. Commitments and Contingencies

Commitments

Leases

On August 28, 2018, the Company entered into an office lease extension agreement for approximately 6,311 square feet of office space in San Francisco, CA. The term of the lease began on September 1, 2018 and expired on September 30, 2020. The monthly base rent under the lease was as follows: $38,000 for the first twelve months, $40,000 for the subsequent twelve months, and $41,000 for the final month. The Company also paid an additional monthly amount for the Company’s proportionate share of the building’s operating charges. An existing shareholder provided a standby letter of credit in the amount of $475,000 to the lessor as collateral for the full performance by the Company of all of its obligations under the lease. In consideration of the Letter of Credit, the Company issued the shareholder a five-year warrant (see Note 8) to purchase 9,580 shares of the Company’s voting common stock. The $494,000 fair value of the Warrant was classified in stockholders’ equity with an offset to deferred rent. With the Company’s adoption of ASC 842 on January 1, 2019, the offset to the deferred balance was classified as a right-of-use asset. Each month, $20,000 of this deferred balance was recognized as non-cash lease expense during the term of the lease, which expired on September 30, 2020.

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

On August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease will expire on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes.

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $191,000 and $588,000 for the three and nine months ended September 30, 2020, respectively, and $153,000 and $554,000 for the three and nine months ended September 30, 2019, respectively. Rent expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Angel Pond Agreement

In October 2019, the Company engaged Angel Pond Capital LLC to explore potential licensing agreements and collaborations for Mytesi in China. In consideration of these services, the Company compensated Angel Pond Capital LLC with $140,000, paid via the issuance of 166,667 shares of the Company’s common stock, for the initial four-month term of the agreement. The Company had the option to extend the agreement term for two months for $30,000 payable in shares of the Company’s common stock. As of September 30, 2020, no qualifying amounts were raised in China and no amounts are owed to Angel Pond as compensation. The Company did not extend the agreement with Angel Pond Capital LLC and it has expired.

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

Following the exchange of documents, the parties engaged in a mediation. As a result of the mediation process, the parties have agreed in principle to a payment of $2,600,000 to members of a settlement class consisting of all record and beneficial holders of Jaguar Animal Health, Inc. common stock who purchased, sold, or held such stock during the period from and including June 30, 2017 through and including July 31, 2017, the date the Merger closed, including any and all of their respective predecessors, successors, trustees, executors, administrators, estates, legal representatives, heirs, assigns and transferees (the “Settlement Class”). The following persons are excluded from the Settlement Class: (a) defendants; (b) members of the immediate families of each defendant; (c) any entity in which any defendant has a controlling interest; (d) the legal representatives, heirs, successors, administrators, executors, and assigns of each defendant; and (e) any persons or entities who properly exclude themselves by filing a valid and timely request for exclusion.

The proposed settlement will not become effective unless and until it is approved by the district court, subject to rulings upon any objections and any appeals to the court of appeals. Assuming that the proposed settlement is approved by the district court and becomes effective, the settlement consideration will be paid by the Company’s directors and officers liability insurer.

Settlement of Underwriter Fee

In August 2018, the Company entered into an agreement with an underwriter pursuant to which the underwriter would aid the Company in identifying certain financing transactions, in exchange for a percentage fee of any such financing and warrants. In the first quarter of 2020, the Company and the underwriter agreed on a final settlement for the underwriter services comprised of a cash payment, warrants and common stock. The cash payment amount totaled $386,560, of which $201,650 had been paid in September 2019, and $184,910 was accrued in March 2020 and was paid in April 2020. The total warrant issuance payment consisted of the Company issuing 1,096 equity-classified warrants to the underwriter in August 2018 and, in April 2020, issuing an additional 100,780 equity-classified warrants (see Note 8) to the underwriter to purchase shares of common stock at an exercise price of $2.50 per share. The common stock issuance payment consisted of the Company, in April 2020, issuing 100,000 shares of the Company’s common stock to the underwriter with a fair value of $44,900. The Company classified the cash payments, warrant and commons stock issuance payments as issuance costs in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

Contingencies

From time to time, the Company may be involved in legal proceedings (other than those noted above) arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the financial position, results of operations or cash flows.

7. Debt

Convertible Debt

December 2017 Note

On June 29, 2017, the Company issued a secured convertible promissory note to Chicago Venture Partners, in the aggregate principal amount of $2,155,000 less an original issue discount of $425,000 and less $30,000 to cover the lender's legal fees for net cash proceeds of $1,700,000 (the “June 2017 Note”). Interest on the outstanding balance will be paid 8% per annum from the purchase price date until the balance is paid in full.

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

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the June 2017 Note agreement such that CVP agreed not to make any redemptions of the June 2017 Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,000 for all four CVP Notes (collectively, the June 2017 CVP Note, The December 2017 CVP Note, the February 2018 Note and the March 2018 Note). The standstill fee allocated to the June 2017 Note was $63,000, of which $37,000 increased the principal balance and $26,000 was paid in cash. These restructurings in whole represented four separate restructurings of the June 2017 Convertible Note agreement, resulting in two troubled debt restructurings accounted for under ASC 470-60 and two modifications accounted for under ASC 470-50. For the two modifications resulting in troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the June 2017 Note. For the two modifications that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the Note.

In May 2019, the Company and CVP amended the June 2017 Note agreement such that the Company made three separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first two exchanges of principal and accrued interest for common stock were not considered a substantial change to the June 2017 Note and therefore resulted in modification accounting and the determination of a new effective interest rate; the third exchange on May 29, 2019 resulted in the extinguishment of the entire June 2017 Note with a corresponding extinguishment loss of $8,000. At December 31, 2019, the June 2017 Note had been fully extinguished.

Napo Convertible Notes

March 2017 Convertible Debt

In March 2017, Napo entered into an exchangeable Note Purchase Agreement with two lenders for the funding of face amount of $1,312,000 in two $525,000 tranches of face amount $656,000. The notes bore interest at 3% and had an original maturity date of December 1, 2017. The Company assumed the notes at fair value of $1,313,000 as part of the Napo Merger.

First Amendment to Note Purchase Agreement and Notes

In December 2017, Napo amended the exchangeable note purchase agreement to extend the maturity of the first tranche and second tranche of notes to February 15, 2018 and April 1, 2018, respectively, increase the principal amount by 12%, and reduce the conversion price from $39.20 per share to $14.00 per share. The Company also issued 166,139 shares of common stock to the lenders in connection with this amendment to partially redeem $299,000 from the first tranche of the notes. The amended face value of the notes was $1,171,000. This amendment resulted in the Company treating the notes as having been extinguished and replaced with new notes for accounting purposes due to meeting the 10% cash flow test. The conversion option in the notes was bifurcated and accounted for as a conversion option liability at its fair value.

Second Amendment to Note Purchase Agreement and Notes

On February 16, 2018, Napo amended the exchangeable note purchase agreement to extend the maturity date of the Second Tranche Notes from April 1, 2018 to May 1, 2018. In addition, the Company also issued 3,603 shares of common stock to the Purchasers as repayment of the remaining $436,000 aggregate principal amount and $18,000 in accrued and unpaid interest thereon. On March 23, 2018, the Company paid off the remaining $735,000 of principal and $21,000 in interest due on the second tranche debt in cash with proceeds from the March 23, 2018 equity financing. The fair value of the conversion option liability was again revalued at March 23, 2018 using the Black-Scholes-Merton model using the following criteria: stock price of $14.70 per share, expected life of 0.11 years, volatility of 288.16%, risk-free rate of 1.69% and dividend rate of 0%, resulting in an increase of $175,000 to the fair value of the conversion option liability and included in the change in fair value of warrants and conversion option liability in the statements of operations. The underlying debt was paid off in March of 2018 and the $287,000 conversion option liability was written off to loss from operations in the unaudited condensed consolidated statements of operations.

December 2016 Convertible Debt

In December 2016, Napo entered into a note purchase agreement which provided for the sale of up to $12,500,000 face amount of notes and issued convertible promissory notes (the “Napo December 2016 Notes”) in the aggregate face amount of $2,500,000 to three lenders and received proceeds of $2,000,000 which resulted in $500,000 of original issue discount. In July 2017, Napo issued convertible promissory notes (the “Napo July 2017 Notes”) in the aggregate face amount of $7,500,000 to four lenders and received proceeds of $6,000,000 which resulted in $1,500,000 of original issue discount. The Napo December 2016 Notes and the Napo July 2017 Notes mature on December 30, 2019 and bear interest at 10% with interest due each six-month period after December 30, 2016. On June 30, 2017, the accrued interest of $125,000 was added to principal of the Napo December Notes, and the new principal balance became $2,625,000. Interest may be paid in cash or in the stock of Jaguar per terms of the note purchase agreement. In each one year period beginning December 30, 2016, up to one-third of the principal and accrued interest on the notes may be converted into the common stock of the merged entity at a conversion price of $64.75 per share. The Company assumed these convertible notes at fair value of $11,161,000 as part of the Napo Merger. The $1,036,000 difference between the fair value of the notes and the principal balance was being amortized over the twenty-nine (29) month period from July 31, 2017 to December 31, 2019. Interest expense is paid every nine months through the issuance of common stock. On March 16, 2018, $535,000 of interest accrued through January 31, 2018 and $170,000 of certain legal expenses were paid through the issuance of 4,081 shares of the Company's common stock. In August 2018, the Company paid $480,000 of accrued interest through July 31, 2018 with the issuance of 4,582 shares of the Company’s common stock. In January 2019, $447,000 of accrued interest was paid through the issuance of 19,751 shares of the Company's common stock.

Extinguishment and Exchange of the Napo Convertible Notes

In May 2019, in a restructuring of the Notes, CVP acquired the Napo December 2016 and Napo July 2017 Notes, as well as all rights thereof, and immediately extinguished the two Notes; in their place, the Company issued to CVP a new note (“Exchange Note 1”). The collective carrying amount of the Napo December 2016 and Napo July 2017 Note immediately before the exchange was $10,376,000, or principal of $10,125,000 and unamortized premium of $251,000. The new Exchange Note 1 had an opening principal balance of $10,536,000, consisting of the $10,125,000 principal balance of the extinguished notes plus $411,000 in accrued but unpaid interest from the Napo December 2016 and Napo July 2017 Notes. At September 30, 2020 and December 31, 2019, the balance of the Napo December 2016 and Napo July 2017 Notes was zero.

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

Notes Payable

Notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
	(unaudited)
2019 Exchange Note 1	$3,381	$4,381
2019 Exchange Note 2	2,524	2,297
Insurance Premium Financing	582	—
Tempesta Note Payable	450	550
Royalty Interest	217	—
Oasis Secured Borrowing	2,619	—
	9,773	7,228
Less: unamortized discount and debt issuance costs	(332)	—
Note payable, net of discount	$9,441	$7,228
Notes payable - non-current, net	$2,660	$450
Notes payable - current, net	$6,781	$6,778

December 2017 Note

On December 8, 2017, the Company entered into a securities purchase agreement with CVP pursuant to which the Company issued a promissory note (the “December 2017 Note”) in the aggregate principal amount of $1,588,000 for an aggregate purchase price of $1,100,000. The December 2017 Note carried an original issue discount of $463,000, and the initial principal balance also included $25,000 to cover CVP’s transaction expenses. The Company used the proceeds for general corporate purposes. The December 2017 Note bore interest at the rate of 8% per annum and had an original maturity date of August 26, 2019.

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

In March 2019, the Company and CVP amended the December 2017 Note agreement such that the Company prepaid principal and accrued interest of $811,000 and $179,000, respectively, in shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the Note and therefore, the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $243,000.

In April 2019, the Company and CVP amended the December 2017 Note agreement such that the Company made two separate exchanges of principal and related accrued interest for shares of the Company’s common stock. The first exchange resulted in changes to cash flows that were considered substantial, resulting in extinguishment accounting with an extinguishment loss of $100,000; the second exchange on April 17, 2019 resulted in the extinguishment of the entire December 2017 Note with a corresponding extinguishment loss of $19,000. At December 31, 2019, the December 2017 Note had been fully extinguished.

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

In March 2019, the Company and CVP amended the February 2018 Note agreement such that the Company prepaid principal and accrued interest of $2,045,000 and $204,000, respectively, in shares of the Company’s common stock. The exchange of debt for common stock was considered a substantial change to the Note and therefore, the exchange resulted in extinguishment accounting and a corresponding extinguishment loss of $488,000.

In April 2019, the Company and CVP amended the February 2018 Note agreement such that the Company made a single exchange of principal and related accrued interest for shares of the Company’s common stock. The first exchange on April 16, 2019 resulted in the extinguishment of the entire February 2018 Note with a corresponding extinguishment loss of $38,000. At December 31, 2019, the February 2018 Note had been fully extinguished.

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

Between October 2018 and December 2018, the Company and CVP renegotiated the terms of the March 2018 Note agreement such that CVP agreed not to make any redemptions of the Note until March 2019. In consideration of this standstill arrangement, the Company paid CVP a total standstill fee of $499,000 for all four CVP Notes. The standstill fee allocated to the March 2018 Note was $96,000, of which $58,000 increased the principal balance and $38,000 was paid in cash. These modifications in whole represented four separate restructurings of the March 2018 Note agreement, resulting in a debt extinguishment accounted for under ASC 470-50, two troubled debt restructurings accounted for under ASC 470-60, and a debt modification accounted for under ASC 470-50. For the debt extinguishment, the Company recorded an extinguishment loss of $224,000. For the two troubled debt restructurings, the changes were accounted for prospectively and a new effective interest rate was determined that equated the present value of the future cash payments specified by the new terms with the carrying amount of the Note. For the modification that resulted in modification accounting, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the Note

Between January 2019 and March 2019, the Company and CVP amended the March 2018 Note agreement such that the Company prepaid principal and accrued interest of $1,050,000 and $86,000, respectively, in shares of the Company’s common stock. These exchanges in whole represented four separate prepayments of principal and accrued interest, resulting in three debt extinguishments and one debt modification. For the debt extinguishments, the Company recorded an aggregate extinguishment loss of $1,211,000. For the modification, a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the Note. At December 31, 2019, the March 2018 Note had been fully extinguished.

2019 Exchange Notes

In May 2019, the Company and CVP entered into an Exchange Agreement whereby CVP purchased the two outstanding Napo convertible notes and all rights thereof from the current debt holders. Subject to the terms of the Exchange Agreement, CVP and the Company agreed to exchange the two Napo convertible notes for a single CVP Note (“CVP Exchange Note 1”). At the Exchange date, the principal balance of the two Napo convertible notes was $10,125,000, or $10,536,000 inclusive of accrued but unpaid interest of $411,000. The beginning principal balance of CVP Exchange Note 1 was $10,536,000, or equal to the principal balance of the two Napo convertible notes and accrued interest thereon. The maturity date of CVP Exchange Note 1 was December 31, 2020, with an interest rate of 10%. Per the terms of the Exchange Agreement, CVP agreed to extend the maturity date of CVP Exchange Note 1 from
December 31, 2019 (the same maturity date carried over from the two Napo convertible notes) to December 31, 2020; in consideration of this extension, the Company issued CVP Exchange Note 2 with a principal balance of $2,297,000. The maturity date of CVP Exchange Note 2 is December 31, 2020, with an interest rate of 10%.

Between May 2019 and July 2019, the Company and CVP entered into note exchange agreements pursuant to which the Company made prepayments of principal and related accrued interest of $6,154,000 and $90,000, respectively, in lieu of making cash payments to CVP on Exchange Note 1, by issuing 1,119,440 shares of the Company’s common stock to CVP.

In September 2020, the Company and CVP entered into note exchange agreements pursuant to which the Company made prepayments of principal and related accrued interest of an aggregate amount of $1,500,000, in lieu of making cash payments to CVP on Exchange Note 1, by issuing 1,428,571 shares and 3,333,333 shares of the Company’s common stock to CVP, on September 23, 2020 and September 25, 2020, respectively. At September 30, 2020 and December 31, 2019, the carrying value of the Exchange Note 1 is $3,381,000 and $4,381,000, respectively.

In September 2020, the Company and CVP also entered into a global amendment agreement, pursuant to which the maturity date of the Exchange Note 2 is extended to December 31, 2021. In consideration of CVP’s grant of extension, together with the related fees and other accommodation set forth, principal debt is increased equal to 5% of the Outstanding Balance of the Exchange Note 2, which was $2,611,000 as of the global amendment date. The global amendment requires no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred Shares. See Note 10 for further discussion. The Company determined the incremental value of cash flows amounting to $228,000 with the assistance of an independent valuation service provider, based on weighted probability assumptions of various settlement conditions and penalties stipulated in the contract therein.

The global amendment agreement was accounted for as a modification; hence a new effective rate was determined at the date of modification that equated the revised cash flows to the carrying amount of the Note. At September 30, 2020 and December 31, 2019, the carrying value of the Exchange Note 2 was $2,310,000 and $2,297,000 respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between Napo and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. At September 30, 2020, the net carrying value of the Tempesta note was $450,000.

Sale of Future Royalty Interest

In March 2020, the Company entered into a royalty interest purchase agreement (the “Purchase Agreement”) with Iliad, pursuant to which the Company sold to Iliad a royalty interest entitling Iliad to receive $500,000 of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and/or distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $350,000.

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

On July 10, 2020, the Company and Iliad entered into an amendment to the Purchase Agreement to which the parties agreed that no royalty payments or other payment will be due prior to December 10, 2020. The Royalty Payments shall resume as of December 10, 2020, which Royalty Payment will cover Net Sales on Included Products and licensing fees and milestone payments for the month of November. In consideration of the amendment, the balance of the Royalty Repayment Amount as of July 10, 2020 was increased by 10%. All other terms remain unchanged. This amendment resulted in the Company accounting for the transaction as a troubled debt restructuring, under which the carrying amount of the debt remained unchanged but interest expense is computed using a new effective rate that equates the present value of future cash payments specified by the new terms with the carrying amount of the debt. The Company has paid $283,000 of the $500,000 Royalty Interest amount and the remaining amount is outstanding as of September 30, 2020. No Royalty Payments are due until December 10, 2020.

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

In the event Oasis does not receive at least the Threshold Price for a purchased account on or before such account becomes due and payable, the Company will, at Oasis’s election, be obligated to either (i) pay the difference between the Threshold Price and the amount received by Oasis for such account (the “Shortfall”) within 30 days thereof, or (ii) assign or transfer to Oasis additional accounts receivable with a Purchase Price equal to (A) the Shortfall plus (B) an amount equal to 25% of the Shortfall (the “Additional Amount”).

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

The Company, having determined that it did not meet the criteria per ASC 860-10-40-5 to account for the transactions under the Purchase Agreement as sales, accounts for such transactions as secured borrowings in accordance with ASC 860-30, “Transfers – Secured Borrowings and Collateral.”

May 2020 Oasis Secured Note - Tranche #1

In May 2020, for the first sale under the terms of the Purchase Agreement, the Company received cash proceeds of $1,007,000 from Oasis, or $1,032,000 less a $25,000 transaction fee (the “Tranche #1 Secured Note”). Oasis purchased accounts receivable with a carrying value of $1,674,000, or gross accounts receivable of $2,754,000 net of chargebacks and discounts of $1,080,000. The purchase was effectuated pursuant to an Assignment Agreement, dated May 12, 2020, between the Company and Oasis. The Maturity Date, by which date Oasis must collect the $1,182,000 Threshold Price, is on or before July 10, 2020.

The Company recorded the sale as a short-term secured borrowing with a principal amount of $1,007,000, or $1,182,000 net of a $175,000 discount. Though there was no stated interest rate, the effective interest rate was 147.9%. The Tranche #1 Secured Note had a maturity date of July 10, 2020, or earlier if the Threshold amount was received by Oasis prior to that date (payment of the Threshold amount was the maturity date). Accordingly, during the term of the Tranche #1 Secured Note, the effective interest rate was variable, dependent on the amount of any principal payment and payment dates.

On June 30, 2020, the Company made its final required payment to Oasis under the Tranche #1 Secured Note, with total payments equaling the $1,182,000 Threshold amount, and the Tranche #1 Secured Note was extinguished.

June 2020 Oasis Secured Note - Tranche #2

In June 2020, for its second sale under the terms of the Purchase Agreement, the Company received cash proceeds of $1,215,000 from Oasis (the “Tranche #2 Secured Note”). Oasis purchased accounts receivable with a carrying value of $1,738,000, or gross accounts receivable of $2,859,000 net of chargebacks and discounts of $1,121,000. The purchase was effectuated pursuant to an amended Assignment Agreement, effective June 26, 2020, between Napo and Oasis. The Maturity Date, by which date Oasis must collect the $1,371,000 Threshold Price plus the transaction fee of $10,000, was September 2, 2020.

The Company recorded the sale to Oasis as a short-term secured borrowing with a principal amount of $1,215,000, or $1,371,000 net of a $156,000 discount. Though there was no stated interest rate, the effective interest rate at issuance was 77.7%. The Tranche #2 Secured Note had a maturity date of September 2, 2020, or earlier if the Threshold amount was received by Oasis prior to that date (payment of the Threshold amount is the maturity date). Accordingly, during the term of the Tranche #2 Secured Note, the effective interest rate is variable, dependent on the amount of any principal payment and payment dates.

In September 2020, the Company made its final required payment to Oasis under the Tranche #2 Secured Note, with total payments equaling the $1,381,000 Threshold amount plus the transaction fee, and the Tranche #2 Secured Note was extinguished.

August 2020 Oasis Secured Note - Tranche #3

In August 2020, for its third sale under the terms of the Purchase Agreement, the Company received cash proceeds of $1,335,000 from Oasis (the “Tranche #3 Secured Note”). Oasis purchased accounts receivable with a carrying value of $1,908,000, or gross accounts receivable of $3,153,000 net of chargebacks and discounts of $1,245,000. The purchase was effectuated pursuant to an amended Assignment Agreement, effective August 13, 2020, between Napo and Oasis. The Maturity Date, by which date Oasis must collect the $1,512,000 Threshold Price, was October 13, 2020. The secured borrowing gross balance remaining to be paid is $1,512,000 as of September 30, 2020.

The Company recorded the sale to Oasis as a short-term secured borrowing with a principal amount of $1,335,000, or $1,512,000 net of a $177,000 discount. Though there was no stated interest rate, the effective interest rate at issuance was 125.6%. The Tranche #3 Secured Note had a maturity date of October 13, 2020, or earlier if the Threshold amount was received by Oasis prior to that date (payment of the Threshold amount is the maturity date). Accordingly, during the term of the Tranche #3 Secured Note, the effective interest rate is variable, dependent on the amount of any principal payment and payment dates.

The Company has collected cash proceeds of $2,332,000 of the gross receivables pledged to Oasis under the Tranche #3 Secured Note as of September 30, 2020. The pledged balance remaining in the Company’s gross accounts receivables is $821,000 as of September 30, 2020. The Company will be obligated any Shortfall by the maturity date of

October 12, 2020, otherwise it will be obligated, at Oasis’s election, to either (i) pay the Shortfall amount within 30 days thereof, or (ii) assign or transfer to Oasis additional accounts receivable with a Purchase Price equal to (A) the Shortfall plus (B) an amount a 25% Additional Amount.

September 2020 Oasis Secured Note - Tranche #4

In September 2020, for its third sale under the terms of the Purchase Agreement, the Company received cash proceeds of $985,000 from Oasis (the “Tranche #4 Secured Note”). Oasis purchased accounts receivable with a carrying value of $1,410,000, or gross accounts receivable of $2,330,000 net of chargebacks and discounts of $920,000. The purchase was effectuated pursuant to an amended Assignment Agreement, effective September 9, 2020, between Napo and Oasis. The Maturity Date, by which date Oasis must collect the $1,117,000 Threshold Price, was November 12, 2020. The secured borrowing gross balance remaining to be paid is $1,117,000 as of September 30, 2020.

The Company recorded the sale to Oasis as a short-term secured borrowing with a principal amount of $985,000, or $1,117,000 net of a $132,000 discount. Though there was no stated interest rate, the effective interest rate at issuance was 98.4%. The Tranche #4 Secured Note had a maturity date of November 12, 2020, or earlier if the Threshold amount was received by Oasis prior to that date (payment of the Threshold amount is the maturity date). Accordingly, during the term of the Tranche #4 Secured Note, the effective interest rate is variable, dependent on the amount of any principal payment and payment dates.

The secured borrowing gross balance remaining to be paid is $1,117,000 as of September 30, 2020. The pledged balance remaining in accounts receivables is $2,330,000 as of September 30, 2020. The pledged balance remaining in the Company’s gross accounts receivables is $2,330,000 as of September 30, 2020.

Insurance Premium Financing

In May 2020, the Company entered into a financing agreement for $873,000 for a portion of the Company’s annual insurance premiums. The balance is due in monthly installments over nine (9) months with an annual interest rate of 4.15% and total installment paid is $193,000 as of September 30, 2020. The financing balance was $582,000 as of
September 30, 2020.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Warrants outstanding, beginning balance	19,421,892	34,682
Issuances	8,771,632	20,637,761
Exercises	(20,852,665)	(1,250,000)
Expirations and cancelations	(323)	(551)
Warrants outstanding, ending balance	7,340,536	19,421,892

May 2020 Series 3 Warrants

In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Warrants and inducement offer, the Company issued unregistered Series 3 Warrants to purchase 8,670,852 shares of common stock. The Series 3 Warrants have an exercise price of $0.53 per share and are exercisable beginning the earlier of (i) six months from their May 22, 2020 issuance date and (ii) receipt of the requisite Stockholder Approval (defined below), and expire five years thereafter. In addition to the fixed settlement method at $0.53 per warrant share, the Series 3 Warrants have two contingent settlement methods: (i) if at the time of exercise there is no effective registration statement, then the holders of the 8,670,852 warrants may exercise the warrants in a “cashless exercise,”

under which the holders will receive the aggregate warrants less the number of warrants equal to the exercise price; or (ii) a cashless exercise feature wherein, regardless if there is an effective registration agreement, following the requisite Stockholder Approval, each such Series 3 Warrant will be exercisable into one share of common stock for no consideration (the “Alternate Cashless Exercise”).

The Series 3 Warrants were initially valued at $3,696,000 using the Black-Scholes option pricing model as follows: probability-weighted exercise price of $0.05 per share, stock price of $0.44 per share, expected life of 5.50 years, volatility of 141%, and a risk-free rate of 0.34%. The Series 3 Warrants were classified as liabilities on the Company’s condensed consolidated balance sheets.

A Special Meeting of Stockholders was held on July 21, 2020, whereupon a proposal to approve the “Alternate Cashless Exercise” settlement method for the Series 3 Warrants was approved. The Series 3 Warrants and their underlying common shares were registered per the registration statement on Form S-3 on June 5, 2020.

In July 2020, certain holders of the Series 3 Warrants agreed to exercise 7,695,500 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $5,687,000.

In August 2020, certain holders of the Series 3 Warrants agreed to exercise 552,830 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of Series 3 Warrants as of the exercise date is $306,000.

As of September 30, 2020, the remaining Series 3 Warrants are valued at $123,000 using the Black-Scholes option pricing model with inputs as follows: probability-weighted exercise price of $0 per share, stock price of $0.29 per share, expected life of 5.14 years, volatility of 142%, and a risk-free rate of 0.28%. The Series 3 Warrants are classified as liabilities on the Company’s condensed consolidated balance sheets.

The April 2020 Underwriter Warrants

In April 2020, in consideration of the settlement of a dispute regarding underwriting fees (see Note 6), the Company issued warrants to purchase 100,780 shares of common stock at an exercise price of $2.50 per common share. The warrants were valued at $32,000 using the Black-Scholes option pricing model as follows: exercise price of $2.50 per share, stock price of $0.45 per share, expected life of 4.25 years, volatility of 141%, and a risk-free rate of 0.29%. The warrants were equity classified in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

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

February 2020 Modification of Certain 2019 Bridge Note Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Bridge warrants, pursuant to which the holder agreed to exercise 250,000 Bridge warrants in consideration of the Company lowering the exercise price of the 250,000 warrants from $2.00 to $0.692. Upon exercise of the warrants, the Company received cash proceeds of $173,000 and, in turn, issued 250,000 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Bridge warrants, the incremental increase of $9,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended
September 30, 2020.

May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding 2019 Bridge Warrants from $2.00 per share to $0.49 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $166,000. Because the modification applied to the entire class of Bridge Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Bridge Warrant holders. The modification did not result in the reclassification of the equity-classified Bridge warrants from additional paid-in-capital to liability classification.

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

The Series 1 Warrants had an exercise price of $2.00 and expire on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement of Positive Interim Results related to the diarrhea results from the HALT-D investigator-initiated trial, if and only if certain trading benchmarks are achieved during such 30 calendar day period.

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

September 2019 Modification of the July 2019 Series 1 Warrants

In September 2019, the Company reduced the exercise price of all 8,280,000 Series 1 Warrants from $2.00 to $1.40. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $522,000. Because the modification applied to the entire class of Series 1 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 1 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 1 warrants from additional paid-in-capital to liability classification.

February 2020 Modification of the July 2019 Series 1 Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Series 1 Warrants, pursuant to which the holder agreed to exercise 208,022 Series 1 Warrants in consideration of the Company lowering the exercise price of the 208,022 warrants from $2.00 to $0.6920. Upon exercise of the warrants, the Company received cash proceeds of $144,000 and, in turn, issued 208,022 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 1 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

May 2020 Modification of the July 2019 Series 1 Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding Series 1 Warrants from $1.40 per share to $0.49 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $284,000. Because the modification applied to the entire class of Series 1 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 1 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 1 Warrants from additional paid-in-capital to liability classification.

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

March 5, 2020 Modification of the July 2019 Series 2 Warrants

On March 5, 2020, the Company entered into a warrant exercise agreement with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise 90,940 Series 2 Warrants in consideration of the Company lowering the exercise price of the 90,940 warrants from $2.00 to $0.6050. Upon exercise of the warrants, the Company received cash proceeds of $55,000 and, in turn, issued 90,940 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 2 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

March 23, 2020 Modification of the July 2019 Series 2 Warrants

On March 23, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (see Note 9) with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the Series 2 Warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000, or $628,000 net of $25,000 of issuance costs. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $65,000. Because the modification applied to a sole holder of Series 2 Warrants, the $65,000 increase in fair value was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification.

May 2020 Modification of the July 2019 Series 2 Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding Series 2 Warrants from $2.00 per share to $0.49 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $406,000. Because the modification applied to the entire class of Series 2 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 2 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification.

In May 2020, concurrent with the reduction of the exercise price of the Series 2 Warrants, the Company entered into a warrant exercise inducement offer with certain holders of the Series 2 Warrants, pursuant to which such holders agreed to exercise for cash Series 2 Warrants to purchase 4,033,562 shares of common stock, in exchange for the Company’s issuing to the exercising holders new unregistered Series 3 Warrants to purchase 4,005,062 shares of common stock.

As of September 30, 2020, the total of 6,367,635 Series 2 Warrants have been exercised.

December 2019 PIPE Financing Warrants

In December 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a Private Placement, sold (i) an aggregate of 2,500,000 unregistered shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of approximately 1,250,000 shares of common stock, for an aggregate purchase price of $1,500,000 (see Note 11). The warrants have an exercise price of $0.78 per share and became exercisable on June 24, 2020 (6 months after their issuance date) and have a five-year term.

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

9. Preferred Stock

At September 30, 2020, preferred stock consisted of the following:

				Liquidation
(in thousands, except share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
B-2	10,165	7,534	$916	$—
C	1,011,000	849,521	4,773	8.00
Total	1,021,165	857,055	$5,689

At December 31, 2019, preferred stock consisted of the following:

				Liquidation
(in thousands, except share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
A	5,524,926	5,524,926	$9,895	$1.665
B	11,000	1,971	476	—
B-1	63	—	—	—
B-2	10,165	10,165	1,236	—
Total	5,546,154	5,537,062	$11,607

Series A Redeemable Convertible Preferred Stock

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard Capital 5,524,926 shares of the Company's Series A convertible preferred stock, $0.0001 par value per share, for gross proceeds of $9,199,000, or $9,000,000 net of issuance costs. The preferred stock is convertible into approximately 473,565 shares of common stock at the option of the holder at an effective conversion price of $194.25 per share. Subject to certain limited exceptions, the shares of Preferred Stock could not be offered, pledged or sold by Sagard Capital for one year from the date of issuance. The conversion price is subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization.

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

The Series A convertible preferred shares are redeemable by Sagard Capital upon a Redemption Event that is not solely within the control of the Company. If a Redemption Event were to occur as of the Measurement Date (the later of April 30, 2021 and the date on which the Company files its Form 10‑Q for the three months ending
March 31, 2021, but in no event later than September 30, 2021), the holders of at least a majority of the shares of Series A convertible preferred stock then outstanding may require the Company to redeem all Series A shares for cash at a per share purchase price equal to $2.3057. Anyone of the following conditions can result in a Redemption Event: (i) revenue attributable to the Mytesi product for the six-month period ended March 31, 2021 is less than $22.0 million; (ii) the daily volume weighted average price (“VWAP”) of the Company's common stock on Nasdaq for the 30 days prior to a Measurement Date is less than $105.00; (iii) the Company fails to file with the SEC on or before June 30, 2021, its Form 10-Q for the three months ending March 31, 2021.

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

In September 2020, the Company and Sagard Capital entered into an exchange agreement, by which the remaining Series A convertible preferred shares were exchanged for (i) 842,500 shares of the Company’s Series C perpetual preferred shares, and (ii) 842,500 shares of the Company’s Series D perpetual preferred shares, all issued to Iliad Research and Trading, L.P. (“Iliad”).

The exchange agreement was entered into to effect a share-for-share exchange transaction. The Series A convertible preferred shares were canceled upon surrender, and the Company issued Iliad the Series C and Series D perpetual preferred shares. The exchange agreement was treated as an extinguishment of the Series A convertible preferred shares. As of the exchange date, the related extinguishment required recording derecognition of the Series A accreted value and recording Series C and Series D at fair value. The related excess of the carrying value over the fair value of the new instruments of $150,000 was recorded to additional paid-in-capital and increased earnings available to common stockholders.

On September 4, 2020, the Company filed a certificate with the Secretary of State of Delaware effecting the retirement and cancellation of the Series A convertible preferred stock. As of September 30, 2020, there were no Series A convertible preferred shares authorized or outstanding.

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

During July and August 2019, certain investors converted 8,816 Series B convertible preferred shares into 4,408,000 shares of the Company’s common stock at the stated conversion ratio. There were zero and 1,971 shares of Series B convertible preferred stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

In March 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (“Amendment Agreement”) with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000 (see Note 8). As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B convertible preferred stock from $2.00 to $0.4456, resulting in the application of accounting per ASC 260-10-S99-2. Because the reduction to the conversion price was an inducement, the Company applied the guidance in ASC 470-20, resulting in the recording of an inducement charge of $1,647,000 in the unaudited condensed consolidated statements of operations for the nine months ended
September 30, 2020.

On September 4, 2020, the Company filed a certificate with the Secretary of State of Delaware effecting the retirement and cancellation of the Series B convertible preferred stock. As of September 30, 2020, there were no Series B convertible preferred shares authorized or outstanding.

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

On September 4, 2020, the Company filed a certificate with the Secretary of State of Delaware effecting the retirement and cancellation of the Series B-1 convertible preferred stock. As of September 30, 2020, there were no Series B-1 convertible preferred shares authorized or outstanding.

Series B-2 Convertible Preferred Stock

In December 2019, the Company entered into an exchange agreement with Oasis Capital, LLC (“Oasis Capital”), pursuant to which Oasis Capital gave up (i) its remaining unexercised Prepaid Forward contracts (see Note 11) exercisable for 1,236,223 shares of the Company’s common stock and (ii) 695,127 common shares held as an investment by Oasis Capital, in exchange for 10,165 shares of the Company’s newly authorized Series B-2 Convertible Preferred Stock.

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

Series C Perpetual Preferred Stock

In September 2020, the Company entered into an exchange agreement with Iliad pursuant to which the Company agreed to issue 842,500 shares of the Company's Series C perpetual preferred shares, $0.0001 par value per share, for a non-cash exchange of equity instruments, contemporaneously entered with the issuance of Series D perpetual preferred shares, in exchange of remaining Series A convertible preferred shares totaling to 5,524,926 shares, and accreted value of $11,227,000 as of the exchange date, and entered into an amendment agreement of the Exchange Note 2, with issuance value of $2,296,926 and carrying value of $2,610,677 as of the exchange date, to extend maturity from December 31, 2020 to December 31, 2021, in consideration of 5% increase in the outstanding balance.

Holders of the Series C perpetual preferred shares are not entitled to voting rights. However, as long as any Series C perpetual preferred share is outstanding, the Company is restricted to alter, change, or enter into agreement to alter or change adversely the powers, preferences, or rights given to the shareholders.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of Series C perpetual preferred shares then outstanding shall be entitled to be paid in cash out of the assets of the Company before any payment shall be made to the holders of common stock or shares of any series or class of preferred or other capital stock then outstanding that by its terms is junior to the Series C perpetual preferred shares in respect of the preferences as to distributions and payments upon such liquidation event by reason of their ownership, an amount per share of Series C equal to one times the Series C original issue price.

The Series C perpetual preferred shares are redeemable upon the option or discretion of the Company.

The Series C perpetual preferred shares are entitled to receive 10% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series C perpetual preferred shares shall be payable through the Company’s issuance of Series C perpetual preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares.

The Series C perpetual preferred shares are initially measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption by the Company or liquidation event and perpetual holding of the shares. As of the date of exchange, total fair value of the Series C perpetual preferred shares amounted to $4,717,000.

The preferred stock has been classified as permanent stockholders' equity in accordance with authoritative guidance for the classification and measurement of perpetual shares without mandatory redemption period because the redemption option is ultimately in the control of the Company.

10. Series D Perpetual Preferred Stock

In September 2020, the Company entered into an exchange agreement with Iliad pursuant to which the Company agreed to issue 842,500 shares of the Company's Series D perpetual preferred shares, $0.0001 par value per share, for a non-cash exchange of equity instruments, contemporaneously entered with the issuance of Series C perpetual preferred shares, in exchange of remaining Series A convertible preferred shares totaling to 5,524,926 shares, and accreted value of $11,227,000 as of the exchange date, and entered into an amendment agreement of the Exchange Note 2, with issuance value of $2,296,926 and carrying value of $2,610,677 as of the exchange date, to extend maturity from December 31, 2020 to December 31, 2021, in consideration of 5% increase in the outstanding balance.

Holders of the Series D perpetual preferred shares are not entitled to voting rights. However, as long as any Series D perpetual preferred share is outstanding, the Company is restricted to alter, change, or enter into agreement to alter or change adversely the powers, preferences, or rights given to the shareholders.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, the holders of Series D perpetual preferred shares then outstanding shall be entitled to be paid in cash out of the assets of the Company before any payment shall be made to the holders of common stock or shares of any series or class of preferred or other capital stock then outstanding that by its terms is junior to the Series D perpetual preferred shares in respect of the preferences as to distributions and payments upon such liquidation event by reason of their ownership, an amount per share of Series D equal to one times the Series D original issue price.

The Series D perpetual preferred shares are redeemable upon the option or discretion of the Company.

The Series D perpetual preferred shares are entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D perpetual preferred share by delivering to each record holder the calculated number of PIK dividend shares.

The Series D perpetual preferred shares is measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares (see Note 3). The Company determined the fair value with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. For the three and nine months ended September 30, 2020, total change in fair value of the Series D perpetual preferred shares was $71,000.

In consideration of the Exchange Note 2 global amendment agreement (see Note 7), no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred Shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D perpetual preference shares are implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares are redeemable at $8.00 per share on December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 (See Note 7) require the entire settlement or redemption of the Series D perpetual preferred shares.

The preferred stock has been classified as liabilities in accordance with authoritative guidance for the classification and measurement of perpetual shares with mandatory redemption period corresponding to the timing of contractual cash outflows for the settlement of Exchange Note 2.

11. Stockholders' Equity

Common Stock

As of September 30, 2020 and December 31, 2019, the Company had reserved shares of common stock for issuance as follows:

	September 30,
	2020	December 31,
	(unaudited)	2019
Options issued and outstanding	4,483,106	3,902,675
Inducement options issued and outstanding	33,392	74
Options available for grant under stock option plans	651,739	479,829
Restricted stock unit awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	7,340,536	19,421,892
Series A convertible preferred stock	—	473,565
Series B convertible preferred stock	—	985,500
Series B-2 convertible preferred stock	1,431,460	1,931,350
Total	13,945,846	27,200,498

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

The Company is authorized to issue a total number of 204,475,074 shares, of which 150,000,000 shares are common stock, 50,000,000 are non-voting common stock and 4,475,074 are preferred stock.

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

In connection with the equity line, the Company agreed to pay Oasis Capital a commitment fee and in April 2020, in settlement of the commitment fee, the Company issued to Oasis Capital 68,807 shares of common stock. At issuance, the 68,807 shares of common stock had a fair value of $33,027, and were expensed as an issuance cost in the Company’s unaudited condensed consolidated statements of operations.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 52,000 common shares to Oasis for gross proceeds of $22,627. As of September 30, 2020, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

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

12. Stock Incentive Plans

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. As of September 30, 2020, there were 384 options outstanding.

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides for the grant of options, restricted stock and restricted stock units to eligible employees, directors and consultants to purchase the Company's common stock. The 2014 Plan that provides for automatic share increases on the first day of each fiscal year in the amount of 5% of the outstanding number of shares of the Company's common stock on the last day of the preceding calendar year. The 2014 Plan replaced the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, canceled or expired.

As of September 30, 2020, there were 4,482,722 options outstanding and 185,057 options available for grant.

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

As of September 30, 2020, there were 33,318 options outstanding and 466,682 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the nine months ended September 30, 2020

(unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2019	479,829	3,902,675	5,613	$5.20	9.56	$—
Additional shares authorized	786,229	—	—	—	—	—
Options granted	(953,318)	953,318	—	0.44	—	—
Option exercise	—	(555)	—	0.45	—	—
Options canceled	338,999	(338,999)	—	4.11	—	—
Options canceled not rolled back into the 2013 Plan	—	(15)	—	—	—	—
Outstanding at September 30, 2020	651,739	4,516,424	5,613	$4.28	8.97	$—
Exercisable at September 30, 2020		1,870,808		$8.14	8.86	$—
Vested and expected to vest at September 30, 2020		4,170,443		$4.53	8.96	$—

*	Fair market value of JAGX common stock on September 30, 2020 was $0.29 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

Five hundred fifty-five (555) options were exercised in the nine months ended September 30, 2020.

The weighted average grant date fair value of stock options granted was $0.39 and $1.57 per share during the nine months ended September 30, 2020 and 2019, respectively.

The number of options that vested in the nine months ended September 30, 2020 and 2019 was 1,065,190 and 496,467, respectively. The grant date weighted average fair value of options that vested in the nine months ended September 30, 2020 and 2019 was $2.12 and $132.26, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and nine months ended September 30, 2020 and 2019, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

(in thousands)	(unaudited)		(unaudited)
Research and development expense	$175	$333	$580	$549
Sales and marketing expense	54	41	167	87
General and administrative expense	446	736	1,437	1,347
Total	$675	$1,110	$2,184	$1,983

As of September 30, 2020, the Company had $3,173,000 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.44 years.

The estimated grant-date fair value of stock option grants for the nine months ended September 30, 2020 and 2019 was calculated using the Black-Scholes - Merton option-pricing model using the following range of weighted-average assumptions:

Nine Months Ended
September 30,
	2020	2019

(unaudited)
Weighted-average volatility	150.1 - 172.4%	142.9 - 145.9%
Weighted-average expected term (years)	1.0 - 5.0	5.6 - 5.8
Risk-free interest rate	0.1 - 0.5%	1.5 - 1.9%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2020.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(8,271)	$(11,683)	$(27,284)	$(36,708)
Shares used to compute net loss per common share, basic and diluted	40,218,324	5,841,790	26,467,423	2,746,523
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(2.00)	$(1.03)	$(13.37)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potentially dilutive securities which include stock options, convertible preferred stock, Series 3 warrants and common stock warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019 because their inclusion would be anti-dilutive.

	September 30,
	2020	2019

	(unaudited)
Options issued and outstanding	4,483,106	3,821,690
Inducement options issued and outstanding	33,392	906
Restricted stock units issued and outstanding	5,613	5,613
Warrants issued and outstanding	7,340,536	19,421,892
Series A convertible preferred stock	—	473,565
Series B convertible preferred stock	—	985,500
Series B-2 convertible preferred stock	1,431,460	—
Total	13,294,107	24,709,166

As of November 6, 2020 there were 20,578,097 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

14. Segment Information

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

The Company's reportable segments net revenues and net loss for the three and nine months ended
September 30, 2020 and 2019 consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$2,760	$957	$6,748	$4,185
Animal Health	13	16	61	83
Consolidated Totals	$2,773	$973	$6,809	$4,268

Segment net loss
Human Health	$(1,912)	$(3,955)	$(6,721)	$(16,586)
Animal Health	(5,954)	(3,600)	(18,319)	(15,994)
Consolidated Totals	$(7,866)	$(7,555)	$(25,040)	$(32,580)

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Segment assets	(unaudited)
Human Health	$33,930	$32,432
Animal Health	69,466	68,169
Total	$103,396	$100,601

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
	2020	2019
(in thousands)	(unaudited)
Total assets for reportable segments	$103,396	$100,601
Less: Investment in subsidiary	(29,241)	(29,241)
Less: Intercompany loan	(37,921)	(34,950)
Consolidated Totals	$36,234	$36,410

15. Subsequent Events

ATM Program

On October 5, 2020, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc., as agent (“Ladenburg”). The Company registered on its Form S-3 the sale of up to $7 million worth of shares of common stock. The Company will pay Ladenburg a commission of up to three percent (3.0%) of the gross sales proceeds of any Shares sold through Ladenburg. The Company has not issued any shares under the ATM.

Phase 3 Clinical Trial for Cancer-therapy related Diarrhea

On October 5, 2020, Napo entered into a Master Services Agreement for clinical research organization services and a service order with Integrium, LLC (“Integrium”). The Service Order covers Napo’s planned pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. Napo will pay Integrium a total amount of up to approximately $12.4 million over the term of the engagement, based on the achievement of certain milestones.

On October 6, 2020, the Company entered into a Stock Plan Agreement for Payment of Contracted Research Fees with PoC Capital, LLC (“PoC”). The Company issued 1,333,333 shares of common stock to PoC at par value of $0.0001 per share in consideration for PoC’s assumption of $0.4 million obligations of Napo under the Service Order with Integrium. The effective offering price of common stock is at $0.30 per share, which is the Minimum Price as defined under Nasdaq Listing Rule 5635(d).

3(a)(9) Exchanges

On October 6, 2020, the Company issued 3,350,000 shares of common stock to a noteholder in exchange for a $1.0 million reduction in the outstanding balance of CVP Exchange Note 1.

On the same date, the Company issued 500,186 shares of common stock to a holder of the Company’s Series B-2 convertible preferred stock in exchange for 975 shares of Series B-2 Convertible Preferred Stock.

Preferred Stock Exchange

On October 8, 2020, the Company entered into an exchange agreement with Iliad, pursuant to which the Company and Iliad agreed to exchange the 285,000 shares Series C Perpetual Preferred Stock (see Note 9) for (i) 250,000 shares of Common Stock and (ii) Pre-Funded warrants to purchase 7,057,692 shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. As of November 6, 2020, Iliad exercised 6,700,000 Pre-funded Warrants for $1,000.

Fee Settlement Agreement

On October 7, 2020, the Company entered into a fee settlement agreement with Atlas pursuant to which the Company will issue to Atlas 2,000,000 shares of common stock and pre-funded warrants to purchase 6,218,954 shares of common stock as complete settlement and satisfaction of a trial delay fee of $2.5 million that the Company expects to incur pursuant to its license agreement with Atlas dated April 15, 2020. As of October 23, 2020, the shares of common stock have all been issued and the pre-funded warrants have all been exercised. Refer to Note 2 for further discussion.

Royalty Transaction

On October 8, 2020, the Company entered into another Purchase Agreement with Iliad, pursuant to which the Company sold to Iliad a royalty interest (the “Royalty Interest”) entitling Iliad to receive $12 million Royalty Repayment Amount for an aggregate purchase price of $6 million. Interest will accrue on the Royalty Repayment Amount at a rate of 10% per annum, compounding quarterly. The Company will be obligated to make minimum royalty payments on a monthly basis beginning on May 10, 2021 in an amount equal to the greater of (i) $250,000 (which increases to $400,000 beginning on October 9, 2021, $600,000 beginning on April 9, 2022, and $750,000 beginning on October 9, 2022) and (ii) 10% of the Company’s net sales of Mytesi and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors, but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses. If the weekly volume weighted average price of the Company’s Common Stock (“VWAP”) is not equal to or greater than the Minimum VWAP ($0.3035) at least twice during each calendar month during the six-month period beginning on November 1, 2020, then the Royalty Repayment Amount will automatically be increased by $6,000,000 at the end of such six-month period. Upon mutual agreement the parties may agree to consummate additional royalty financings of approximately $5 million and $6 million in February 2021 and July 2021, respectively. Under the Purchase Agreement, the Company is subject to certain covenants, for which the Company’s failure to comply may be subject to certain liquidated damages, including a right for Iliad to increase the Royalty Repayment Amount by 15%.

Fourth Amendment to Accounts Receivable Purchase Agreement with Oasis Capital, LLC

On October 9, 2020, for its fifth sale under the terms of the Purchase Agreement, the Company received cash proceeds of $900,097 from Oasis (the “Tranche #5 Secured Note”). Oasis purchased accounts receivable with a carrying value of 900,000, or gross accounts receivable of $2,118,000 net of chargebacks and discounts of $1,218,000. The purchase was effectuated pursuant to an amended Assignment Agreement, effective October 9, 2020, between Napo and Oasis.

Per the terms of the agreement, Oasis will receive a fee of 5.45% (the "Fee") of the $2,118,000 gross accounts receivable. The Maturity Date, by which date Oasis must collect the $1,015,000 Threshold Price, was December 16, 2020. Oasis will return to the Company within five days any amounts collected that exceeds the sum of the Purchase Price and the Fee. As with all Mytesi gross sales, the accounts receivable will be reduced by Medicare, ADAP 340B chargebacks, returns, and wholesale distribution fees based on historical trends to determine net sales.

Under the agreement, Oasis is entitled to a transaction fee of $5,000 and may be entitled to additional transaction fees to the extent Oasis purchases additional accounts receivable under the agreement, which fees will not exceed $5,000 per transaction.

The initial term of the agreement is one year, during which period Oasis, can purchase additional receivables. The agreement will automatically renew for successive one-year periods unless notice of non-renewal is provided by the Company at least 30 days prior to the expiration of a term. Notwithstanding the foregoing, either Oasis or the Company may terminate the agreement on 60 days' prior written notice.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net loss was $25.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of
September 30, 2020, we had a total stockholders' equity of $7.8 million, an accumulated deficit of $158.1 million, and cash of $1.3 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Research and Development Expense

Research and development expenses consist primarily of clinical and contract manufacturing expense, personnel and related benefits expense, stock-based compensation expense, employee travel expense, and reforestation expenses. Clinical and contract manufacturing expense consists primarily of costs to conduct stability, safety and efficacy studies, and manufacturing startup at an outsourced API provider in Italy. It also includes expenses with a third-party provider for the transfer of the Mytesi manufacturing process, and the related feasibility and validation activities.

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

We expect research and development expense to increase due to the start-up costs associated with our clinical trials for other indications.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not currently have any marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the nine months ended September 30, 2020.

We expect sales and marketing expense to increase going forward as we focus on expanding our market access activities and commercial partnerships for the development of follow-on indications of Mytesi and Crofelemer.

General and Administrative Expense

General and administrative expenses consist of personnel and related benefits expense, stock-based compensation expense, employee travel expense, legal and accounting fees, rent and facilities expense, and management consulting expense.

In the near term, we expect general and administrative expense to remain flat as we focus on our pipeline development and market access expansion. This will include efforts to grow the business.

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

Jaguar's Neonorm and botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Henry Schein, and Stockmen Supply to distribute the Company's products in the United States, Japan, and China. The distribution agreements and the related purchase orders together meet the contract existence criteria under ASC 606-10-25-1. Jaguar sells directly to its customers without the use of an agent.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $2.8 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Revenues from the sale of Mytesi were $6.7 million and $4.2 million for the nine months ended
September 30, 2020 and 2019, respectively.

Animal

The Company recognized Neonorm revenues of $13,000 and $16,000 for the three months ended
September 30, 2020 and 2019, respectively. Revenues from the sale of Neonorm were $61,000 and $83,000 for the nine months ended September 30, 2020 and 2019, respectively. Revenues are recognized upon shipment which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts - Atlas Sciences

Effective April 15, 2020, the Company entered into a patent purchase agreement with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas agreed to purchase certain patents and patent applications relating to Napo’s NP-500 drug product candidate (the “Patent Rights”) for an upfront cash payment of $1,500,000.

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

Included in the arrangement with Atlas, the Company is obligated to initiate a proof of concept Phase 2 study of NP-500 under an investigational new drug (“IND”) application with the U.S. Food and Drug Administration or an IND-equivalent dossier under appropriate regulatory authorities (the “Phase 2 study”) within nine months of

April 15, 2020. The Company will incur a trial delay fee if the Company fails to initiate the Phase 2 study by this date, for any reason, including the timely receipt of adequate funding to initiate the Phase 2 study. Atlas has the right to terminate the License in the event that the Company (i) fails to complete the Phase 2 study within five years of
April 15, 2020 or (ii) has not timely initiated the Phase 2 study and thereafter fails to make three or more consecutive Trial Delay Payments.

As of September 30, 2020, the Company determined not to proceed with the scheduled proof of concept of the Phase 2 study and incurred and recorded a liability for a trial delay fee. See Note 15 for a description of the trial delay fee settlement agreement entered into by the Company.

Performance obligations

The Patent Rights sale to Atlas and the Phase 2 study to be performed by the Company, identified above, represent a single transaction with two separate performance obligations; with the sale of the Patent Rights, the Company transferred control of the internally generated Patent Rights to Atlas at the date of sale.

As of September 30, 2020, the Company determined not to proceed with the Phase 2 study, which will result in the Company having no performance obligation to transfer the services to Atlas.

Transaction price

For the contract with Atlas, the upfront payment of $1,500,000 from Atlas as consideration for the Patent Rights sale and the Phase 2 study, is variable consideration that is fully constrained due to the potential incurrence of a Trial Delay Fee of $2,515,000 if the Phase 2 study had not been initiated by January 15, 2021. Accordingly, at inception, the total transaction price of $1,500,000 is deferred and the transaction price is zero.

Allocate transaction price

For the contract with Atlas, the transaction price of $1,500,000 is allocated as follows: (i) $1,196,000 was allocated to the Phase 2 study using the cost-plus margin approach, and (ii) $583,000 was allocated to the Patent sale using the Residual method.

As of September 30, 2020, the allocated deferred transaction price of $1,500,000 will be derecognized as a result of the non-performance of the Company’s obligation to initiate the Phase study.

Revenue recognition

For the contract with Atlas, control of the Patent Rights transferred to Atlas on the date of sale (at a point-in-time); and with the Phase 2 study, the services were to be transferred to Atlas over the estimated 13.2 months of the study, which was set to run between October 2020 and November 2021.

As of September 30, 2020, the Company made the decision not to initiate the Phase 2 study and intended to negotiate the payment of the Trial Delay Fee of $2.5 million and terminate the contract. Because of this decision, the allocated transaction price for that performance obligation will not be recognized as revenue. Likewise, the allocated transaction price for the Patent sale will not be recognized as revenue, as its recognition was dependent on initiating the Phase 2 study on or before January 15, 2021.

The Company derecognized $1.5 million in deferred revenue and the excess of the Trial Delay Fee was recognized in "General and Administrative Expenses" in the condensed consolidated statement of operations. The authoritative guidance treats consideration payable to a customer as a reduction of the transaction price and, therefore, an adjustment to revenues unless the payment is for a distinct good or service received from the customer. In some cases, a payment to a customer that is not in exchange for a distinct good or service could exceed the transaction price for the current contract. This is a case of a payment to a customer that is not in exchange for a distinct good or service. Accounting for the excess payment (“negative revenue”) requires judgment as the standard does not explicitly address whether it is appropriate to reclassify revenue to expense.

The Company evaluated the nature of the consideration payable to the customer and the rights and obligations in the related contract and concluded that the excess payment or loss should be presented as part of the general and administrative expenses due to the following factors:

●	No revenue has been recognized from the transaction as performance obligations were not satisfied.
●	The Company settled the Trial Delay Fee in full in October 2020, which constitutes termination of the customer relationship considering that Atlas cannot compel the Company or has no recourse to force the Company to initiate the Phase 2 Study. The Company does not anticipate future revenue contract with Atlas.
●	The trial delay fee is a penalty in its economic term, subject to accounting for contingencies and provisions under relevant authoritative guidance.

The Company recorded the excess loss amount of $1.0 million in the three and nine months ended September 30, 2020

Disaggregation of Patent Sales and Clinical Trial Services

Patent Rights Sale

Patent Rights sales are recognized when control of the Patent Rights is transferred to the purchaser (at a point-in-time). Due to the full constraint on the variable consideration of $1,500,000, there was no revenue recognized from the sale of Patent Rights to Atlas for the three and nine months ended September 30, 2020 and 2019.

Clinical Trials

Revenue from clinical trials are recognized over time, as the services are performed, as the Company's performance enhances the Patent Rights asset that Atlas controls. The Phase 2 study to be performed under the Atlas License was expected to begin in October 2020 and run through November 2021. The expected first patient dose in the study was expected to occur in December 2020, at which point revenue from the Phase 2 study would begin to be recognized.

As of September 30, 2020, the Company determined to not proceed with the Phase 2 study and incurred a trial delay fee of $2,515,000. Refer to Note 6 for a description of the contingent liability recorded. Due to the Company abandoning the Phase 2 study, the arrangement with Atlas to perform the clinical trial is terminated and the deferred revenue recorded for the variable consideration of $1,500,000 was derecognized.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the condensed consolidated balance sheets. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other factors. If current expectations of growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further impairment in the future. We recorded no impairment in the three and nine months ended September 30, 2020. The Company recorded an impairment of zero and $4 million in the three and nine months ended September 30, 2019, respectively. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2020 and 2019 together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Product revenue	$6,809	$4,268	$2,541	59.5%
Total revenue	6,809	4,268	2,541	59.5%
Operating Expenses
Cost of product revenue	2,491	3,073	(582)	(18.9)%
Research and development	4,509	4,426	83	1.9%
Sales and marketing	4,728	5,436	(708)	(13.0)%
General and administrative	11,218	9,817	1,401	14.3%
Settlement of Tempesta Royalty Settlement Agreement	—	640	(640)	(100.0)%
Impairment of indefinite-lived intangible assets	—	4,000	(4,000)	(100.0)%
Series B convertible preferred stock inducement expense	1,647	—	1,647	100.0%
Series 3 warrants inducement expense	3,696	—	3,696	100.0%
Total operating expenses	28,289	27,392	897	3.3%
Loss from operations	(21,480)	(23,124)	1,644	(7.1)%
Interest expense	(1,259)	(5,557)	4,298	(77.3)%
Other income, net	190	49	141	287.8%
Change in fair value of financial instruments	(2,491)	1,003	(3,494)	(348.4)%
Loss on extinguishment of debt	—	(4,941)	4,941	(100.0)%
Loss before income tax	(25,040)	(32,570)	7,530	(23.1)%
Income tax expense	—	(10)	10	(100.0)%
Net loss and comprehensive loss	(25,040)	(32,580)	7,540	(23.1)%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	(1,332)	—	(1,332)	100%
Deemed dividend attributable to Series B preferred stock	—	(3,876)	3,876	(100)%
Stock dividend attributable to Series C perpetual preferred stock	(56)	—	(56)	100%
Deemed dividend attributable to the Series 1 warrant modification	—	(252)	252	(100)%
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	(856)	—	(856)	100%
Net loss attributable to common shareholders	$(27,284)	$(36,708)	$9,424	(25.7)%

Revenue

Sales and Allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Gross product sales
Mytesi	$13,895	$6,054	$7,841	129.5%
Neonorm	61	83	(22)	(26.5)%
Total gross product sales	13,956	6,137	7,819	127.4%
Medicare rebates	(1,248)	(368)	(880)	239.1%
Sales discounts	(4,307)	(1,055)	(3,252)	308.2%
Sales returns	(203)	(89)	(114)	128.1%
Wholesaler fee	(1,389)	(357)	(1,032)	289.1%
Net product sales	$6,809	$4,268	$2,541	59.5%

Product Revenue

Our gross product revenues were $14.0 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $13.9 million and $6.1 million in the nine months ended September 30, 2020 and 2019, respectively. The increase in sales of Mytesi is due to an increase in the wholesaler demand, mostly due to the list price adjustment of Mytesi that occurred in April 2020.

Sales discounts were $4.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $3.3 million. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. Of the total sales discounts, allowances for chargebacks were $4.1 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. These allowances for chargebacks were approximately 30% and 15% on Mytesi gross product sales for the nine months ended
September 30, 2020 and 2019, respectively. The increase in allowance is mostly due to the increase in list price of Mystesi.

Animal

Our Neonorm product revenues were $61,000 and $83,000 for the nine months ended September 30, 2020 and 2019, respectively. Focus on sales and marketing for Neonorm products had decreased during 2020.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Cost of Product Revenue
Material cost	$1,412	$1,625	$(213)	(13.1)%
Direct labor	501	435	66	15.2%
Distribution fees	331	407	(76)	(18.7)%
Royalties	32	(11)	43	(390.9)%
Other	215	617	(402)	(65.2)%
Total	$2,491	$3,073	$(582)	(18.9)%

Cost of product revenue decreased $582,000 from $3,073,000 in the nine months ended September 30, 2019 to $2,491,000 for the same period in 2020. The decrease in cost of product revenue period over period was due to non-recurring costs incurred in the nine months ended September 30, 2019, including the write-off of non-conforming inventory of $273,000, campaign batch cancellation fee of $161,000, higher fees of $132,000 from the Company’s former distributor, offset by the reversal of $189,000 of accrued royalties related to the termination of a royalty agreement. Additionally, a year end contractual credit of $93,000 was received from the Company’s contract manufacturer and $112,000 less in inventory costs in the nine months ended September 30, 2020.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,270	$1,383	$(113)	(8.2)%
Materials expense and tree planting	57	95	(38)	(40.0)%
Travel, other expenses	42	138	(96)	(69.6)%
Clinical and contract manufacturing	1,002	1,105	(103)	(9.3)%
Stock-based compensation	580	549	31	5.6%
Other	1,558	1,156	402	34.8%
Total	$4,509	$4,426	$83	1.9%

Research and development expense increased $83,000 from $4,426,000 in the nine months ended
September 30, 2019 to $4,509,000 for the nine months ended September 30, 2020 due primarily to:

●	Other expenses increased $402,000 from $1,156,000 in the nine months ended September 30, 2019 to $1,558,000 in the same period in 2020 consisting primarily of consulting, formulation and regulatory fees. Consulting expenses increased due to an increase in clinical trial consultants, which is consistent with the increased activity in development of multiple follow‑on indications for Mytesi. Direct R&D testing costs also increased due to an increase in R&D work.
●	Clinical and contract manufacturing expense decreased $103,000 from $1,105,000 in the nine months ended September 30, 2019 to $1,002,000 in the same period in 2020 primarily due to a decrease in contract manufacturing costs for enhanced manufacturing process improvements.
●	Personnel and related benefits decreased $113,000 from $1,383,000 in the nine months ended September 30, 2019 to $1,270,000 in the same period in 2020 due to changes in headcount and related salaries.

We expect research and development expense to increase due to the start-up costs associated with our clinical trials for other indications.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$2,485	$3,514	$(1,029)	(29.3)%
Stock-based compensation	167	87	80	92.0%
Direct marketing fees and expense	1,467	1,460	7	0.5%
Other	609	375	234	62.4%
Total	$4,728	$5,436	$(708)	(13.0)%

Sales and marketing expense decreased $708,000 from $5,436,000 in the nine months ended
September 30, 2019 to $4,728,000 for the nine months ended September 30, 2020.

●	Personnel and related benefits decreased $1,029,000 from $3,514,000 in the nine months ended September 30, 2019 to $2,485,000 in the same period in 2020 due to sales force reduction.
●	Other expenses increased $234,000 from $375,000 in the nine months ended September 30, 2019 to $609,000 in the same period in 2020 largely due to additional marketing consulting costs of $139,000, partially offset by reduced travel as a result of the COVID-19 pandemic.

General and Administrative

The following table presents the components of general and administrative expense for the nine months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,366	$1,372	$(6)	(0.4)%
Audit, tax and accounting services	399	542	(143)	(26.4)%
Third-party consulting services	747	1,718	(971)	(56.5)%
Legal services	1,882	1,295	587	45.3%
Travel, other expenses	31	175	(144)	(82.3)%
Stock-based compensation	1,437	1,347	90	6.7%
Rent and lease expense	632	554	78	14.1%
Public company expense	803	650	153	23.5%
Other	3,921	2,164	1,757	81.2%
Total	$11,218	$9,817	$1,401	14.3%

General and administrative expenses increased $1,401,000 from $9,817,000 in the nine months ended
September 30, 2019 to $11,218,000 for the same period in 2020 primarily due to increases in legal services, public company expense, stock-based compensation, and other expenses, partially offset by a decrease in third-party consulting services, travel expenses, and audit, tax and accounting services:

●	Legal services increased $587,000 from $1,295,000 in the nine months ended September 30, 2019 to $1,882,000 in the same period in 2020 primarily due to $218,000 increase in fees related to legal proceedings, $243,000 increase in fees related to addressing a congressional inquiry, and $59,000 increase in promotional material compliance review to support increase in marketing programs for Mytesi, and $70,000 increase in patent related legal fees.
●	Stock-based compensation expense increased $90,000 from $1,347,000 in the nine months ended September 30, 2019 to $1,437,000 in the same period in 2020 due to an increase in the volume of option grants.
●	Other general and administrative expenses increased $1,757,000 from $2,164,000 for the nine months ended September 30, 2019 to $3,921,000 in the same period in 2020 largely due to $1,015,000 charge for Atlas trial delay penalty, an increase in Delaware state taxes of $125,000, an increase in state business and manufacturing licenses of $90,000, and $306,000 increase of D&O liability insurance.
●	Third-party consulting services fees decreased $971,000 from $1,718,000 in the nine months ended September 30, 2019 to $747,000 in the same period in 2020, due to the switch to fulltime employees instead of consultants in the Finance department.
●	Audit, tax and accounting services fees decreased $143,000 from $542,000 in the nine months ended September 30, 2019 to $399,000 in the same period in 2020, mostly due to change in the timing of services received.
●	Travel expenses decreased $144,000 from $175,000 in the nine months ended September 30, 2019 to $31,000 in the same period in 2020 as a result of the COVID-19 pandemic.

In the near term, we expect general and administrative expense to remain the same as we focus on other areas of operations. This will include efforts to grow the business without adding headcount or increasing facilities.

Settlement of Tempesta Royalty License Agreement

A royalty license agreement settlement liability decreased $640,000 in the nine months ended September 30, 2019 to zero in the same period in 2020. In October 2019, the Company and Tempesta settled the dispute, pursuant to which Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements.

Series B Convertible Preferred Stock Inducement Expense

On March 24, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement with a holder of its Series 2 warrants previously issued in the Company’s registered public offering on July 23, 2019, pursuant to which the holder agreed to exercise in cash its warrants to purchase an aggregate of 1,250,000 shares of common stock, at a reduced exercise price of $0.5227 per share for gross proceeds to the Company of approximately $653,000. As further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B convertible preferred stock from $2.00 to $0.4456, which is equal to the Minimum Price plus $0.01. The modification of the conversion price of the Series B convertible preferred shares were qualitatively considered an extinguishment and the Company followed the guidance in ASC 260-10-S99-2 and recorded an expense of $1,647,000 and derecognizing the Series B convertible preferred shares.

Impairment of Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. We recorded an impairment of $4,000,000 in the nine months ended September 30, 2019. There were no impairment charges recorded in the nine months ended September 30, 2020. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value.

Series 3 Warrants Inducement Expense

In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Warrants and inducement offer, the Company issued unregistered Series 3 Warrants to purchase 8,670,852 shares of common stock. The Series 3 Warrants have an exercise price of $0.53 per share and are exercisable beginning the earlier of (i) six months from their May 22, 2020 issuance date and (ii) receipt of the requisite Stockholder Approval (defined below), and expire five years thereafter. In addition to the fixed settlement method at $0.53 per warrant share, the Series 3 Warrants have two contingent settlement methods: (i) if at the time of exercise there is no effective registration statement, then the holders of the 8,670,852 warrants may exercise the warrants in a “cashless exercise,” under which the holders will receive the aggregate warrants less the number of warrants equal to the exercise price; or (ii) a cashless exercise feature wherein, regardless if there is an effective registration agreement, following the requisite Stockholder Approval, each such Series 3 Warrant will be exercisable into one share of common stock for no consideration (the “Alternate Cashless Exercise”).

The Series 3 Warrants were initially valued at $3,696,000 using the Black-Scholes option pricing model as follows: probability-weighted exercise price of $0.05 per share, stock price of $0.44 per share, expected life of 5.50 years, volatility of 141%, and a risk-free rate of 0.34%. The Series 3 Warrants were classified as liabilities on the Company’s condensed consolidated balance sheets.

A Special Meeting of Stockholders was held on July 21, 2020, whereupon a proposal to approve the “Alternate Cashless Exercise” settlement method for the Series 3 Warrants was approved. The Series 3 Warrants and their underlying common shares were registered per the registration statement on Form S-3 on June 5, 2020.

In July 2020, certain holders of the Series 3 Warrants agreed to exercise 7,695,500 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. Aggregate fair value of the common stock issued by the exercise of the Series 3 Warrants as of the exercise date was $5,687,000.

In August 2020, certain holders of the Series 3 Warrants agreed to exercise 552,830 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. Aggregate fair value of the common stock issued by the exercise of Series 3 Warrants as of the exercise date is $306,000.

As of September 30, 2020, the remaining Series 3 Warrants are valued at $123,000 using the Black-Scholes option pricing model with inputs as follows: probability-weighted exercise price of $0 per share, stock price of $0.29 per share, expected life of 5.14 years, volatility of 142%, and a risk-free rate of 0.28%. The Series 3 Warrants are classified as liabilities on the Company’s condensed consolidated balance sheets.

Interest Expense

Interest expense decreased $4,298,000 from $5,557,000 in the nine months ended September 30, 2019 to $1,259,000 for the same period in 2020 primarily due to interest expense incurred on the March 2019 Bridge Notes and interest expense incurred on warrants issued concurrently.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments losses increased $3,494,000 from a gain of $1,003,000 in the nine months ended September 30, 2019 to a loss of $2,491,000 for the same period in 2020 primarily due to losses incurred on the change in fair value of liability classified warrants.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased from $4,941,000 in the nine months ended September 30, 2019 to zero for the same period in 2020 is due to the following:

●	$2,558,000 extinguishment losses from exchanges of principal and related accrued interest for shares of the Company’s common stock,
●	$2,047,000 extinguishment loss from the exchange of the two outstanding Napo convertible notes for Exchange Note 1 and Exchange Note 2,
●	$336,000 extinguishment loss from paying off twenty-one Bridge Notes prior to maturity.

Deemed Dividend Attributable to Accretion of Series A Redeemable Convertible Preferred Stock

The Company recorded a deemed dividend charge of $1,332,000 in the nine months ended September 30, 2020 for the accretion of the redemption amount and carrying value of the Series A convertible preferred stock.

Deemed Dividend Attributable to Series B Preferred Stock

On the July 23, 2019 issuance date, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature of $3,876,000. Because the Company's Series B Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $3,876,000 for the accretion of the discount on the Series B Preferred Stock.

Stock Dividend Attributable to Series C Perpetual Preferred Stock

The Company recorded a $56,000 stock dividend attributable to the Series C perpetual preferred stock in the nine months ended September 30, 2020. The Series C perpetual preferred shares are entitled to receive 10% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series C perpetual preferred shares shall be payable through the Company’s issuance of Series C perpetual preferred share by delivering to each record holder the calculated number of payment-in-kind dividend shares.

Deemed Dividend Attributable to the Series 1 Warrant Modification

The Company recorded a deemed dividend of $252,000 in the nine months ended September 30, 2020 that resulted from the modification of the Series 1 Warrants in September 2019.

Deemed Dividend Attributable to Series 1, Series 2 and Bridge Warrant Holders

The Company recorded a deemed dividend of $856,000 in the nine months ended September 30, 2020 that resulted from the modification of the Series 1, Series 2 and Bridge Warrants in May 2020.

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2020 and 2019 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
	2020	2019	Variance	Variance %
(in thousands)
Product revenue	$2,773	$973	$1,800	185.0%
Total revenue	2,773	973	1,800	185.0%
Operating expenses
Cost of product revenue	784	948	(164)	(17.3)%
Research and development	1,522	1,307	215	16.4%
Sales and marketing	1,529	1,698	(169)	(10.0)%
General and administrative	4,313	3,107	1,206	38.8%
Settlement of Tempesta Royalty License Agreement	—	640	(640)	(100.0)%
Total operating expenses	8,148	7,700	448	5.8%
Loss from operations	(5,375)	(6,727)	1,352	(20.1)%
Interest expense	(581)	(1,353)	772	(57.1)%
Other income, net	194	29	165	569.0%
Change in fair value of financial instruments	(2,104)	842	(2,946)	(349.9)%
Loss on extinguishment of debt	—	(336)	336	(100.0)%
Loss before income tax	(7,866)	(7,545)	(321)	4.3%
Income tax expense	—	(10)	10	(100.0)%
Net loss and comprehensive loss	(7,866)	(7,555)	(311)	4.1%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	(349)	—	(349)	100%
Deemed dividend attributable to Series B preferred stock	—	(3,876)	3,876	(100)%
Stock dividend attributable to Series C perpetual preferred stock	(56)	—	(56)	100%
Deemed dividend attributable to the Series 1 warrant modification	—	(252)	252	(100)%
Net loss attributable to common shareholders	$(8,271)	$(11,683)	3,412	(29.2)%

Revenue

Sales and Allowances

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Gross product sales
Mytesi	$6,303	$1,897	$4,406	232.3%
Neonorm	13	16	(3)	(18.8)%
Total gross product sales	6,316	1,913	4,403	230.2%
Adjustment for product donations	—	(337)	337	(100.0)%
Medicare rebates	(588)	(99)	(489)	493.9%
Sales discounts	(2,218)	(318)	(1,900)	597.5%
Sales returns	(107)	(31)	(76)	245.2%
Wholesaler fees	(630)	(155)	(475)	306.5%
Net product sales	$2,773	$973	$1,800	185.0%

Product Revenue

Our gross product revenues were $6.3 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers. Our gross revenues from the sale of Mytesi were $6.3 million and $1.9 million in the three months ended September 30, 2020 and 2019, respectively. The increase in sales of Mytesi is due to an increase in the wholesaler demand, mostly due to the list price adjustment of Mytesi that occurred in April 2020.

Sales discounts were $2.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $1.9 million. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. Of the total sales discounts, allowances for chargebacks were $2.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. These allowances for chargebacks were approximately 33% and 16% on Mytesi gross product sales for the three months ended September 30, 2020 and 2019, respectively. The increase in allowance is mostly due to the increase in list price of Mystesi.

Animal

Our Neonorm product revenues were $13,000 and $16,000 for the three months ended September 30, 2020 and 2019, respectively. Focus on sales and marketing for Neonorm products had decreased during 2020.

Cost of Product Revenue

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Cost of Product Revenue
Material cost	$402	$576	$(174)	(30.2)%
Direct labor	154	139	15	10.8%
Distribution fees	193	252	(59)	(23.4)%
Royalties	5	(115)	120	(104.3)%
Other	30	96	(66)	(68.8)%
Total	$784	$948	$(164)	(17.3)%

Cost of product revenue decreased $164,000 from $948,000 in the three months ended September 30, 2019 to $784,000 for the same period in 2020. The decrease in cost of product revenue period over period was due to non-recurring write-off of non-conforming inventory and campaign batch cancellation fees in the three months ended September 30, 2019.

Research and Development

The following table presents the components of research and development expense for the three months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Research and Development:
Personnel and related benefits	$458	$412	$46	11.2%
Materials expense and tree planting	10	29	(19)	(65.5)%
Travel, other expenses	1	48	(47)	(97.9)%
Clinical and contract manufacturing	398	273	125	45.8%
Stock-based compensation	175	333	(158)	(47.4)%
Other	480	212	268	126.4%
Total	$1,522	$1,307	$215	16.4%

Research and development expense increased $215,000 from $1,307,000 in the three months ended
September 30, 2019 to $1,522,000 for the three months ended September 30, 2020 due primarily to:

●	Clinical and contract manufacturing expense increased $125,000 from $273,000 in the three months ended September 30, 2019 to $398,000 in the same period in 2020 primarily due to increase in contract manufacturing costs for enhanced manufacturing process improvements.
●	Other expenses, consisting primarily of consulting, formulation and regulatory fees, increased $268,000 from $212,000 in the three months ended September 30, 2019 to $480,000 in the same period in 2020. Consulting expenses increased due to an increase in clinical trial consultants, which is consistent with the increased activity in development of multiple follow‑on indications for Mytesi. Direct R&D testing costs increased due to an increase in R&D work.
●	Stock-based compensation expense decreased $158,000 from $333,000 in the three months ended September 30, 2019 to $175,000 in the same period in 2020 due to higher prior year expense incurred for options granted with upfront vesting to existing employees

We expect research and development expense to increase due to the pivotal Phase 3 clinical trial for cancer-therapy related diarrhea that commenced in the third quarter of 2020.

Sales and Marketing

The following table presents the components of sales and marketing expense for the three months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$812	$1,002	$(190)	(19.0)%
Stock-based compensation	54	41	13	31.7%
Direct marketing fees and expense	512	467	45	9.6%
Other	151	188	(37)	(19.7)%
Total	$1,529	$1,698	$(169)	(10.0)%

Sales and marketing expense decreased $169,000 from $1,698,000 in the three months ended
September 30, 2019 to $1,529,000 for the three months ended September 30, 2020. The components of S&M expense for the years ended are:

●	Personnel and related benefits decreased $190,000 from $1,002,000 in the three months ended
September 30, 2019 to $812,000 in the same period in 2020 due to sales force reduction and reduced travel as a result of the COVID-19 pandemic.

General and Administrative

The following table presents the components of general and administrative expense for the three months ended September 30, 2020 and 2019 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Variance	Variance %
General and Administrative:
Personnel and related benefits	$452	$474	$(22)	(4.6)%
Audit, tax and accounting services	127	181	(54)	(29.8)%
Third-party consulting services	171	414	(243)	(58.7)%
Legal services	497	181	316	174.6%
Travel, other expenses	5	76	(71)	(93.4)%
Stock-based compensation	446	736	(290)	(39.4)%
Rent and lease expense	220	153	67	43.8%
Public company expense	384	248	136	54.8%
Other	2,011	644	1,367	212.3%
Total	$4,313	$3,107	$1,206	38.8%

General and administrative expenses increased $1,206,000 from $3,107,000 in the three months ended September 30, 2019 to $4,313,000 for the same period in 2020 primarily due to increases in legal services, public company expense, and other expenses, partially offset by a decrease in third-party consulting services and stock-based compensation:

●	Legal services increased $316,000 from $181,000 in the three months ended September 30, 2019 to $497,000 in the same period in 2020 primarily due to a $93,000 increase in fees related to addressing a congressional inquiry, $81,000 increase in fees related to timing of patent license fees, $217,000 increase in public company and financing related legal services, partially offset by $57,000 decrease in fees related to legal proceedings.

●	Public company expense increased $136,000 from $248,000 in the three months ended September 30, 2019 to $384,000 in the three months ended September 30, 2020 due to increased spend on communication and public affairs.
●	Other general and administrative expenses increased $1,367,000 from $644,000 for the three months ended September 30, 2019 to $2,011,000 in the same period in 2020 largely due to $1,015,000 charge for Atlas trial delay penalty, $27,000 increase of Delaware state taxes, and $142,000 increase of D&O liability insurance.
●	Third-party consulting services decreased $243,000 from $414,000 in the three months ended September 30, 2019 to $171,000 in the same period in 2020, due to the switch to fulltime employees instead of consultants in the Finance department.
●	Stock-based compensation expense decreased $290,000 from $736,000 in the three months ended September 30, 2019 to $446,000 in the same period in 2020 due to higher prior year expense incurred for options granted with upfront vesting to existing employees.

In the near term, we expect general and administrative expense to remain the same as we focus on other areas of operations. This will include efforts to grow the business without adding headcount or increasing facilities.

Settlement of Tempesta Royalty License Agreement

A royalty license agreement settlement liability decreased $640,000 from $640,000 in the three months ended September 30, 2019 to zero in the same period in 2020. In October 2019, the Company and Tempesta settled the dispute, pursuant to which Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements.

Interest Expense

Interest expense decreased $772,000 from $1,353,000 in the three months ended September 30, 2019 to $581,000 for the same period in 2020 primarily due to interest expense incurred on the March 2019 Bridge Notes and interest expense incurred on warrants issued concurrently.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments losses increased $2,946,000 from a gain of $842,000 in the three months ended September 30, 2019 to a loss of $2,104,000 for the same period in 2020 primarily due to losses incurred on the change in fair value of liability classified warrants.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased from $336,000 in the three months ended September 30, 2019 to zero for the same period in 2020 is due to the following:

●	$336,000 extinguishment loss from paying off twenty-one Bridge Notes prior to maturity.

Deemed Dividend Attributable to Accretion of Series A Redeemable Convertible Preferred Stock

The Company recorded a deemed dividend charge of $349,000 in the three months ended September 30, 2020 for the accretion of the redemption amount and carrying value of the Series A convertible preferred stock.

Deemed Dividend Attributable to Series B Preferred Stock

On the July 23, 2019 issuance date, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature of $3,876,000. Because the Company's Series B Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $3,876,000 for the accretion of the discount on the Series B Preferred Stock.

Stock Dividend Attributable to Series C Perpetual Preferred Stock

The Company recorded a $56,000 stock dividend attributable to the Series C perpetual preferred stock in the three months ended September 30, 2020. The Series C perpetual preferred shares are entitled to receive 10% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series C perpetual preferred shares shall be payable through the Company’s issuance of Series C perpetual preferred share by delivering to each record holder the calculated number of payment-in-kind dividend shares.

Deemed Dividend Attributable to the Series 1 Warrant Modification

The Company recorded a deemed dividend of $252,000 in the three months ended September 30, 2020 that resulted from the modification of the Series 1 Warrants in September 2019.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2020 and 2019, we had net losses of $25.0 million and $32.6 million, respectively. We expect to incur additional losses in the near-term future. At September 30, 2020, we had an accumulated deficit of $158.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $1.3 million as of September 30, 2020. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. Our independent registered public accounting firm has included an explanatory paragraph in its audit report included in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding our assessment of substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Our funding activities in the nine months ended September 30, 2020 were as follows:

●	On February 24, 2020, the Company entered into a warrant exercise agreement with a holder of Series 1 Warrants previously issued in the Company’s registered public offering on July 23, 2019 and its warrants previously issued in private placements in March through June of 2019 (“Bridge Warrants”), pursuant to which the Holder agreed to exercise in cash its warrants to purchase an aggregate of 458,022 shares of the Company’s common stock, par value $0.0001 per share, at a reduced exercise price of $0.692 per share, which is the Minimum Price (as defined under Nasdaq Listing Rule 5635(d)) as of the date of such Exercise Agreement, for gross proceeds to the Company of approximately $317,000.
●	On March 4, 2020, entered into a royalty interest purchase agreement with Iliad Research and Trading, L.P., a Utah limited partnership affiliated with Chicago Venture Partners, pursuant to which the Company sold a royalty interest entitling Purchaser to receive $500,000 of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $350,000.

●	On March 5, 2020, the Company entered into a warrant exercise agreement with a holder of Series 2 Warrants previously issued in registered public offering on July 23, 2019, pursuant to which the Holder agreed to exercise in cash its warrants to purchase an aggregate of 90,940 shares of the Company’s common stock, par value $0.0001 per share, at a reduced exercise price of $0.605 per share, which is the Minimum Price (as defined under Nasdaq Listing Rule 5635(d)) as of the date of such Exercise Agreement, for gross proceeds to the Company of approximately $55,000.
●	On March 23, 2020, the Company entered into a Private Investment in Public Equity (“PIPE”) with certain investors, pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 1,714,283 unregistered shares for an aggregate purchase price of approximately $719,000.
●	On March 24, 2020, Jaguar and Ionic Ventures LLC (“Ionic”) entered into a Warrant Exercise and Preferred Stock Amendment Agreement with a holder of Series 2 Warrants previously issued in the Company’s registered public offering on July 23, 2019, pursuant to which the Holder agreed to exercise in cash its warrants to purchase an aggregate of 1,250,000 shares of common stock, at a reduced exercise price of $0.5227 per share, which is a 20% premium to the Minimum Price (as defined under Nasdaq Listing Rule 5635(d)) as of the date of such Amendment Agreement, for gross proceeds of approximately $653,000. As further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B convertible preferred stock from $2.00 to $0.4456, which is equal to the Minimum Price plus $0.01.
●	On May 12, 2020, the Company entered into an accounts receivable purchase agreement (“Purchase Agreement”) with Oasis Capital, pursuant to which Oasis Capital may from time to time in its discretion purchase accounts receivable of the Company on a recourse basis at a purchase price equal to 37.5% of the face amount of each of the purchased accounts. Under the terms of the Purchase Agreement, Oasis Capital initially purchased certain accounts receivable with a face amount of $2,754,000 for a purchase price of $1,032,000.
●	On May 22, 2020, the Company entered into warrant exercise inducement offer letters with certain holders of Series 1 Warrants, Series 2 Warrants, and Bridge Warrants (“Exercising Holders”) pursuant to which such holders agreed to exercise for cash Series 1 Warrants to purchase 4,572,040 shares of common stock, Series 2 Warrants to purchase 4,005,062 shares of common stock, and Bridge Warrants to purchase 93,750 shares of common stock in exchange for the Company’s agreement to issue new Series 3 Warrants to purchase up to 8,670,852 shares of common stock (“Series 3 Warrants”) to such holders as an inducement for the exercise of the Series 1 Warrants, Series 2 Warrants and Bridge Warrants by such holders ( “Warrant Exercise Transaction”). The Company received aggregate gross proceeds of $4.25 million from the exercise of the Original Warrants and the Bridge Warrants by such holders.
●	On June 29, 2020, the Company entered into an amendment to the accounts receivable purchase agreement with Oasis Capital pursuant to which Oasis Capital purchased certain accounts receivable with a face amount of $2,859,000 for a purchase price of $1,215,000.
●	In July and August 2020, the Company received proceeds of $566,000 from holders of Series 1 Warrants, Series 2 Warrants, and Bridge Warrants who exercised warrants to purchase 1,154,266 shares of common stock.
●	On August 13, 2020, the Company entered into an amendment to the accounts receivable purchase agreement with Oasis Capital pursuant to which Oasis Capital purchased certain accounts receivable with a face amount of $3,153,000 for a purchase price of $1,335,000.

●	On September 9, 2020, the Company entered into an amendment to the accounts receivable purchase agreement with Oasis Capital pursuant to which Oasis Capital purchased certain accounts receivable with a face amount of $2,330,000 for a purchase price of $985,000.

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

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended
September 30, 2019

The following table shows a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Total cash used in operating activities	$(11,217)	$(17,317)
Total cash used in investing activities	(7)	—
Total cash provided by financing activities	8,690	16,819
Net decrease in cash	$(2,534)	$(498)

Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities of $11,217,000 resulted from our net loss of $25,040,000 adjusted by an increase in fair value of financial instruments of $2,491,000, expense on modifications of warrants of $86,000, depreciation and amortization expenses of $1,296,000, amortization of debt discounts and debt issuance costs of $693,000, stock-based compensation of $2,184,000, other stock payments of $1,025,000, amortization of operating lease right-of-use assets of $553,000, inducement charge of $1,647,000 on the modification of Series B convertible preferred shares, $3,696,000 charge for Series 3 Warrants issued as an inducement to exercise equity-classified Series 1, Series 2 and Bridge warrants, loss on assignment of receivables of $30,000, and changes in operating assets and liabilities of $122,000.

During the nine months ended September 30, 2019, net cash used in operating activities of $17,317,000 resulted from our net loss of $32,580,000 adjusted for an impairment charge of $4,000,000 associated with our indefinite-lived intangible assets, reduction in the fair value of warrants, conversion option and derivative liability of $1,003,000, amortization of debt discounts and debt issuance costs of $5,032,000, stock-based compensation of $1,983,000, depreciation and amortization expenses of $1,305,000, amortization of operating lease right-of-use assets of $554,000, loss on the extinguishment of debt of $4,941,000 and of changes in operating assets and liabilities of $1,549,000.

Cash Used in Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $7,000. During the nine months ended September 30, 2019 no cash was used in investing activities.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities of $8,690,000 consisted of $668,000 in net proceeds received from 1,714,283 shares of common stock issued via a PIPE financing, $350,000 in net proceeds received from issuance of a note payable, $776,000 in insurance premium financings, $4,542,000 received from borrowings secured by the Company’s trade receivables, $5,676,000 in net proceeds received from 12,356,395 shares of common stock issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, and $10,000 in net proceeds received from issuance of other shares of common stock, offset by $3,140,000 in principal payments of the note payable and secured borrowings, $185,000 in issuance costs from shares issued as part of the underwriter settlement agreement, and $7,000 other payments of issuance costs.

During the nine months ended September 30, 2019, net cash provided by financing activities of $16,819,000 consisted of $2,603,000 in net proceeds received from 195,319 shares of common stock issued to Oasis Capital via an option to increase the equity line of credit, $266,000 in net proceeds received from 19,019 shares issued in a registered direct public offering to Oasis Capital, $14,050,000 in net proceeds received from the July 2019 public offering, offset by $100,000 in repayments of notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our annual financial statements for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting related to staff turnover in our accounting department. We did not maintain a sufficient complement of internal personnel with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements. We relied on outside consulting technical experts and did not maintain adequate internal qualified personnel to properly supervise and review the information provided by the outside consulting technical experts to ensure certain significant complex transactions and technical matters were properly accounted for. In addition, we identified inadequate internal technical staffing levels and expertise to properly supervise and review the information of the outside consulting technical experts to properly apply ASC 815-40 for liability classification of certain warrants and ASC 470-50 and ASC 470-60 to properly reflect the accounting impact to multiple modifications of the Company’s debt instruments. We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have adequate policies and procedures in place to ensure the timely, effective review of compliance with contractual covenants in certain financial instruments. This material weakness has not been remediated as of September 30, 2020.

In connection with preparation of our interim financial statements for the three months ended September 30, 2020, we identified a material weakness in our internal control over financial reporting related to our financial statement preparation and review process. The primary factors contributing to the material weaknesses were as follows:

●	We did not have adequate policies and procedures in place to ensure the timely and effective preparation and review of the financial statements.
●	We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting.

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

Internal Control over Financial Reporting

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of material weaknesses in the design of our internal controls over financial reporting relating (i) to staff turnover in our accounting department, and (ii) to inadequate policies and procedures in place to ensure the timely and effective preparation and review of the financial statements.

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

On October 3, 2017, Plaintiff filed a motion seeking appointment as lead plaintiff and appointment of Monteverde & Associates PC as lead counsel. That motion was granted. Plaintiff filed an amended complaint against the Company and the United States-based director Defendants on January 10, 2018. The Defendants filed a motion to dismiss on March 12, 2018, for which oral arguments were held on June 14, 2018. The court dismissed the amended complaint on September 20, 2018. Plaintiff was entitled to amend that complaint within 20 days from the date of dismissal. On October 10, 2018, Plaintiff filed a second amended complaint to focus on the Company’s commercial strategy in support of Equilevia and the related disclosure statements in the Form S-4 described above. On November 6, 2018, the Defendants moved to dismiss the second amended complaint. The Defendants argued in their motion that the second amended complaint failed to state a claim upon which relief can be granted because the omissions and misrepresentations alleged in the complaint were immaterial as a matter of law. The court denied the Defendants’ motion to dismiss on June 28, 2019. The Company answered the second amended complaint on August 2, 2019; the answer denied the material allegations of the second amended complaint.

Following the exchange of documents, the parties engaged in a mediation. As a result of the mediation process, the parties have agreed in principle to a payment of $2,600,000 to members of a settlement class consisting of all record and beneficial holders of Jaguar Animal Health, Inc. common stock who purchased, sold, or held such stock during the period from and including June 30, 2017 through and including July 31, 2017, the date the Merger closed, including any and all of their respective predecessors, successors, trustees, executors, administrators, estates, legal representatives, heirs, assigns and transferees (the “Settlement Class”). The following persons are excluded from the Settlement Class: (a) defendants; (b) members of the immediate families of each defendant; (c) any entity in which any defendant has a controlling interest; (d) the legal representatives, heirs, successors, administrators, executors, and assigns of each defendant; and (e) any persons or entities who properly exclude themselves by filing a valid and timely request for exclusion.

The proposed settlement will not become effective unless and until it is approved by the district court, subject to rulings upon any objections and any appeals to the court of appeals. Assuming that the proposed settlement is approved by the district court and becomes effective, the settlement consideration will be paid by the Company’s directors and officers liability insurer.

May 2020 Letter from the Committee on Oversight and Reform of the U.S. House of Representatives

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

To date, we have been able to continue the supply of Mytesi to our customer. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customer may affect our ability to supply Mytesi. Furthermore, our ability and that of our third-party contract research organizations (“CRO”) to provide future research and development ("R&D") services will continue to be disrupted as a result of local shelter-in-place orders and any disruptions or delays in operations with whom we collaborate. We are unable to fully determine and quantify the extent to which delays in our R&D projects will be affected by the COVID-19 pandemic. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our product sales, expenses, and manufacturing.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

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

Substantially all of our revenue for recent periods has been received from a single customer.

Substantially all of our revenue has been derived from one customer. Except for the shelter-in-place mandate, we have not been made aware by our customer if they have experienced other issues arising due to COVID-19 that may materially impact our financial condition, liquidity or results of operations. We will continue to have dialogues with our customer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than equity securities issued in transactions disclosed on our Current Reports on Form 8-K filed with the SEC on September 2, 2020 and September 28, 2020, there were no unregistered sales of equity securities during the period.

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

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed September 2, 2020, File No. 001-36714).

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series D Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K of Jaguar Health, Inc. filed September 2, 2020, File No. 001-36714).

3.7

Certificate of Retirement of Series A Convertible Participating Preferred Stock, Series B Convertible Preferred Stock and Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed September 9, 2020, File No. 001-36714).

4.1

Global Amendment, dated September 1, 2020, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health filed September 2, 2020, File No. 001-36714).

10.1

First Amendment to Royalty Interest Purchase Agreement and Related Documents, dated July 10, 2020, by and between Jaguar Health, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 14, 2020, File No. 001-36714).

10.2

Exchange Agreement, dated September 1, 2020, by and between Jaguar Health, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed September 2, 2020, File No. 001-36714).

10.3

Stock Plan Agreement for Payment of Consulting Services, dated September 1, 2020, by and between Jaguar Health, Inc. and Sagard Capital Partners Management Corp. (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed September 2, 2020, File No. 001-36714).

10.4*#	Office Sublease Agreement, dated August 31, 2020, by and between Jaguar Health, Inc. and Peacock Construction, Inc.
10.5*	Consent to Sublease Agreement, dated August 31, 2020, by and among M&E, LLC, Jaguar Health, Inc., and Peacock Construction, Inc.
10.6*#	Manufacturing and Supply Agreement, dated September 3, 2020, by and between Glenmark Life Sciences Limited and Napo Pharmaceuticals, Inc.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

#

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2020
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer