Form 10-Q
period 2021-03-31
Jaguar Health, Inc.
filed 2021-05-17
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Emerging growth company ◻

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

As of May 6, 2021 there were 137,318,263 shares of voting common stock, par value $0.0001 per share, outstanding, 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 2,020 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets	(unaudited)
Current assets:
Cash	$32,250	$8,090
Accounts receivable	5,897	2,098
Accounts receivable - pledged	—	2,434
Other receivable	30	28
Inventory	2,821	2,782
Prepaid expenses and other current assets	3,106	2,360
Total current assets	44,104	17,792
Property and equipment, net	674	677
Intangible assets, net	23,916	24,337
Other assets	19	37
Total assets	$68,713	$42,843

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$4,740	$4,759
Accrued liabilities	6,409	4,493
Warrant liability	12	179
Notes payable, net of discount, current	1,431	3,789
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Total current liabilities	12,592	13,220
Notes payable, net of current portion (includes hybrid instrument designated at FVO amounting to $6.5 million and zero as of March 31, 2021 and December 31, 2020, respectively)	24,230	12,421
Total liabilities	36,822	25,641

Commitments and contingencies (See Note 6)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 127,906,558 and 114,022,368 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13	11
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; 2,120,786 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	210,786	184,090
Accumulated deficit	(178,908)	(166,899)
Total stockholders' equity	31,891	17,202
Total liabilities, convertible preferred stock and stockholders' equity	$68,713	$42,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Product revenue	$1,241	$869
Operating expenses
Cost of product revenue	583	676
Research and development	2,414	1,582
Sales and marketing	2,139	1,469
General and administrative	3,409	3,149
Series 3 warrants inducement expense	1,462	—
Series B convertible preferred stock inducement expense	—	1,647
Total operating expenses	10,007	8,523
Loss from operations	(8,766)	(7,654)
Interest expense	(1,901)	(199)
Loss on extinguishment of debt	(753)	—
Change in fair value of financial instruments and hybrid instrument designated at FVO	(599)	(1)
Other income (expense), net	10	(82)
Loss before income tax	(12,009)	(7,936)
Income tax expense	—	—
Net loss	(12,009)	(7,936)
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(480)
Net loss attributable to common shareholders	$(12,009)	$(8,416)
Net loss per share, basic and diluted	$(0.10)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	125,416,228	15,141,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A		Series B		Series B-2
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2021	—	$—	—	$—	—	$—	114,022,368	$11	2,120,786	$—	$184,090	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	—	—	—	—	—	—	4,150,600	1	—	—	2,033	—	2,034
Shares issued in PIPE financing	—	—	—	—	—	—	1,250,000	—	—	—	975	—	975
Shares issued in At the Market offering, net of issuance and offering costs of $311	—	—	—	—	—	—	2,009,554	—	—	—	5,365	—	5,365
Shares issued in registered public offering, net of issuance and offering costs of $1,602	—	—	—	—	—	—	4,437,870	1	—	—	13,397	—	13,398
Shares issued in extinguishment of Exchange Note 2	—	—	—	—	—	—	1,413,606	—	—	—	2,516	—	2,516
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	620,750	—	—	—	1,776	—	1,776
Shares issued on conversion of Napo merger common shares	—	—	—	—	—	—	1,810	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	634	—	634
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,009)	(12,009)
Balances as of March 31, 2021	—	$—	—	$—	—	$—	127,906,558	$13	2,120,786	$—	$210,786	$(178,908)	$31,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Series A		Series B		Series B-2
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2020	5,524,926	$9,895	1,971	$476	10,165	$1,236	14,273,061	$1	40,301,237	$4	$142,046	$(133,090)	$10,673
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants	—	—	—	—	—	—	548,962	—	—	—	392	—	392
Shares issued on exercise of Series 2 warrants and inducement offer conversion of Series B-1 convertible preferred stock	—	—	—	—	—	—	1,250,000	1	—	—	2,340	—	2,341
Shares issued in PIPE financing, net of issuance costs of $51	—	—	—	—	—	—	1,714,283	—	—	—	668	—	668
Underwriter settlement offering cost	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)
Shares issued on conversion of Series B-2 convertible preferred stock	—	—	—	—	(2,631)	(320)	499,890	—	—	—	320	—	—
Accretion to redemption value of redeemable preferred stock	—	480	—	—	—	—	—	—	—	—	(480)	—	(480)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	760	—	760
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,936)	(7,936)
Balances as of March 31, 2020	5,524,926	$10,375	1,971	$476	7,534	$916	18,286,196	$2	40,301,237	$4	$145,861	$(141,026)	$6,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(12,009)	$(7,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Series 3 warrants inducement expense	1,462	—
Amortization of debt issuance costs and debt discount and non-cash interest expense	1,198	14
Loss on extinguishment of debt	753	—
Stock-based compensation	634	760
Change in fair value of financial instruments and hybrid instrument designated at FVO	599	(1)
Depreciation and amortization expense	431	432
Derecognition of debt discount on settlement of receivables secured borrowing	49	—
Amortization of operating lease right-of-use-assets	—	191
Expense on modification of warrants	—	85
Series B convertible preferred stock inducement expense	—	1,647
Changes in assets and liabilities
Accounts receivable	(1,365)	609
Other receivable	(2)	(1)
Inventory	(39)	(575)
Prepaid expenses and other current assets	(649)	189
Other non-current assets	18	27
Operating lease liabilities	—	(119)
Accounts payable	(113)	191
Accrued expenses	2,325	191
Total cash used in operating activities	(6,708)	(4,296)
Cash flows from investing activities
Purchase of equipment	—	(7)
Total cash used in investing activity	—	(7)
Cash flows from financing activities
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $1,514	13,486	—
Proceeds from issuance of notes payable, net of issuance costs of $50	10,975	350
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $311	5,365	—
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants	2,034	1,025
Repayment of receivables secured borrowing	(1,822)	—
Proceeds from issuance of shares in PIPE financing, net of $51 issuance costs in 2020	975	698
Repayment of insurance premium financing	(95)	—
Repayment of notes payable	(50)	(50)
Total cash provided by financing activities	30,868	2,023
Net increase (decrease) in cash and restricted cash	24,160	(2,280)
Cash and restricted cash at beginning of period	8,090	3,883
Cash and restricted cash at end of period	$32,250	$1,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Supplemental schedule of cash flow information
Cash paid for interest	$6	$6
Supplemental schedule of non-cash financing and investing activities
Shares issued in extinguishment of Exchange Note 2	$2,516	$—
Shares issued on exercise of Series 3 warrants	$1,776	$—
Umbrella insurance financing	$98	$—
Offering costs included in accounts payable and accrued expenses	$88	$240
Purchase of equipment	$6	—
Accretion to redemption value of Series A contingently redeemable convertible preferred stock	$—	$480
Conversion of Series B-2 convertible preferred stock into common stock	$—	$320

Cash and Restricted Cash:
Cash	$32,250	$1,215
Restricted cash	—	388
Total cash and restricted cash	$32,250	$1,603

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

On March 15, 2021, the Company established Napo EU S.p.A (“Napo EU”) in Italy as a subsidiary of Napo. Napo EU will serve as the foundation of the Company’s efforts to address the growing burden particularly in Europe – of the inflammatory diarrhea associated with long-hauler syndrome in the post COVID-19 patient population. Napo EU is located in Milan, which is also the headquarters of the Company’s secondary supplier of Crofelemer, Indena S.p.A.

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

As the Company consistently reached a closing bid price of above $1.00 in 2021, on January 21, 2021, the Company received a letter from the Nasdaq Office of General Counsel that the Company has regained compliance with the bid price and warrant concerns, as required by the Hearings Panel decision dated October 28, 2020. Accordingly, the Hearings Panel has determined to continue the listing of the Company’s securities on Nasdaq and is closing this matter.

Liquidity

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $178.9 million as of March 31, 2021. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations.

As of the issuance date of the unaudited condensed consolidated financial statements, the Company has cash of $35.0 million. Based on the Company’s current operating plan and forecasted operations, management believes that existing cash will be sufficient to fund the Company’s obligations for at least 12 months after these unaudited condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending
December 31, 2021, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended

December 31, 2020 which was filed to SEC on March 31, 2021.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, changes in convertible preferred stock and stockholders' equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, valuation of hybrid instruments designated at fair value option (“FVO”), valuation of warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended March 31, 2021, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

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

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. Accounts receivable is written off when it has been outstanding for two years or earlier when collection efforts have ceased. Prior to that, the Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2021 and 2020.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three months ended March 31, 2021 and 2020, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three months ended March 31, 2021, the Company earned Mytesi revenue primarily from two pharmaceutical distributors located in the United States. For the three months ended
March 31, 2020, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2021	2020
Customer 1	86%	96%
Customer 2	10%	—%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of
March 31, 2021 and December 31, 2020, one customer comprised 92% and 95% of total accounts receivable, respectively.

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer, both for the supply of the active pharmaceutical ingredient in Mytesi, as well as for the supply of finished products for commercialization.

Fair Value

The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, warrant liabilities, equity-linked financial instruments and debt. The recorded carrying amounts of accounts receivable, accounts payable and accrued liabilities reflect their fair value due to their short-term nature. Other financial liabilities are initially recorded at fair value, and subsequently measured at either fair value or amortized cost using the effective interest method. See Note 3 for the fair value measurements.

Fair Value Option

ASC 825-10, Financial Instruments, provides FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount.

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

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three months ended March 31, 2021 and 2020.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases.

The Company elected not to separate nonlease components from lease components and instead accounts for each separate lease component and the nonlease components associated with that lease component as a single lease component.

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

Operating Lease

The Company had a non-cancelable operating lease with CA-Mission Street Limited Partnership for its offices in San Francisco, California, through September 30, 2020. The lease agreement called for monthly base rents between $38,000 and $41,000 over the term of the lease. The lease agreement was not renewed upon expiration.

The Company entered into a sublease agreement with Peacock Construction Inc., a California corporation, for office space located in San Francisco, California. The term of the sublease began on August 31, 2020 and will expire on May 31, 2021, unless earlier terminated in accordance with the contract. The rent under the sublease is $15,000 per month beginning October 1, 2020, which includes operating expenses and taxes. On October 1, 2020, the Company transitioned its operations from its existing premises to the sublease premises, which the Company expects will serve as its principal administrative headquarters.

In April 2021, The Company entered into a new office lease agreement (see Note 14).

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Contracts – Cardinal Health

Effective January 16, 2019, the Company engaged Cardinal Health as its exclusive third-party logistics distribution agent for commercial sales of the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, Electronic Data Interchange (“EDI”) and system access support (the “Exclusive Distribution Agreement”).

In addition to the terms and conditions of the Exclusive Distribution Agreement, Cardinal Health’s purchase of products, and assumption of title therein, is set forth in the Title Model Addendum. The Title Model Addendum states that upon receipt of product at the 3PL Facility (Cardinal Health in La Vergne, Tennessee) from the Company, title and risk of loss for the Mytesi product purchased by Cardinal Health (excluding consigned inventory) shall pass to Cardinal Health, and title and risk of loss for consigned inventory shall remain with the Company until purchased by Cardinal Health in accordance with the Title Model Addendum. The Company considers Cardinal Health the Company’s exclusive customer for Mytesi products per the Exclusive Distribution Agreement.

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

Performance obligations

For animal products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance type warranties that do not represent a performance obligation. For the Company’s human product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to Cardinal Health, the Company’s exclusive distributor for the product, based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement.

Transaction price

For contracts with Cardinal Health, for the Company, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi and Neonorm is the Wholesaler Acquisition Cost (“WAC”), net of discounts, returns, and price adjustments.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $729,000 and $835,000 for the three months ended March 31, 2021 and 2020, respectively.

Animal

The Company recognized Neonorm revenues of $33,000 and $34,000 for the three months ended
March 31, 2021 and 2020, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as its third-party logistics distribution agent for commercial sales of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products to the private company’s specialty pharmacies, through a designated wholesaler, in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes (“NDCs”) of Mytesi.

Performance obligations

The single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies, based on specified payment and shipping terms as outlined in the Specialty Product Distribution Agreement.

Transaction price

For contracts with the private company, for the Company, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the WAC, net of estimated discounts, returns, and price adjustments.

Allocate transaction price

For contracts with the private company, for the Company, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with the private company, for the Company, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $479,000 and zero for the three months ended March 31, 2021 and 2020, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three months ended March 31, 2021 and 2020.

Modifications to Liability-classified Instruments

In the three months ended March 31, 2021, the Company amended the terms of its Exchange Note 2 (see Note 7). In accounting for debt modifications and exchange transactions, it is the Company’s policy to first determine whether it qualifies as a troubled debt restructuring (“TDR”) pursuant to the guidance provided in ASC 470-60. A debt modification or exchange transaction that is not within the scope of the ASC 470-60 is accounted for under ASC 470-50 to determine if the transaction is a mere modification or an extinguishment.

The Company did not modify any liability-classified instrument for the three months ended March 31, 2020.

Modifications to Equity-classified Instruments

In the three months ended March 31, 2020, the Company modified certain equity-classified warrants (see Note 8). It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the statements of operations to the extent the modified instrument has a higher fair value; however, in certain circumstances, such as when an entire class of warrants are modified, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the warrant modification.

In the three months ended March 31, 2020, the Company modified the terms of its Series B convertible preferred stock (see Note 9). For amendments to preferred stock, it is the Company’s policy to measure the impact by analogy to ASC 470-50 in determining if such an amendment is an extinguishment or a modification. If the amendment results in an extinguishment, the Company follows the SEC staff guidance in ASC 260-10-S99-2 and ASC 470-20. If the amendment results in a modification, the Company follows the model in either ASC 718 or ASC 470-50, depending on the nature of the amendment.

The Company did not modify any equity-classified instrument for the three months ended March 31, 2021.

Stock-based Compensation

The Company's stock incentive plans (see Note 11) provide for the grant of stock options, restricted stock and restricted stock unit awards. The Company measures stock awards granted to employees, non-employees and directors at fair value on the date of grant and recognizes the corresponding compensation expense of the awards, net of estimated forfeiture over the requisite service periods, which correspond to the vesting periods of the awards. The Company issues stock awards with only service-based vesting conditions, and records compensation expense for these awards using the straight-line method.

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

The Company has adopted the provisions of ASC 740, Income Taxes Related to Uncertain Tax Positions. Under these principals, tax positions are evaluated in a two-step process. The Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Comprehensive Loss

For all periods presented, the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying unaudited condensed consolidated financial statements.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2021 and 2020.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard also removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options – a consensus of the FASB Emerging Issues Task Force. The ASU provides a “principles-based framework to determine whether an issue should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in the update is effective for all entities for fiscal years beginning January 1, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

Reclassification of Prior Period Presentation

Certain prior period amounts of cash flows from financing activities in the unaudited condensed consolidated statements of cash flows have been reclassified within the same category of cash flow activity to be consistent with the current period presentation. There were no reclassifications to other categories of cash flow activity and that the reclassification did not impact the profit or loss during the prior period.

3. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$12	$12
Streeterville note	—	—	6,452	6,452
Total fair value	$—	$—	$6,464	$6,464

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$179	$179
Total fair value	$—	$—	$179	$179

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Three Months Ended
	March 31, 2021
	(unaudited)
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$179	$—
Additions	1,462	6,000
Exercises	(1,776)	—
Change in fair value	147	452
Ending fair value of Level 3 liability	$12	$6,452

Warrant Liability

The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants and the May 2020 Series 3 Warrants, which, at March 31, 2021, were valued at zero, $12,000 and zero respectively, in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability activity for the year ended December 31, 2020 were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants and the May 2020 Series 3 Warrants, which, at
December 31, 2020 were valued at zero, $4,000, and $175,000, respectively in the Company’s consolidated balance sheet.

The November 2016 Series A Warrants

The Series A warrant valuation of zero at March 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.80, a strike price of $787.50 per share, an expected term of 1.16 years, volatility of 184% and a risk-free discount rate of 0.16%. The Series A warrant valuation of zero at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $787.50 per share, an expected term of 1.41 years, volatility of 148% and a risk-free discount rate of 0.13%. The change in fair value of the warrants for the three months ended March 31, 2021 was zero.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of $12,000 at March 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.80, a strike price of $52.50 per share, an expected term of 2.50 years, volatility of 169% and a risk-free discount rate of 0.35%. The October 2018 Underwriter Warrants valuation of $4,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $52.50 per share, an expected term of 2.76 years, volatility of 156% and a risk-free discount rate of 0.17%. The net increase in the fair value of the warrants of $8,000 for the three months ended March 31, 2021, was recorded as a loss in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of March 31, 2021. The May 2020 Series 3 Warrants valuation of $175,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $0.00 per share, an expected term of 4.89 years, volatility of 142% and a risk-free discount rate of 0.36%. In January 2021, an investor received 406,250 Series 3 Warrants for the exercise of 406,250 2019 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. The fair value of these Series 3 Warrants was $1.5 million on the issuance date. For the three months ended March 31, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 620,750 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million. The net increase in the fair value of the warrants of $139,000 for the three months ended March 31, 2021 was recorded as a loss in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of March 31, 2021 amounting to $6.0 million and $6.5 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note were determined using comparison of various effective yields on bonds as of the valuation date.
●	Market indications for vouchers, which affects the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”).
●	Weighted probability of cash outflows was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2021	2020	to fair value
Risk Adjusted Discount Rate	6.56% - 22% (21.09%)	N/A	Lower and higher discount rate (+/- 100 basis points) would insignificantly affect the amount of FV.
Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100.0 million)	N/A

If expected cash flows by management considered the lowest amount of market indications for vouchers, FV would have decreased by $954,000.

If expected cash flows by management considered the highest amount of market indications for vouchers, FV would have increased by $7.3 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.39% - 39.78%	N/A

If expected cash flows by management considered the scenario with the least amount of indicated value, FV would have decreased by $211,000.

If expected cash flows by management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.0 million.

Fair Value Option

Beginning January 1, 2021, the Company elected to apply the FVO accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and to simplify the accounting model applied to those financial instruments. The Company elected to apply FVO accounting to the entire class of hybrid instruments, including structured notes, of which there are assessed embedded derivatives that would be eligible for bifurcation. Changes in the fair value of FVO assets and liabilities as well as the mark-to-market adjustment on the entire class of hybrid instruments, including derivatives and the net realized gains or losses on these instruments are reported in change in fair value of financial instruments in the unaudited condensed consolidated statements of operations. As of March 31, 2021, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive income (loss).

Hybrid Instruments

The Company elected to apply FVO accounting to all of the hybrid instruments issued, including structured notes. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The Company determined and performed the valuations of the hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instrument and the related derivatives. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interest on the interest-bearing portion of the instrument that is held to maturity is aggregated as gain (loss) on instruments designated at fair value and related derivatives in the change in fair value of financial instruments and hybrid instruments designated at FVO of the unaudited condensed consolidated statements of operations.

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Prepaid Balance
At March 31, 2021
Hybrid Instrument:
Structured note (Streeterville note)	$6,452	$6,000	$452

4. Balance Sheet Components

Inventory

Inventory at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Raw Material	$790	$1,321
Work in Process	1,478	1,026
Finished Goods	553	435
Inventory	$2,821	$2,782

Property and Equipment, net

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Land	$396	$396
Lab equipment	424	418
Clinical equipment	65	65
Software	63	63
Total property and equipment at cost	948	942
Accumulated depreciation	(274)	(265)
Property and equipment, net	$674	$677

Depreciation and amortization expense was $9,000 and $10,000 in the three months ended March 31, 2021 and 2020, respectively.

Intangible Assets, net

Intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(6,111)	(5,694)
Developed technology, net	18,889	19,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(73)	(69)
Trademarks, net	227	231
Total intangible assets, net	$23,916	$24,337

Amortization expense was $422,000 for the three months ended March 31, 2021 and 2020. There were no IPR&D impairment charges for the three months ended March 31, 2021 and 2020.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2021:

(in thousands)	Amounts
2021	$1,265
2022	1,687
2023	1,687
2024	1,687
2025	1,687
Thereafter	11,103
$19,116

5. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A Convertible Preferred Stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital was to provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company paid Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1.4 million. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1.1 million in accrued consulting and management fees. For the three months ended March 31, 2021 and 2020, total fees incurred were zero and $112,500, respectively. As of March 31, 2021 and December 31, 2020, the Company had a balance of zero due to Sagard Capital.

Letter of Credit

On March 24, 2020, the Company entered into a letter of credit agreement with Dr. Charles Conte, the brother of Lisa Conte, the Company’s President, CEO and member of the Company’s board of directors, pursuant to which the Company will, subject to CA-Mission Street Partnership’s consent, replace the existing letter of credit in the amount of $475,000 entered into on August 28, 2018 by the Company with CA-Mission Street Partnership to satisfy the letter of credit requirement in the Company’s office lease agreement with a new letter of credit in the amount of $475,000. In consideration of the new letter of credit, the Company paid Dr. Conte an amount equal to $10,000 per month and reimburse up to $7,500 for reasonable out-of-pocket expenses incurred. No fees were incurred for the three months ended March 31, 2021 and 2020. In October 2020, CA-Mission Street Partnership released the letter of credit agreement with Dr. Conte pursuant to the expiration and termination of the office lease agreement between the Company and CA-Mission Street Partnership on September 30, 2020. In October 2020, the Company paid Dr. Conte a prorated amount due through the effective date of the release of the letter of credit of $7,000. As of March 31, 2021 and December 31, 2020, the Company had zero balance due to Dr. Conte.

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

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $45,000 and $191,000 for the three months ended March 31, 2021 and 2020, respectively. Rent expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As of March 31, 2021, the remaining commitment under the lease is $30,000

Purchase Commitment

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

Master Services Agreement (“MSA”)

On June 24, 2019, the Company entered into an MSA for clinical research organization services (the “2019 MSA”) and a service order under such 2019 MSA with Integrium, LLC (“Integrium”). The service order supports the Company’s study to evaluate the effect of Mytesi on gastrointestinal microbiome in people living with HIV. The 2019 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of March 31, 2021, the remaining commitment under the 2019 MSA is $86,000.

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of March 31, 2021, the remaining commitment under the 2020 MSA is $11.8 million.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. No payments have been made to date.

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

Assuming that the court gives final approval to the proposed settlement following the final settlement approval hearing, the entire settlement consideration will be provided by the Company’s director and officer liability insurance carrier. Under the loss recovery model in ASC 450 and in reference to ASC 410, the ultimate net income effect of the recognized loss and the insurance proceeds directly related to the recognized loss is zero. As of March 31, 2021 and December 31, 2020, the Company concluded not to record any loss contingency and insurance recovery.

Settlement of Underwriter Fee

In August 2018, the Company entered into an agreement with an underwriter pursuant to which the underwriter would aid the Company in identifying certain financing transactions, in exchange for a percentage fee of any such financing and warrants. In the first quarter of 2020, the Company and the underwriter agreed on a final settlement for the underwriter services comprised of a cash payment, warrants and common stock. The cash payment amount totalled $387,000, of which $202,000 had been paid in 2019, and $185,000 was paid in 2020. The total warrant issuance payment consisted of the Company issuing 1,096 equity-classified warrants to the underwriter in 2018 and, in 2020, issuing an additional 100,780 equity-classified warrants (see Note 8) to the underwriter to purchase shares of common stock at an exercise price of $2.50 per share. The common stock issuance payment consisted of the Company issuing 100,000 shares of the Company’s common stock to the underwriter with a value of $45,000 in 2020. The Company classified the cash payments, warrant and common stock issuance payments as issuance costs in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

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

7. Debt

Notes payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Royalty Interest	$40,000	$30,000
Streeterville Note	6,452	—
Tempesta Note	400	450
Umbrella Insurance Financing	98	—
Oasis Secured Borrowing	—	1,822
Exchange Note 2	—	1,525
Insurance Premium Financing	—	95
	46,950	33,892
Less: unamortized discount and debt issuance costs	(21,289)	(17,682)
Note payable, net of discount	$25,661	$16,210
Notes payable - non-current, net	$24,230	$12,421
Notes payable - current, net	$1,431	$3,789

Future maturities of the notes payable not designated at FVO as of March 31, 2021 are as follows:

(in thousands)	Amounts
As of March 31,
2022	$1,431
2023	6,398
2024	15,851
2025	7,080
2026	8,150
2027	1,588
40,498
Less: unamortized discount and debt issuance costs	(21,289)
Total	$19,209

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

The Royalty Interest amount of $500,000 is classified as debt, net of a $150,000 discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Iliad will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 105%.

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

As of December 31, 2020, the carrying amount of the debt was zero.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Iliad will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable.

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

Pursuant to the October 2020 Purchase Agreement, if the weekly volume weighted average price (“VWAP”) of the Company’s common stock is not equal or greater than the minimum VWAP of $0.3035 at least twice during each calendar month during the six-month period beginning on November 1, 2020, then the Royalty Repayment Amount will be automatically be increased by $6.0 million at the end of such six-month period. During the observation period starting November 1, 2020, the Company’s weekly VWAP failed to reach the minimum VWAP of $0.3035 and on November 13, 2020, the Company concluded that the contingent clause has been met, warranting an additional $6.0 million Royalty Repayment Amount, to be added to the outstanding balance commencing on May 10, 2021 for the purpose of cash interest calculation. The change in the Royalty Repayment Amount was accounted for as a debt modification and resulted in a new discount rate of 45.42%. As of March 31, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 45.42%.

Interest expense for the three months ended March 31, 2021 was $1.1 million. As of March 31, 2021 and December 31, 2020, the carrying value of the debt is $7.3 million and $6.3 million, respectively.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Irving Park Capital, LLC (“Irving”), a company affiliated with CVP, pursuant to which the Company sold to Irving a royalty interest entitling Irving to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and/or distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million.

Until such time as the Royalty Repayment Amount has been paid in full, the Company will pay Irving 10% of the Company’s Net Sales on Included Products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors, but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses (the “Royalty Payments”). Beginning on the payment start date of March 8, 2024 and continuing until the 12-month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Irving is entitled to for such month.

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of March 31, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 23.70%.

Interest expense for the three months ended March 31, 2021 was $664,000. As of March 31, 2021 and December 31, 2020, the carrying value of the debt is $6.3 million and $6.0 million, respectively.

March 2021 Purchase Agreement

On March 8, 2021, the Company entered into a purchase agreement (the “March 2021 Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), a company affiliated with CVP, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million. Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.

The Company will be obligated to make minimum royalty payments on a monthly basis beginning at the earlier of (a) 36 months following the closing date or (b) 30 days following the satisfaction of all existing royalties to Streeterville, and its affiliates namely Iliad and Irving, but not earlier than 18 months following the closing date in an amount equal to the greater of (i) $250,000 beginning on the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 6-month anniversary of the royalty payment start date, $400,000 beginning on the 6-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 12-month anniversary of the royalty payment start date, $600,000 beginning on the 12-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 18-month anniversary of the royalty payment start date, $750,000 beginning on the 18-month anniversary of the royalty payment start date and continuing until the royalty repayment amount has been paid in full, and (ii) 10% of the Company’s net sales on included products, 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses or associated with the license of Included Products from the Company to Napo EU, including but not limited to the upfront fee payable by Napo EU to Napo for included products and Crofelemer for other indications; and 50% of royalties collected from licenses of the included products to third parties.

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of March 31, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 19.36%.

Interest expense for the three months ended March 31, 2021 was $62,000. As of March 31, 2021, the carrying value of the debt is $5.0 million.

Streeterville Note

On January 13, 2021, the Company issued a secured promissory note to Streeterville in the original principal amount of $6.2 million for an aggregate purchase price of $6.0 million. The Company will use the proceeds to fund development of the Company’s NP-300 (lechlemer) drug product candidate for the indication of the symptomatic relief of diarrhea from cholera and general corporate purposes, including the Company’s product pipeline activities. The note is due after four years and bears interest at 3.25% per annum. Interest on the note is payable annually in advance by adding the interest charge for each upcoming year to the outstanding balance on the date each such interest charge is accrued. The Company also paid $25,000 to cover legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the issuance of the note. The first year of prepaid interest and the transaction expenses are included in the original principal amount.

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with lechlemer for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of lechlemer for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of Lechlemer for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of March 31, 2021, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of March 31, 2021, the Company has not sold any TDPRV.

Beginning on the earlier of (a) 6 months after January 2021, and (b) initiation of human trials with lechlemer for symptomatic relief of infectious diarrhea for cholera, the Company may pay all or any portion of the outstanding balance earlier than it is due. In the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to Streeterville 112.5% of the portion of the outstanding balance the Company elects to prepay. The Company may not prepay the note without the Streeterville’s consent on the date the last patient is enrolled in a pivotal trial.

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of March 31, 2021, no default has occurred.

In connection with the note issuance, the Company has entered into a security agreement with Streeterville, pursuant to which Streeterville will receive a first priority security interest in all existing and future lechlemer technology, and any TDPRV and the sale proceeds therefrom that may be granted to the Company by the FDA in connection with the development of lechlemer for the cholera indication. The Company also agreed, with certain exceptions, not to grant any lien on any of the collateral securing the note and not to grant any license under any of the intellectual property relating to such collateral. The grant of security interest has become effective upon the receipt of the Salix Waiver on April 6, 2021 in observance to the requirement of the settlement agreement previously entered by the Company with Salix Pharmaceuticals, Inc.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. At March 31, 2021, the fair value was determined to be $6.5 million. For the three months ended March 31, 2021, the net increase in the fair value of $452,000 was recorded as a loss included in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. At March 31, 2021 and December 31, 2020, the net carrying value of the note was $400,000 and $450,000, respectively.

Umbrella Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. The financing balance was $98,000 as of March 31, 2021.

Insurance Premium Financing

In May 2020, the Company entered into a financing agreement for $873,000 for a portion of the Company’s annual insurance premiums. The balance is due in monthly installments over nine months with an annual interest rate of 4.15%. The financing balance was zero and $95,000 as of March 31, 2021 and December 31, 2020, respectively.

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

May 2020 Oasis Secured Note - Tranche #1

In May 2020, for the first sale under the terms of the Purchase Agreement, the Company received cash proceeds of $1.0 million from Oasis less a $25,000 transaction fee (the “Tranche #1 Secured Note”). Oasis purchased accounts receivable with a carrying value of $1.7 million, or gross accounts receivable of $2.8 million net of chargebacks and discounts of $1.1 million. The Company recorded the sale as a short-term secured borrowing with a principal amount of $1.0 million, or $1.2 million net of a $175,000 discount. Though there was no stated interest rate, the effective interest rate was 147.9%. In June 2020, the Company made its final required payment to Oasis under the Tranche #1 Secured Note, with total payments equalling the $1.2 million Threshold amount, and the Tranche #1 Secured Note was extinguished.

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

In February 2021, the Company made its final required payment to Oasis under Tranche #6 Secured Note, with total payments equaling the $1.8 million Threshold amount plus the transaction fee, and the Tranche #6 Secured Note was extinguished.

Exchange Note 2

In May 2019, the Company and CVP entered into an exchange agreement whereby CVP purchased the two outstanding Napo convertible notes and all rights thereof from the current debt holders. Subject to the terms of the exchange agreement, CVP and the Company agreed to exchange the two Napo convertible notes for a single CVP Note (“Exchange Note 1”). The maturity date of Exchange Note 1 was December 31, 2020, with an interest rate of 10%. Per the terms of the exchange agreement, CVP agreed to extend the maturity date from December 31, 2019 (the same maturity date carried over from the two Napo convertible notes) to December 31, 2020; in consideration of this extension, the Company issued a note (“Exchange Note 2”) with a principal balance of $2.3 million. The maturity date of Exchange Note 2 is December 31, 2020, with an interest rate of 10%. Between September 2020 and November 2020, the Company and CVP entered into a series of note exchange agreements pursuant to which the Company made prepayments of principal and related accrued interest of an aggregate amount of $5.0 million, in lieu of making cash payments to CVP on Exchange Note 1, by issuing a total of 20,221,724 shares of the Company’s common stock to CVP. The series of exchanges was accounted for as an extinguishment which resulted in a loss of $560,000.

As of December 31, 2020, the carrying value of Exchange Note 1 was zero.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 15,889,871 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of March 31, 2021 and December 31, 2020, there were no Series D Perpetual Preferred shares outstanding.

In December 2020, the Company and CVP entered into a note exchange agreement to which the Company made a prepayment of principal amounting to $1.0 million, in lieu of making cash payments to CVP on Exchange Note 2, by issuing 1,250,000 shares of the Company’s common stock to CVP on December 31, 2020. The exchange agreement was accounted for as a modification.

In January 2021, the Company and CVP entered into another note exchange agreement to which the Company made a prepayment of the remaining outstanding balance of Exchange Note 2 amounting to $1.8 million, in lieu of making cash payments to CVP by issuing 1,413,606 shares of the Company’s common stock to CVP on January 4, 2021. The exchange was accounted for as debt extinguishment which resulted in a loss of $753,000.

As of March 31, 2021 and December 31, 2020, the carrying value of Exchange Note 2, net of discount, was zero and $1.4 million.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(unaudited)
Warrants outstanding, beginning balance	7,205,454	19,421,892
Issuances	406,250	22,048,278
Exercises	(6,021,350)	(34,264,393)
Expirations and cancelations	—	(323)
Warrants outstanding, ending balance	1,590,354	7,205,454

May 2020 Series 3 Warrants

In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Note Warrants and inducement offer, the Company issued unregistered Series 3 Warrants to purchase 8,670,852 shares of common stock. The Series 3 Warrants had an exercise price of $0.53 per share and are exercisable beginning the earlier of (i) six months from their May 22, 2020 issuance date and (ii) receipt of the requisite Stockholder Approval (defined below), and expire five years thereafter. In addition to the fixed settlement method at $0.53 per warrant share, the Series 3 Warrants had two contingent settlement methods: (i) if at the time of exercise there is no effective registration statement, then the holders of the 8,670,852 warrants may exercise the warrants in a “cashless exercise,” under which the holders will receive the aggregate warrants less the number of warrants equal to the exercise price; or (ii) a cashless exercise feature wherein, regardless if there is an effective registration agreement, following the requisite Stockholder Approval, each such Series 3 Warrant will be exercisable into one share of common stock for no consideration (the “Alternate Cashless Exercise”).

The Series 3 Warrants were initially valued at $3.7 million using the Black-Scholes-Merton option pricing model as follows: probability-weighted exercise price of $0.05 per share, stock price of $0.44 per share, expected life of 5.50 years, volatility of 141%, and a risk-free rate of 0.34%. The Series 3 Warrants were classified as liabilities in the Company’s condensed consolidated balance sheets.

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

On January 8, 2021, in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer, an investor received 406,250 Series 3 Warrants for the exercise of 406,250 2019 Bridge Note Warrants on the same date.

During the three months ended March 31, 2021, certain holders of the Series 3 Warrants agreed to exercise a total of 620,750 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

A total of zero and 214,500 Series 3 Warrants were outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

April 2020 Underwriter Warrants

In April 2020, in consideration of the settlement of a dispute regarding underwriting fees (see Note 6), the Company issued warrants to purchase 100,780 shares of common stock at an exercise price of $2.50 per common share. The warrants were valued at $32,000 using the Black-Scholes-Merton option pricing model as follows: exercise price of $2.50 per share, stock price of $0.45 per share, expected life of 4.25 years, volatility of 141%, and a risk-free rate of 0.29%. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

March 2019 Ladenburg Warrants

In March 2019, in consideration of services provided in the Company’s March 2019 public offering of 19,019 common shares, the Company issued to Ladenburg Thalmann & Co. warrants to purchase an aggregate of 761 shares of common stock at an exercise price of $17.50 per common share. The warrants were valued at $13,000 using the Black-Scholes-Merton option pricing model as follows: exercise price of $17.50 per share, stock price of $18.90 per share, expected life of 5 years, volatility of 146%, and a risk-free rate of 2.21%. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

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

2019 Bridge Note Warrants

Between March 18, 2019 and June 26, 2019, concurrent to the Company entering into Promissory Notes of $5.1 million, the Company issued twenty-one warrants to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price. The warrants for all twenty-one Bridge Notes Warrants were initially liability classified pursuant to ASC 480-10 due to their debt-like nature. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 2,781,250 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a fair value of $4.3 million, calculated using the Black-Scholes-Merton pricing model using a stock price of $1.73, a strike price of $2.00 per share, an average expected term of 4.80 years, volatility of 145.84% and a risk-free discount rate of 1.76%.

February 2020 Modification of Certain 2019 Bridge Note Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Bridge Note Warrants, pursuant to which the holder agreed to exercise 250,000 Bridge Notes Warrants in consideration of the Company lowering the exercise price of the 250,000 warrants from $2.00 to $0.692. Upon exercise of the warrants, the Company received cash proceeds of $173,000 and, in turn, issued 250,000 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Bridge Note Warrants, the incremental increase of $7,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020.

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

In May 2020, concurrent with the reduction of the exercise price of the Bridge Note Warrants, the Company entered into a warrant exercise inducement offer with certain holders of the Bridge Note Warrants, pursuant to which such holders agreed to exercise for cash Bridge Notes Warrants to purchase 93,750 shares of common stock, in exchange for the Company’s issuing to the exercising holders new unregistered Series 3 Warrants to purchase 93,750 shares of common stock.

During the three months ended March 31, 2021, an aggregate of 1,331,250 shares of common stock were issued upon the exercise of the Bridge Note Warrants for total proceeds of $652,000.

A total of 571,875 and 1,903,125, 2019 Bridge Notes Warrants were outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

February 2020 Modification of the July 2019 Series 1 Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Series 1 Warrants, pursuant to which the holder agreed to exercise 208,022 Series 1 Warrants in consideration of the Company lowering the exercise price of the 208,022 warrants from $2.00 to $0.6920. Upon exercise of the warrants, the Company received cash proceeds of $144,000 and, in turn, issued 208,022 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 1 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020.

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

During the three months ended March 31, 2021, an aggregate of 1,392,175 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 436,190 and 1,078,365 Series 1 Warrants were outstanding as of March 31, 2021 and
December 31, 2020, respectively.

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

March 5, 2020 Modification of the July 2019 Series 2 Warrants

On March 5, 2020, the Company entered into a warrant exercise agreement with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise 90,940 Series 2 Warrants in consideration of the Company lowering the exercise price of the 90,940 warrants from $2.00 to $0.6050. Upon exercise of the warrants, the Company received cash proceeds of $55,000 and, in turn, issued 90,940 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 2 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020.

March 23, 2020 Modification of the July 2019 Series 2 Warrants

On March 23, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (see Note 9) with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the Series 2 Warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000, or $628,000 net of $25,000 of issuance costs. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $65,000. Because the modification applied to a sole holder of Series 2 Warrants, the $65,000 increase in fair value was recorded as an expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification, and as of March 31, 2020, all 8,280,000 Series 2 Warrants have been exercised.

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

During the three months ended March 31, 2021, an aggregate of 1,427,175 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $700,000.

A total of 401,190 and 878,365 Series 2 Warrants were outstanding as of March 31, 2021 and
December 31, 2020, respectively.

December 2019 PIPE Financing Warrants

In December 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a Private Placement, sold (i) an aggregate of 2,500,000 unregistered shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of approximately 1,250,000 shares of common stock, for an aggregate purchase price of $1.5 million (see Note 10). The warrants have an exercise price of $0.78 per share and became exercisable on June 24, 2020 (6 months after their issuance date) and have a five-year term.

The warrants were valued at $686,000 using the Black-Scholes option pricing model as follows: exercise price of $0.78 per share, stock price of $0.62 per share, expected life of five years, volatility of 143%, and a risk-free rate of 2.42%. As the common stock and warrants were issued in a unit structure, the aggregate proceeds of $1,500,000 were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated $1.0 million and $465,000, respectively. The warrants were classified in additional paid-in-capital.

During January 2021, an aggregate of 1,250,000 shares of common stock were issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000. As of March 31, 2021, all December 2019 PIPE Financing Warrants have been exercised.

9. Preferred Stock

At March 31, 2021 and December 31, 2020, preferred stock consisted of the following:

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

In September 2020, the Company and Sagard Capital entered into an exchange agreement, by which the remaining Series A Convertible Preferred shares were exchanged for (i) 842,500 shares of the Company’s Series C Perpetual Preferred shares, and (ii) 842,500 shares of the Company’s Series D Perpetual Preferred shares, all issued to Iliad. The exchange agreement was entered into to effect a share-for-share exchange transaction. The Series A Convertible Preferred shares were cancelled upon surrender, and the Company issued Iliad the Series C and Series D Perpetual Preferred shares. The exchange agreement was treated as an extinguishment of the Series A Convertible Preferred Stock. As of the exchange date, the related extinguishment required recording derecognition of the Series A accreted value and recording Series C and Series D at fair value.

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

Holders of the Series B shares were entitled to participate equally and ratably with the holders of shares of common stock in all dividends paid and distributions made to the holders of the common stock as if, immediately prior to each record date of the common stock, the shares of Series B then outstanding were converted into shares of common stock. With certain exceptions, the shares of Series B Convertible Preferred Stock had no voting rights. However, as long as any shares of Series B Convertible Preferred Stock remain outstanding, the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend the Series B Certificate of Designation or (b) enter into any agreement with respect to any of the foregoing. Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into 500 shares of Common Stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions.

In July 2019, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature of $4.2 million. Because the Company's Series B Convertible Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $4.2 million for the accretion of the discount on the Series B Convertible Preferred Stock. During 2019, certain investors converted 8,816 Series B Convertible Preferred shares into 4,408,000 shares of the Company’s common shares at the stated conversion ratio. The preferred stock has been classified in stockholders' equity in accordance with authoritative guidance.

In March 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (“Amendment Agreement”) with a Ionic Ventures of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000 (see Note 8). As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $2.00 to $0.4456, resulting in the application of accounting for modification of preferred stock instruments under ASC 260-10-S99-2 where the difference between the fair value of the consideration transferred and the net carrying amount of the convertible preferred stock is treated as a dividend and must be deducted from net income in arriving at income available to common stockholders. Because the reduction to the conversion price was an inducement, the Company applied the guidance in ASC 470-20, resulting in the recording of an inducement charge of $1.6 million in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

In September 2020, the Company filed a certificate with the Secretary of State of Delaware effecting the retirement and cancellation of the Series B Convertible Preferred Stock. As of December 31, 2020, there were no Series B Convertible Preferred shares authorized or outstanding.

Series B-2 Convertible Preferred Stock

In December 2019, the Company entered into an exchange agreement with Oasis Capital, pursuant to which Oasis Capital gave up (i) its remaining unexercised Prepaid Forward contracts exercisable for 1,236,223 shares of the Company’s common stock and (ii) 695,127 common shares held as an investment by Oasis Capital, in exchange for 10,165 shares of the Company’s newly authorized Series B-2 Convertible Preferred Stock.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders of the Series B-2 Convertible Preferred Stock were entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series B-2 Convertible Preferred Stock were fully converted to Common Stock which amounts shall be paid pari passu with all holders of common stock.

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

As of March 31, 2021 and December 31, 2020, there were no Series B-2 Convertible Preferred shares outstanding.

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

As of March 31, 2021 and December 31, 2020, there were no Series C Perpetual Preferred shares outstanding.

10. Stockholders' Equity

As of March 31, 2021 and December 31, 2020, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2021	2020
	(unaudited)
Options issued and outstanding	4,449,398	4,456,748
Inducement options issued and outstanding	170,892	114,892
Options available for grant under stock option plans	6,355,104	596,597
Restricted stock unit awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	1,590,354	7,205,454
Total	12,571,361	12,379,304

Common Stock

The holders of common stock are entitled to one vote for each share of common stock held. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors.

The holders of non-voting common stock are not entitled to vote, except on an as converted basis with respect to any change of control of the Company that is submitted to the stockholders of the Company for approval. Shares of the Company's non-voting common stock have the same rights to dividends and other distributions and are convertible into shares of the Company's common stock on a one-for-one basis.

The Company is authorized to issue a total number of 204,475,074 shares, of which 150,000,000 shares are common stock, 50,000,000 are non-voting common stock and 4,475,074 are preferred stock.

Reverse Stock-splits

On December 22, 2020, the Company obtained approval through a special shareholders meeting held on December 9, 2020 to effect a reverse split of the Company’s issued and outstanding voting common stock at a ratio not less than 1-for-2 and not greater than 1-for-20. As of March 31, 2021, the reverse stock split has not yet been effectuated.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 52,000 common shares to Oasis for gross proceeds of $22,627. As of March 31, 2021 and December 31, 2020, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

On April 7, 2021, the Company and Oasis Capital entered into a First Amendment to the March 2020 ELOC (see Note 14).

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

At the Market Offering (“ATM”)

On October 5, 2020, the Company entered into an ATM Agreement with Ladenburg, pursuant to which the Company may offer and sell, from time to time through Ladenburg, shares of common stock, subject to the terms and conditions of the ATM Agreement. The ATM Agreement will terminate upon the earlier of (i) October 5, 2022 and (ii) termination of the ATM Agreement as permitted therein. In 2020, the Company sold 3,814,925 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $1.3 million after commissions and expenses of approximately $40,000.

During January and February 2021, the Company issued an aggregate of 2,009,554 shares under the ATM Agreement for total net proceeds of $5.4 million after commissions and expenses of approximately $311,000.

As of March 31, 2021, all shares under the ATM Agreement have been issued.

PoC Capital Registered Direct Offering

On October 6, 2020, the Company entered into a Stock Plan Agreement for payment of contracted research fees (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which the Company issued to PoC an aggregate of 1,333,333 shares of the Company’s common stock, par value $0.0001 per share, as consideration for PoC’s assumption of $400,000 in payment obligations of the Company under the service order with Integrium for the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea, for an effective offering price of $0.30 per share.

Securities Purchase Agreement

On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 4,437,870 shares of common stock, par value $0.0001 per share, at an offering price of $3.38 per share for gross proceeds of approximately $15.0 million before deducting $1.6 million placement agent fee and related offering expenses. The offering closed on January 15, 2021.

11. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 384 option shares outstanding at March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, there were 4,449,014 options outstanding and 6,025,922 options available for grant. As of December 31, 2020, there were 4,456,364 options outstanding and 211,415 options available for grant.

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

As of March 31, 2021, there were 170,818 options outstanding and 329,182 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three months ended March 31, 2021

(unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2020	596,597	4,571,566	5,613	$4.23	8.71	$364
Additional shares authorized	5,807,157	—	—	—		—
Options granted	(70,000)	70,000	—	1.92		—
Options exercised	—	—	—	—		—
Options canceled	21,350	(21,350)	—	10.68		—
Outstanding at March 31, 2021	6,355,104	4,620,216	5,613	$4.16	8.51	$1,808
Exercisable at March 31, 2021		2,623,013		$6.35	8.39	$686
Vested and expected to vest at March 31, 2021		4,400,382		$4.31	8.49	$1,655

*Fair market value of JAGX common stock on March 31, 2021 was $1.80 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

No options were exercised in the three months ended March 31, 2021 and 2020.

The weighted average grant date fair value of stock options granted was $1.76 and $0.41 per share during the three months ended March 31, 2021 and 2020, respectively.

The number of options that vested in the three months ended March 31, 2021 and 2020 was 383,419 and 333,926, respectively. The grant date weighted average fair value of options that vested in the three months ended
March 31, 2021 and 2020 was $1.65 and $2.38, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three months ended March 31, 2021 and 2020, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

	(unaudited)
Research and development expense	$164	$202
Sales and marketing expense	52	56
General and administrative expense	418	502
Total	$634	$760

As of March 31, 2021, the Company had $2.2 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.13 years.

The fair value of options granted during the three months ended March 31, 2021 and 2020, respectively, were calculated using the range of assumptions set forth below:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Volatility	163.8 - 164.0%	150.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.5 - 0.9%	0.5%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2021.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020

	(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(12,009)	$(8,416)
Shares used to compute net loss per common share, basic and diluted	125,416,228	15,141,906
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.56)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2021 and 2020 because their inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Options issued and outstanding	4,449,398	4,508,021
Inducement options issued and outstanding	170,892	74
Restricted stock units issued and outstanding	5,613	5,613
Warrants issued and outstanding	1,590,354	17,622,930
Series A convertible preferred stock	—	473,565
Series B convertible preferred stock	—	4,423,250
Series B-2 convertible preferred stock	—	1,431,460
Total	6,216,257	28,464,913

As of May 6, 2021, there were 9,411,705 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

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

The Company's reportable segments net revenues and net loss for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2021	2020

	(unaudited)
Revenue from external customers
Human Health	$1,208	$835
Animal Health	33	34
Consolidated Totals	$1,241	$869

Segment net loss
Human Health	$(3,941)	$(3,200)
Animal Health	(8,068)	(4,736)
Consolidated Totals	$(12,009)	$(7,936)

The Company's reportable segments assets consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Segment assets
Human Health	$37,064	$34,201
Animal Health	110,052	79,760
Total	$147,116	$113,961

The reconciliation of segments assets to the consolidated assets is as follows:

	March 31,	December 31,
(in thousands)	2021	2020
	(unaudited)
Total assets for reportable segments	$147,116	$113,961
Less: Investment in subsidiary	(29,241)	(29,241)
Less: Intercompany loan	(49,162)	(41,877)
Consolidated Totals	$68,713	$42,843

14. Subsequent Events

Lease Agreement

On April 6, 2021, the Company entered into an office lease agreement with M & E, LLC, a California Limited Liability Company, to lease approximately 10,526 square feet of office space located in San Francisco, California, inclusive of office space currently covered under the sublease agreement with Peacock Construction, Inc. The term of the lease will begin on September 1, 2021 and expires on August 31, 2024, unless earlier terminated. The base rent under the lease will be $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months.

Amendment to March 2020 ELOC

On April 7, 2021, the Company entered into an amendment to the March 2020 ELOC with Oasis Capital, pursuant to which the parties agreed to increase (i) the purchase price from $0.436 to $3.00 and (ii) the threshold price from $0.5014 to $3.45. In consideration for Oasis Capital’s entry into the amendment, the Company issued Oasis Capital a common stock purchase warrant exercisable for 100,000 shares of Common Stock (“ELOC Warrant”) with an exercise price per share equal to $1.87 on the date of the amendment.

Royalty Interest Exchange Agreement

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition a new royalty interest in the royalty repayment amount of $3.0 million from the October 2020 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the partitioned royalty. The parties further agreed to exchange the partitioned royalty for 1,764,705 shares of the Company’s common stock. The exchange will consist of Iliad surrendering the partitioned royalty in exchange for the exchange shares. Other than the surrender of the partitioned royalty, no consideration of any kind whatsoever shall be given by Iliad to the Company in connection with the exchange agreement.

Securities Purchase Agreement

On April 29, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering through Ladenburg as the placement agent, an aggregate of 7,647,000 shares of common stock, par value $0.0001 per share, at an offering price of $1.41 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $995,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 which was filed to SEC on
March 31, 2021.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $12.0 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively. As of
March 31, 2021, we had a total stockholders' equity of $31.9 million, an accumulated deficit of $178.9 million, and cash of $32.3 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

See “Results of Operations” below for more detailed discussion on revenues.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not currently have any marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three months ended March 31, 2021 and 2020.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

We do not adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.

We have elected to treat shipping and handling activities as fulfillment costs.

Additionally, we have elected to record revenue net of sales and other similar taxes.

Contracts – Cardinal Health

Effective January 16, 2019, the Company engaged Cardinal Health as its exclusive third party logistics distribution agent for commercial sales of the Company’s Mytesi product and to perform certain other services which include, without limitation, storage, distribution, returns, customer support, financial support, Electronic Data Interchange (“EDI”) and system access support (the “Exclusive Distribution Agreement”).

In addition to the terms and conditions of the Exclusive Distribution Agreement, Cardinal Health’s purchase of products, and assumption of title therein, is set forth in the Title Model Addendum. The Title Model Addendum states that upon receipt of product at the 3PL Facility (Cardinal Health in La Vergne, Tennessee) from the Company, title and risk of loss for the Mytesi product purchased by Cardinal Health (excluding consigned inventory) shall pass to Cardinal Health, and title and risk of loss for consigned inventory shall remain with the Company until purchased by Cardinal Health in accordance with the Title Model Addendum. The Company considers Cardinal Health the Company’s exclusive customer for Mytesi products per the Exclusive Distribution Agreement.

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

Performance obligations

For animal products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to Cardinal Health, the Company’s exclusive distributor for the product, based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement.

Transaction price

For contracts with Cardinal Health, for the Company, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi and Neonorm is the Wholesaler Acquisition Cost (“WAC”), net of estimated discounts, returns, and price adjustments.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenue from the sale of Mytesi were $729,000 and $835,000 for the three months ended March 31, 2021 and 2020, respectively.

Animal

The Company recognized Neonorm revenues of $33,000 and $34,000 for the three months ended
March 31, 2021 and 2020, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as its third-party logistics distribution agent for commercial sales of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products to the private company’s specialty pharmacies, through a designated wholesaler, in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes (“NDCs”) of Mytesi.

Performance obligations

The single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies, based on specified payment and shipping terms as outlined in the Specialty Product Distribution Agreement.

Transaction price

For contracts with the private company, for the Company, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the WAC, net of estimated discounts, returns, and price adjustments.

Allocate transaction price

For contracts with the private company, for the Company, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with the private company, for the Company, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $479,000 and zero for the three months ended March 31, 2021 and 2020, respectively.

Indefinite-lived Intangible Assets

Acquired in-process research and development (“IPR&D”) are intangible assets initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the condensed consolidated balance sheets. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. Fair value determinations require considerable judgement and are sensitive to changes in underlying assumptions, estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other factors. If current expectations of growth rates are not met or market factors outside of our control, such as discount rates, change significantly, this may lead to a further impairment in the future. The Company recorded no impairment in the three months ended March 31, 2021 and 2020, respectively. The impairment loss is measured based on the excess of the carrying amount over the asset’s fair value.

Modifications to Liability-classified Instruments

In the three months ended March 31, 2021, the Company amended the terms of its Exchange Note 2 (see Note 7 of the condensed consolidated financial statements). In accounting for debt modifications and exchange transactions, it is the Company’s policy to first determine whether it qualifies as a troubled debt restructuring pursuant to the guidance provided in ASC 470-60. A debt modification or exchange transaction that is not within the scope of the ASC 470-60 is accounted for under ASC 470-50 to determine if the transaction is a mere modification or an extinguishment.

The Company did not modify any liability-classified instrument for the three months ended March 31, 2020.

Modifications to Equity-classified Instruments

In the three months ended March 31, 2020, the Company modified certain equity-classified warrants (see Note 8 of the condensed consolidated financial statements). It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the statements of operations to the extent the modified instrument has a higher fair value; however, in certain circumstances, such as when an entire class of warrants are modified, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the warrant modification.

In the three months ended March 31, 2020, the Company modified the terms of its Series B convertible preferred stock (see Note 9 of the condensed consolidated financial statements). For amendments to preferred stock, it is the Company’s policy to measure the impact by analogy to ASC 470-50 in determining if such an amendment is an extinguishment or a modification. If the amendment results in an extinguishment, the Company follows the SEC staff guidance in ASC 260-10-S99-2 and ASC 470-20. If the amendment results in a modification, the Company follows the model in either ASC 718 or ASC 470-50, depending on the nature of the amendment.

The Company did not modify any equity-classified instrument for the three months ended March 31, 2021.

Fair Value Option

ASC 825-10, Financial Instruments, provides fair value option (“FVO”) election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
Product revenue	$1,241	$869	$372	42.8%
Operating Expenses
Cost of product revenue	583	676	(93)	(13.8)%
Research and development	2,414	1,582	832	52.6%
Sales and marketing	2,139	1,469	670	45.6%
General and administrative	3,409	3,149	260	8.3%
Series 3 warrants inducement expense	1,462	—	1,462	100.0%
Series B convertible preferred stock inducement expense	—	1,647	(1,647)	(100.0)%
Total operating expenses	10,007	8,523	1,484	17.4%
Loss from operations	(8,766)	(7,654)	(1,112)	14.5%
Interest expense	(1,901)	(199)	(1,702)	855.3%
Loss on extinguishment of debt	(753)	—	(753)	100.0%
Change in fair value of financial instruments and hybrid instrument designated at FVO	(599)	(1)	(598)	59,800.0%
Other income (expense), net	10	(82)	92	(112.2)%
Loss before income tax	(12,009)	(7,936)	(4,073)	51.3%
Income tax expense	—	—	—	100.0%
Net loss	(12,009)	(7,936)	(4,073)	51.3%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(480)	480	(100)%
Net loss attributable to common shareholders	$(12,009)	$(8,416)	$(3,593)	42.7%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
Gross product sales
Mytesi	$4,558	$1,304	$3,254	249.5%
Neonorm	33	34	(1)	(2.9)%
Total gross product sales	4,591	1,338	3,253	243.1%
Medicaid rebates	(1,097)	(68)	(1,029)	1,513.2%
Sales discounts	(1,732)	(261)	(1,471)	563.6%
Sales returns	(20)	(18)	(2)	11.1%
Wholesaler fee	(501)	(122)	(379)	310.7%
Net product sales	$1,241	$869	$372	42.8%

Our gross product revenues were $4.6 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $4.6 million and $1.3 million in the three months ended March 31, 2021 and 2020, respectively. The increase in sales of Mytesi is due to the combined effect of the 230.0% increase in sales price and 6.3% increase in the number of bottles sold.

Sales discounts were $1.7 million and $261,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.5 million. Sales discounts include discounts for prompt payments from customers and an estimated allowance for chargebacks on sales. Of the total sales discounts, allowances for chargebacks were $1.0 million and $201,000 for the three months ended March 31, 2021 and 2020, respectively. These allowances for chargebacks were approximately 23% and 15% on Mytesi gross product sales for the three months ended March 31, 2021 and 2020, respectively. Medicaid rebates were $1.1 million and $68,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.0 million. The increase in sales discounts and rebates is due to the WAC increase implemented by the Company in April 2020 which caused higher government rebates from Medicaid and public health services programs.

Animal

Our Neonorm product revenues were $33,000 and $34,000 for the three months ended March 31, 2021 and 2020, respectively. Focus on sales and marketing for Neonorm products had decreased during 2021.

Cost of Product Revenue

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
Cost of Product Revenue
Material cost	$269	$332	$(63)	(19.0)%
Direct labor	219	149	70	47.0%
Distribution fees	61	44	17	38.6%
Other	34	151	(117)	(77.5)%
Total	$583	$676	$(93)	(13.8)%

Cost of product revenue decreased $93,000 from $676,000 in the three months ended March 31, 2020 to $583,000 for the same period in 2021. The decrease in cost of product revenue period over period was due to non-recurring write-off of non-conforming inventory in the three months ended March 31, 2020 amounting to $117,000, true-up adjustment of $54,000 in the finished goods reconciliation, and reversal of $29,000 accrued royalties, offset by the increase in salaries of $70,000 due to the increase in headcount in the commercial manufacturing department, data reporting costs of $20,000 for the Specialty Product Distribution Agreement, and $17,000 increase in state licensure service fees under the Cardinal Health 3PL services.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the three months ended March 31, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
Research and Development:
Personnel and related benefits	$434	$376	$58	15.4%
Materials expense and tree planting	73	37	36	97.3%
Clinical and contract manufacturing	867	406	461	113.5%
Stock-based compensation	164	202	(38)	(18.8)%
Other	876	561	315	56.1%
Total	$2,414	$1,582	$832	52.6%

The change in R&D expense of $832,000 the three months ended March 31, 2021 compared the same period in 2020 was due primarily to:

●	Clinical and contract manufacturing expense increased $461,000 from $406,000 in the three months ended March 31, 2020 to $867,000 in the same period in 2021 primarily due to increased clinical trial activities related to the start-up of cancer therapy diarrhea and other indications.
●	Other expenses consisting primarily of consulting, formulation and regulatory fees increased $315,000 from $561,000 in the three months ended March 31, 2020 to $876,000 in the same period in 2021. Consulting expenses increased due to an increase in clinical trial consultants, which is consistent with the increased activity in development of multiple follow‑on indications for Mytesi. Direct R&D testing costs also increased due to an increase in R&D work.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended March 31, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$827	$795	$32	4.0%
Stock-based compensation	52	56	(4)	(7.1)%
Direct marketing fees and expense	912	378	534	141.3%
Other	348	240	108	45.0%
Total	$2,139	$1,469	$670	45.6%

The change in S&M expense of $670,000 in the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to:

●	Direct marketing fees and expense increased $534,000 from $378,000 in the three months ended
March 31, 2020 to $912,000 in the same period in 2021 due to increased patient access programs and other Mytesi marketing initiatives.
●	Other expenses increased $108,000 from $240,000 in the three months ended March 31, 2020 to $348,000 in the same period in 2021 largely due to additional marketing consulting costs of $149,000, partially offset by reduced travel as a result of the COVID-19 pandemic.

●	Personnel and related benefits increased slightly by $32,000 from $795,000 in the three months ended March 31, 2020 to $827,000 in the same period in 2021.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the three months ended March 31, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Variance	Variance %
General and Administrative:
Personnel and related benefits	$602	$461	$141	30.6%
Audit, tax and accounting services	580	58	522	900.0%
Third-party consulting services	202	296	(94)	(31.8)%
Legal services	498	773	(275)	(35.6)%
Travel, other expenses	11	26	(15)	(57.7)%
Stock-based compensation	418	502	(84)	(16.7)%
Rent and lease expense	53	203	(150)	(73.9)%
Public company expense	98	42	56	133.3%
Other	947	788	159	20.2%
Total	$3,409	$3,149	$260	8.3%

The change in G&A expenses of $260,000 in the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to:

●	Audit, tax and accounting services fees increased $522,000 from $58,000 in the three months ended
March 31, 2020 to $580,000 in the same period in 2021, mostly due to the increased audit fees related to complex debt and equity transactions.
●	Other general and administrative expenses increased $159,000 from $788,000 for the three months ended March 31, 2020 to $947,000 in the same period in 2021 largely due to increase of D&O liability insurance.
●	Personnel and related benefits increased $141,000 from $461,000 in the three months ended March 31, 2020 to $602,000 in the same period in 2021, due to additional resources.
●	Legal services decreased $275,000 from $773,000 in the three months ended March 31, 2020 to $498,000 in the same period in 2021 primarily due to decrease in fees related to legal proceedings and other regulatory filings.
●	Rent and lease expense decreased $150,000 from $203,000 in the three months ended March 31, 2020 to $53,000 in the same period in 2021 as a result of the transfer to a lower cost facility.
●	Third-party consulting services fees decreased $94,000 from $296,000 in the three months ended
March 31, 2020 to $202,000 in the same period in 2021, due to the switch to fulltime employees instead of consultants in the Finance department.
●	Stock-based compensation expense decreased $84,000 from $502,000 in the three months ended March 31, 2020 to $418,000 in the same period in 2021 due to the decrease in the volume of option grants.

Series 3 Warrants Inducement Expense

The increase in the Series 3 Warrants inducement expense from zero in the three months ended March 31, 2020 to $1.5 million for the same period in 2021 is due to the issuance of 406,250 Series 3 Warrants to a certain investor on January 8, 2021 for the exercise of 406,250 Bridge Note Warrants on the same date in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer.

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

Interest Expense

Interest expense increased $1.7 million from $199,000 in the three months ended March 31, 2020 to $1.9 million for the same period in 2021 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from zero in the three months ended March 31, 2020 to $753,000 for the same period in 2021 is due to the $753,000 extinguishment loss from the exchange of the outstanding balance of Exchange Note 2 for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $598,000 from a loss of $1,000 in the three months ended March 31, 2020 to a loss of $599,000 for the same period in 2021 primarily due to losses incurred on the change in fair value of liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2021 and 2020, we had net losses of $12.0 million and $7.9 million, respectively. We expect to incur additional losses in the near-term future. At March 31, 2021, we had an accumulated deficit of $178.9 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $32.3 million as of March 31, 2021. We believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Cash provided by financing activities in the three months ended March 31, 2021 were as follows:

●	During January 2021, an aggregate of 1,250,000 shares of common stock were issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000.
●	On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 4,437,870 shares of common stock, par value $0.0001 per share, at an offering price of $3.38 per share for net proceeds of approximately $13.5 million.
●	On January 19, 2021, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured promissory note in the aggregate principal amount of $6.2 million for an aggregate purchase price of $6.0 million.
●	During January and February 2021, the Company issued an aggregate of 2,009,554 shares under the ATM Agreement for total net proceeds of $5.4 million.
●	On March 8, 2021, the Company entered into a Royalty Purchase Agreement with Streeterville, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million. Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.
●	Between January to March 2021, an aggregate of 4,150,600 shares of common stock were issued upon the exercise of Series 1, Series 2 and Bridge Note Warrants for total proceeds of $2.0 million.

We expect our expenditures will continue to increase as we continue our efforts to develop our products and continue development of our pipeline in the near term. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, including but not limited to the contemplated merger transaction between the Dragon SPAC and Napo EU and associated licensing arrangement that is currently under discussions, it would have a negative effect on our operating plan. We still plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan.

Cash Flows for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table shows a summary of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total cash used in operating activities	$(6,708)	$(4,296)
Total cash used in investing activities	—	(7)
Total cash provided by financing activities	30,868	2,023
Net increase (decrease) in cash	$24,160	$(2,280)

Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities of $6.7 million resulted from our net loss of $12.0 million adjusted by the Series 3 Warrants inducement expense of $1.5 million, amortization of debt discounts and debt issuance costs of $1.2 million, loss on extinguishment of debt of $753,000, stock-based compensation of $634,000, change in fair value of financial instrument and hybrid instruments designated at FVO of $599,000, depreciation and amortization expenses of $431,000, derecognition of debt discount on the settlement of receivables secured borrowing of $49,000, and changes in operating assets and liabilities of $175,000.

During the three months ended March 31, 2020, net cash used in operating activities of $4.3 million resulted from our net loss of $7.9 million and an increase in fair value of warrants of $1,000, adjusted by $85,000 in amortized expense on modifications of warrants, depreciation and amortization expenses of $432,000, amortization of debt discounts and debt issuance costs of $14,000, stock-based compensation of $760,000, amortization of operating lease right-of-use assets of $191,000, inducement charge of $1.6 million on the modification of Series B convertible preferred shares, and changes in operating assets and liabilities of $512,000.

Cash Used in Investing Activities

During the three months ended March 31, 2021, there was no cash used in investing activities. During the three months ended March 31, 2020, cash used in investing activities was $7,000 which consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities of $30.9 million consisted of $13.5 million in net proceeds received from 4,437,870 shares of common stock issued in registered public offering, $11.0 million in net proceeds received from issuance of notes payable, $5.4 million in net proceeds from 2,009,554 shares of common stock issued in an At the Market offering, $2.0 million in net proceeds received from 4,150,600 shares of common stock issued on conversion of Series 1, Series 2, and 2019 Bridge Note Warrants, $975,000 in net proceeds received from 1,250,000 shares of common stock issued in PIPE financing, offset by $1.8 million repayment of receivables secured borrowing, $95,000 repayment of insurance premium financing, and $50,000 in principal payments of the notes payable.

During the three months ended March 31, 2020, net cash provided by financing activities of $2.0 million consisted of $698,000 in net proceeds received from 1,714,283 shares of common stock issued via a PIPE financing, $350,000 in net proceeds received from issuance of a note payable, $1.0 million in net proceeds received from exercises of warrants to purchase a total of 1,798,962 shares of common stock, offset by $50,000 in principal payments of the note payable.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting. This material weakness has not been remediated as of March 31, 2021.

In connection with preparation of our interim financial statements for the three months ended March 31, 2021, we identified a material weakness in our internal control over financial reporting related to our financial statement preparation and review process. The primary factors contributing to the material weaknesses were as follows:

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be $2.3 million in 2021, $6.7 million in 2022, $18.0 million in 2023, $14.0 million in 2024, $7.1 million in 2025, and $3.8 million in 2026.

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

Many of our employees have been working remotely the past year and will continue to do so this period. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber-security risks, impair the effectiveness of our internal controls over financial reporting and impact our ability to manage our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2021, pursuant to an exchange agreement dated April 13, 2021, the Company issued 1,764,705 shares of the Company’s common stock to a holder of its royalty interest in exchange for a $3,000,000 reduction in the outstanding balance of the royalty interest held by such holder.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on January 8, 2021, January 22, 2021, and March 11, 2021, there were no unregistered sales of equity securities during the period.

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

3.8

Corrected Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed December 10, 2020, File No. 001-36714).

4.1

Secured Promissory Note, dated January 19, 2021, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health filed January 19, 2021, File No. 001-36714).

4.2

Royalty Interest, dated March 8, 2021, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed March 11, 2021, File No. 001-36714).

10.1#

Master Services Agreement, dated January 24, 2019, by and among Napo Pharmaceuticals, Inc., Integrium LLC, and POC Capital, LLC (incorporated by reference to Exhibit 10.24 to the Form 10-K of Jaguar Health, Inc. filed March 31, 2021, File No. 001-36714).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed January 14, 2021, File No. 001-36714).
10.3

Note Purchase Agreement, dated January 19, 2021, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed January 22, 2021, File No. 001-36714).

10.4

Security Agreement, dated January 19, 2021, by and between Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed January 22, 2021, File No. 001-36714).

10.5

Securities Purchase Agreement, dated March 8, 2021, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed March 11, 2021, File No. 001-36714).

10.6#

Master Services Agreement, dated October 5, 2020, by and between Napo Pharmaceuticals, Inc. and Integrium, LLC (incorporated by reference to Exhibit 10.67 to the Form 10-K of Jaguar Health, Inc. filed March 31, 2021, File No. 001-36714).

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

Date: May 17, 2021
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer