Form 10-Q
period 2021-06-30
Jaguar Health, Inc.
filed 2021-08-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Par Value $0.0001 Per Share	JAGX	The NASDAQ Capital Market

As of August 6, 2021 there were 137,329,101 shares of voting common stock, par value $0.0001 per share, outstanding, 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 2,020 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets	(unaudited)
Current assets:
Cash	$21,992	$8,090
Restricted cash	9,920	—
Accounts receivable	4,134	2,098
Accounts receivable - pledged	—	2,434
Other receivable	40	28
Inventory	3,402	2,782
Prepaid expenses and other current assets	4,806	2,360
Total current assets	44,294	17,792
Property and equipment, net	666	677
Operating lease - right-of-use asset	1,085	—
Intangible assets, net	23,494	24,337
Other assets	—	37
Total assets	$69,539	$42,843

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$4,918	$4,759
Accrued liabilities	6,383	4,493
Warrant liability	7	179
Operating lease liability, current	199	—
Notes payable, net of discount, current	1,145	3,789
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Total current liabilities	12,652	13,220
Operating lease liability, net of current portion	907	—
Notes payable, net of current portion (includes hybrid instrument designated at FVO amounting to $6.9 million and zero as of June 30, 2021 and December 31, 2020, respectively)	24,195	12,421
Total liabilities	37,754	25,641

Commitments and contingencies (See Note 6)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 137,322,157 and 114,022,368 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	11
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2021 and December 31, 2020; 2,120,786 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	224,760	184,090
Accumulated deficit	(192,989)	(166,899)
Total stockholders' equity	31,785	17,202
Total liabilities, convertible preferred stock and stockholders' equity	$69,539	$42,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Product revenue	$385	$3,167	$1,625	$4,036
Operating expenses
Cost of product revenue	664	1,031	1,247	1,707
Research and development	3,870	1,405	6,285	2,987
Sales and marketing	2,191	1,730	4,330	3,199
General and administrative	5,068	3,756	8,477	6,905
Series 3 warrants inducement expense	—	3,696	1,462	3,696
ELOC warrants inducement expense	172	—	172	—
Series B convertible preferred stock inducement expense	—	—	—	1,647
Total operating expenses	11,965	11,618	21,973	20,141
Loss from operations	(11,580)	(8,451)	(20,348)	(16,105)
Interest expense	(2,009)	(479)	(3,909)	(678)
Loss on extinguishment of debt	—	—	(753)	—
Change in fair value of financial instruments and hybrid instrument designated at FVO	(475)	(386)	(1,074)	(387)
Other income (expense), net	(17)	78	(6)	(4)
Loss before income tax	(14,081)	(9,238)	(26,090)	(17,174)
Income tax expense	—	—	—	—
Net loss	(14,081)	(9,238)	(26,090)	(17,174)
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(503)	—	(983)
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	(856)	—	(856)
Net loss attributable to common shareholders	$(14,081)	$(10,597)	$(26,090)	$(19,013)
Net loss per share, basic and diluted	$(0.10)	$(0.44)	$(0.20)	$(0.97)
Weighted-average common shares outstanding, basic and diluted	134,436,463	23,890,931	129,951,263	19,516,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A		Series B		Series B-2
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of March 31, 2021	—	$—	—	$—	—	$—	127,906,558	$13	2,120,786	$—	$210,786	$(178,908)	$31,891
Shares issued in registered public offering, net of issuance and offering costs of $948	—	—	—	—	—	—	7,647,000	1	—	—	9,835	—	9,836
Shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,764,705	—	—	—	2,982	—	2,982
Shares issued upon exercise of stock options	—	—	—	—	—	—	3,888	—	—	—	2	—	2
Shares issued on conversion of Napo merger common shares	—	—	—	—	—	—	6	—	—	—	—	—	—
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	—	—	—	—	—	—	124	—	124
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,031	—	1,031
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,081)	(14,081)
Balances as of June 30, 2021	—	$—	—	$—	—	$—	137,322,157	$14	2,120,786	$—	$224,760	$(192,989)	$31,785

	Series A		Series B		Series B-2
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of March 31, 2020	5,524,926	$10,375	1,971	$476	7,534	$916	18,286,196	$2	40,301,237	$4	$145,861	$(141,026)	$6,233
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance costs of $461; May 2020	—	—	—	—	—	—	8,670,852	1	—	—	3,787	—	3,788
Shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note warrants; June 2020	—	—	—	—	—	—	732,315	—	—	—	359	—	359
Shares issued in Underwriter settlement agreement	—	—	—	—	—	—	100,000	—	—	—	45	—	45
Warrants issued in Underwriter settlement agreement	—	—	—	—	—	—	—	—	—	—	31	—	31
Conversion of Series B convertible preferred stock into common stock	—	—	(1,971)	(476)	—	—	4,423,251	—	—	—	476	—	—
Shares issued to Oasis as consideration under the March 2020 equity purchase agreement	—	—	—	—	—	—	68,807	—	—	—	33	—	33
Shares issued to Oasis under the March 2020 equity purchase agreement, put option exercise, net of issuance costs of $13	—	—	—	—	—	—	52,000	—	—	—	10	—	10
Shares issued to third party for services	—	—	—	—	—	—	75,000	—	—	—	37	—	37
Accretion to redemption value of redeemable preferred stock	—	503	—	—	—	—	—	—	—	—	(503)	—	(503)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	749	—	749
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,238)	(9,238)
Balances as of June 30, 2020	5,524,926	$10,878	—	$—	7,534	$916	32,408,421	$3	40,301,237	$4	$150,885	$(150,264)	$1,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Series A		Series B		Series B-2
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2021	—	$—	—	$—	—	$—	114,022,368	$11	2,120,786	$—	$184,090	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	—	—	—	—	—	—	4,150,600	1	—	—	2,033	—	2,034
Shares issued in PIPE financing	—	—	—	—	—	—	1,250,000	—	—	—	975	—	975
Shares issued in At the Market offering, net of issuance and offering costs of $311	—	—	—	—	—	—	2,009,554	—	—	—	5,365	—	5,365
Shares issued in registered public offering, net of issuance and offering costs of $2,550	—	—	—	—	—	—	12,084,870	2	—	—	23,230	—	23,232
Shares issued in extinguishment of Exchange Note 2	—	—	—	—	—	—	1,413,606	—	—	—	2,516	—	2,516
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	620,750	—	—	—	1,776	—	1,776
Shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,764,705	—	—	—	2,982	—	2,982
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	—	—	—	—	—	—	124	—	124
Shares issued on conversion of Napo merger common shares	—	—	—	—	—	—	1,816	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	3,888	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,090)	(26,090)
Balances as of June 30, 2021	—	$—	—	$—	—	$—	137,322,157	$14	2,120,786	$—	$224,760	$(192,989)	$31,785

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

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(26,090)	$(17,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount and non-cash interest expense	2,431	309
Stock-based compensation	1,667	1,509
Series 3 warrants inducement expense	1,462	3,696
Change in fair value of financial instruments and hybrid instrument designated at FVO	1,074	387
Depreciation and amortization expense	861	863
Loss on extinguishment of debt	753	—
ELOC warrants inducement expense	172	—
Derecognition of debt discount on settlement of receivables secured borrowing	49	—
Amortization of operating lease right-of-use-asset	1	365
Series B convertible preferred stock inducement expense	—	1,647
Expense on modification of warrants	—	86
Shares and warrants issued in Underwriter settlement agreement	—	76
Shares issued in exchange for services	—	37
Shares issued as consideration paid under the Oasis Capital Equity Purchase Agreement	—	33
Loss on recourse obligation on secured borrowing	—	15
Changes in assets and liabilities
Accounts receivable	398	(2,258)
Other receivable	(12)	(3)
Inventory	(620)	(225)
Prepaid expenses and other current assets	(1,263)	(831)
Other non-current assets	37	58
Operating lease liabilities	19	(221)
Deferred revenue	—	1,500
Accounts payable	146	(76)
Accrued expenses	2,300	1,909
Total cash used in operating activities	(16,615)	(8,298)
Cash flows from investing activities
Purchase of equipment	(6)	(7)
Total cash used in investing activity	(6)	(7)
Cash flows from financing activities
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $2,550	23,232	—
Proceeds from issuance of notes payable, net of issuance costs of $50 in 2021	10,975	350
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $311	5,365	—
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance and offering costs of $486 in 2020	2,034	5,111
Repayment of receivables secured borrowing	(1,822)	—
Proceeds from issuance of shares in PIPE financing, net of issuance costs of $51 in 2020	975	668
Repayment of insurance financing	(233)	776
Repayment of notes payable	(50)	(1,515)
Payment of ELOC warrants offering costs	(35)	—
Proceeds from exercise of stock options	2	—
Proceeds from sale of receivables, net of debt discount and issuance costs of $331	—	2,222
Issuance costs from shares issued on Underwriter settlement agreement	—	(185)
Proceeds from issuance of common stock on conversion of Oasis Capital an Equity Purchase Agreement put options, net of issuance costs of $13	—	10
Total cash provided by financing activities	40,443	7,437
Net increase (decrease) in cash and restricted cash	23,822	(868)
Cash and restricted cash at beginning of period	8,090	3,883
Cash and restricted cash at end of period	$31,912	$3,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Supplemental schedule of cash flow information
Cash paid for interest	$8	$181
Supplemental schedule of non-cash financing and investing activities
Shares issued in exchange of partial settlement of royalty interest	$2,982	$—
Shares issued on exercise of Series 3 warrants	$1,776	$—
Insurance financing	$1,183	$—
Recognition of right-of-use asset and lease liability	$1,087
Offering costs included in accounts payable and accrued expenses	$(13)	$36
Accretion to redemption value of Series A contingently redeemable convertible preferred stock	$—	$983
Conversion of Series B-2 convertible preferred stock into common stock	$—	$320
Shares issued on exercise of Series B convertible preferred shares	$—	$476

Cash and Restricted Cash:
Cash	$21,992	$3,015
Restricted cash	9,920	—
Total cash and restricted cash	$31,912	$3,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”), formerly known as Jaguar Animal Health, Inc., was incorporated on June 6, 2013 (inception) in Delaware. The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo”) until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class gastrointestinal products for companion and production animals and horses. The Company's first commercial product, Neonorm Calf, was launched in 2014 and Neonorm Foal was launched in the first quarter of 2016. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding in order to timely complete the development and commercialization of products.

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017 by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo's representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as the wholly-owned subsidiary (the “Merger” or “Napo Merger”). Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of crofelemer, a Napo drug product approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

On March 15, 2021, the Company established Napo EU S.p.A (“Napo EU”) in Italy as a subsidiary of Napo. Napo EU’s mission is to develop and commercialize novel, plant-based, sustainably derived prescription medicines in Europe (excluding Russia) for people with gastrointestinal distress to provide relief and treatment from various gut disorders, their symptoms, and interventions. The initial focus of Napo EU is on pursuing the accelerated conditional marketing authorization pathway from the European Medicines Agency for crofelemer for an important orphan-designated disease: Intestinal failure with short bowel syndrome (IF-SBS).

The Company manages its operations through two segments – human health and animal health and is headquartered in San Francisco, California.

Nasdaq Communication and Compliance

Minimum Stockholders’ Equity Requirement

On August 17, 2020, the Company received a letter from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer complies with Nasdaq Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2.5 million in stockholders’ equity (or meet the alternatives of the market value of listed securities of $35 million or net income from continuing operations).

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

On October 22, 2020, the hearing was held with the Hearings Panel. On October 28, 2020, the Company received formal notice that the Hearings Panel granted the Company an extension through December 23, 2020, to evidence compliance with the Rule. In order to comply with the Rule, the Company must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days by December 23, 2020.

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

Liquidity

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $193.0 million as of June 30, 2021. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations.

If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute our business plan.

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

There has been no material change to the Company's significant accounting policies during the three and six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended

December 31, 2020 which was filed to SEC on March 31, 2021.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, changes in convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended June 30, 2021, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

Cash and Restricted Cash

Our cash on deposit may exceed United States federally insured limits at certain times during the year. We maintain cash accounts with certain major financial institutions in the United States. Restricted cash represents cash not available to us for immediate and general use. Amounts included in restricted cash primarily relate to the net proceeds from the registered public offering for the benefit of Napo EU, which may include capital expenditures, political licenses, acquisitions, growth opportunities and strategic transactions.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. Accounts receivable is written off when it has been outstanding for two years or earlier when collection efforts have ceased. Prior to that, the Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in the general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2021 and 2020.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three and six months ended June 30, 2021 and 2020, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three and six months ended June 30, 2021, the Company earned Mytesi revenue primarily from two pharmaceutical distributors located in the United States. For the three and six months ended June 30, 2020, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Customer 1	84%	100%	85%	99%
Customer 2	11%	—%	11%	—%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of
June 30, 2021 and December 31, 2020, one customer comprised 85% and 95% of total accounts receivable, respectively.

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer for the supply of API in Mytesi and a single third-party contract manufacturer as well for the supply of finished products for commercialization.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value.

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

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three and six months ended June 30, 2021 and 2020.

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

The Company entered into a sublease agreement with Peacock Construction Inc. (“Peacock”), a California corporation, for office space located in San Francisco, California. The term of the sublease began on August 31, 2020 and expired on May 31, 2021. The rent under the sublease is $15,000 per month beginning October 1, 2020, which includes operating expenses and taxes. On October 1, 2020, the Company transitioned its operations from its existing premises to the sublease premises, which the Company expects will serve as its principal administrative headquarters. The Company elected not to apply the recognition requirements to short-term leases, and instead recognize the lease payments in profit or loss on a straight-line basis over the lease term. As a result, there was no right-of-use asset and lease liability recognized related to the sublease.

In April 2021, the Company entered into an office lease agreement with M & E, LLC, a California Limited Liability Company, to lease approximately 10,526 square feet of office space located in San Francisco, California, inclusive of office space currently covered under the sublease agreement with Peacock. The term of the lease will begin on September 1, 2021 and expires on August 31, 2024, unless earlier terminated. The base rent under the lease will be $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenue from the sale of Mytesi were $317,000 and $3.2 million for the three months ended June 30, 2021 and 2020, respectively. Net revenue from the sale of Mytesi were $1.3 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

Animal

The Company recognized Neonorm revenues of $6,000 and $14,000 for the three months ended June 30, 2021 and 2020, respectively. Revenues from the sale of Neonorm were $39,000 and $48,000 for the six months ended
June 30, 2021 and 2019, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Effective April 20, 2021, the Company engaged another private company as its authorized specialty pharmacy provider of Mytesi. Under the Specialty Pharmacy Distribution and Services Agreement, the private company shall sell and dispense the Mytesi directly ordered from the Company at the agreed price to patients within the territories identified in the agreement.

The two contracts with the two specialty pharmacies were combined into one portfolio of contract as they share similar characteristics.

Performance obligations

The single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies, based on specified payment and shipping terms as outlined in the agreements.

Transaction price

For contracts with the specialty pharmacies, for the Company, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the WAC, net of estimated discounts, returns, and price adjustments.

Allocate transaction price

For contracts with the specialty pharmacies, for the Company, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with the specialty pharmacies, for the Company, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $62,000 and zero for the three months ended June 30, 2021 and 2020, respectively. Net revenue from the sale of Mytesi to the specialty pharmacies were $237,000 and zero for the six months ended June 30, 2021 and 2020, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products

(including crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended
June 30, 2021 and 2020.

Modifications to Liability-classified Instruments

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

The Company amended the terms of its October 2020 Purchase Agreement and Exchange Note 2 in the three and six months ended June 30, 2021, respectively (see Note 7). The Company did not modify any liability-classified instrument in the three and six months ended June 30, 2020.

Modifications to Equity-classified Instruments

In accounting for modifications of equity-classified warrants, it is the Company’s policy to determine the impact by analogy to the share-based compensation guidance of ASC 718, Compensation - Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the statements of operations to the extent the modified instrument has a higher fair value; however, in certain circumstances, such as when an entire class of warrants is modified, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the warrant modification.

The Company modified certain equity-classified warrants in the three and six months ended June 30, 2020 (see Note 8). The Company did not modify any equity-classified warrants in the three and six months ended June 30, 2021.

In accounting for amendments to preferred stock, it is the Company’s policy to measure the impact by analogy to ASC 470-50 in determining if such an amendment is an extinguishment or a modification. If the amendment results in an extinguishment, the Company follows the SEC staff guidance in ASC 260-10-S99-2 and ASC 470-20. If the amendment results in a modification, the Company follows the model in either ASC 718 or ASC 470-50, depending on the nature of the amendment.

The Company modified the terms of its Series B convertible preferred stock in the six months ended
June 30, 2020 (see Note 9). The Company did not modify any preferred stock in the three months ended June 30, 2020 and in the three and six months ended June 30, 2021.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2021 and 2020.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options – a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issue should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in the update are effective for all entities for fiscal years beginning January 1, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

3. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

●	Level 1 – Observable inputs such as quoted prices (unadjusted) for identical instruments in active markets.
●	Level 2 – Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable.
●	Level 3 – Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$7	$7
Streeterville note	—	—	6,933	6,933
Total fair value	$—	$—	$6,940	$6,940

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$179	$179
Total fair value	$—	$—	$179	$179

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Six Months Ended
	June 30, 2021
	(unaudited)
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$179	$—
Additions	1,462	6,000
Exercises	(1,775)	—
Change in fair value	141	933
Ending fair value of Level 3 liability	$7	$6,933

Warrant Liability

The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at June 30, 2021, were valued at zero and $7,000, respectively, in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability activity for the year ended December 31, 2020 were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants and the May 2020 Series 3 Warrants, which, at December 31, 2020 were valued at zero, $4,000, and $175,000, respectively in the Company’s consolidated balance sheet.

The November 2016 Series A Warrants

The Series A warrant valuation of zero at June 30, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.58, a strike price of $787.50 per share, an expected term of 0.91 years, volatility of 199% and a risk-free discount rate of 0.07%. The Series A warrant valuation of zero at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $787.50 per share, an expected term of 1.41 years, volatility of 148% and a risk-free discount rate of 0.13%. The change in fair value of the warrants for the three and six months ended June 30, 2021 was zero.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of $7,000 at June 30, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.58, a strike price of $52.50 per share, an expected term of 2.26 years, volatility of 157% and a risk-free discount rate of 0.25%. The October 2018 Underwriter Warrants valuation of $4,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $52.50 per share, an expected term of 2.76 years, volatility of 156% and a risk-free discount rate of 0.17%. The change in the fair value of the warrants of $5,000 and $3,000 for the three and six months ended
June 30, 2021, were recorded as a gain and a loss, respectively, in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of June 30, 2021. The May 2020 Series 3 Warrants valuation of $175,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.82, a strike price of $0.00 per share, an expected term of 4.89 years, volatility of 142% and a risk-free discount rate of 0.36%. In January 2021, an investor received 406,250 Series 3 Warrants for the exercise of 406,250 2019 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. The fair value of these Series 3 Warrants was $1.5 million on the issuance date. For the six months ended June 30, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 620,750 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million. The net increase in the fair value of the warrants of zero and $138,000 for the three and six months ended June 30, 2021, respectively, was recorded as a loss in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of June 30, 2021 amounting to $6.0 million and $6.9 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note was determined using a comparison of various effective yields on bonds as of the valuation date.
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”).
●	Weighted probability of cash outflows was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2021	2020	to fair value
Risk Adjusted Discount Rate	5.83% - 21.09% (20.36%)	N/A

If discount rate is adjusted by 100 basis points (bps), fair value would have decreased by $341,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $341,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100.0 million)	N/A

If expected cash flows by management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.0 million.

If expected cash flows by management considered the highest amount of market indications for vouchers, FV would have increased by $7.9 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.39% - 41.88%	N/A

If expected cash flows by management considered the scenario with the least amount of indicated value, FV would have decreased by $224,000.

If expected cash flows by management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.1 million.

Fair Value Option

Beginning January 1, 2021, the Company elected to apply the FVO accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and to simplify the accounting model applied to those financial instruments. The Company elected to apply FVO accounting to the entire class of hybrid instruments, including structured notes, of which there are assessed embedded derivatives that would be eligible for bifurcation. Changes in the fair value of FVO assets and liabilities as well as the mark-to-market adjustment on the entire class of hybrid instruments, including derivatives and the net realized gains or losses on these instruments are reported in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

As of June 30, 2021, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At June 30, 2021 (unaudited)
Hybrid Instrument:
Streeterville note	$6,933	$6,000	$933

4. Balance Sheet Components

Inventory

Inventory at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Raw Material	$701	$1,321
Work in Process	1,711	1,026
Finished Goods	990	435
Inventory	$3,402	$2,782

Property and Equipment, net

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Land	$396	$396
Lab equipment	424	418
Clinical equipment	65	65
Software	63	63
Total property and equipment at cost	948	942
Accumulated depreciation	(282)	(265)
Property and equipment, net	$666	$677

Depreciation and amortization expense was $8,000 and $17,000 in the three and six months ended
June 30, 2021, respectively. Depreciation and amortization expense was $10,000 and $20,000 in the three and six months ended June 30, 2020, respectively.

Intangible Assets, net

Intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(6,528)	(5,694)
Developed technology, net	18,472	19,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(78)	(69)
Trademarks, net	222	231
Total intangible assets, net	$23,494	$24,337

Amortization expense was $422,000 and $843,000 for the three and six months ended June 30, 2021 and 2020, respectively.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2021:

(in thousands)	Amounts
2021	$843
2022	1,687
2023	1,687
2024	1,687
2025	1,687
Thereafter	11,103
$18,694

5. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A Convertible Preferred Stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital was to provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company paid Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1.4 million. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1.1 million in accrued consulting and management fees. For the six months ended June 30, 2021 and 2020, total fees incurred were zero and $225,000, respectively. As of June 30, 2021 and December 31, 2020, the Company had a balance of zero due to Sagard Capital.

Letter of Credit

On March 24, 2020, the Company entered into a letter of credit agreement with Dr. Charles Conte, the brother of Lisa Conte, the Company’s President, CEO and member of the Company’s board of directors (“BOD”), pursuant to which the Company will, subject to CA-Mission Street Partnership’s consent, replace the existing letter of credit in the amount of $475,000 entered into on August 28, 2018 by the Company with CA-Mission Street Partnership to satisfy the letter of credit requirement in the Company’s office lease agreement with a new letter of credit in the amount of $475,000. In consideration of the new letter of credit, the Company paid Dr. Conte an amount equal to $10,000 per month and reimburse up to $7,500 for reasonable out-of-pocket expenses incurred. No fees were incurred for the six months ended June 30, 2021 and 2020. In October 2020, CA-Mission Street Partnership released the letter of credit agreement with Dr. Conte pursuant to the expiration and termination of the office lease agreement between the Company and CA-Mission Street Partnership on September 30, 2020. In October 2020, the Company paid Dr. Conte a prorated amount due through the effective date of the release of the letter of credit of $7,000. As of June 30, 2021 and
December 31, 2020, the Company had zero balance due to Dr. Conte.

BOD Cash Compensation

Effective May 2021, the Company’s BOD received cash compensation based on the Director Compensation Program for 2021 which will be paid quarterly. For the three and six months ended June 30, 2021, the Company paid approximately $23,000 cash compensation to its directors

6. Commitments and Contingencies

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

On August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was $15,000 and $60,000 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there were no remaining commitment under the lease.

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease will begin on September 1, 2021 and expires on August 31, 2024, unless terminated earlier. The lease has an early occupancy provision which entitled the Company to use a portion of the leased premises as early as June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it, hence the lease term only includes the noncancellable period of three years plus the period of early occupancy.

The base rent under the lease will be $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months. The lease agreement only contains one lease component, that is, the lease of the office space. Non-lease components such as payment of building operating costs and share in real property taxes were accounted for separately and were not considered as part of the total lease payments. The lease was classified as an operating lease.

The following table provides additional details of the office space lease presented in the condensed consolidated balance sheet as of June 30, 2021:

Operating lease - right-of-use asset	$1,085

Operating lease liability, current	199
Operating lease liability, net of current portion	907
Total	$1,106

Weighted-average remaining life (years)	3.17
Weighted-average discount rate	21.10%

Lease cost included in the general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 was approximately $21,000.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability as of June 30, 2021:

Remainder of 2021	$169
2022	510
2023	526
2024	357
Total undiscounted operating lease payments	1,562
Imputed interest expenses	(456)
Total operating lease liability	1,106
Less: Operating lease liability, current	199
Operating lease liability, net of current portion	$907

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

Master Services Agreement (“MSA”)

On June 24, 2019, the Company entered into an MSA for clinical research organization services (the “2019 MSA”) and a service order under such 2019 MSA with Integrium, LLC (“Integrium”). The service order supports the Company’s study to evaluate the effect of Mytesi on gastrointestinal microbiome in people living with HIV. The 2019 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of June 30, 2021, the remaining commitment under the 2019 MSA is $86,000.

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of June 30, 2021, the remaining commitment under the 2020 MSA is $11.5 million.

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

On May 27, 2021, the final settlement approval hearing was held. The court gave the final approval to the proposed settlement and the entire settlement consideration will be provided by the Company’s director and officer liability insurance carrier. Under the loss recovery model in ASC 450 and in reference to ASC 410, the ultimate net income effect of the recognized loss and the insurance proceeds directly related to the recognized loss is zero.

As of June 30, 2021 and December 31, 2020, the Company concluded not to record any loss contingency and insurance recovery.

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

7. Debt

Notes payable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Royalty Interest	$37,000	$30,000
Streeterville Note	6,933	—
Insurance Financing	1,045	95
Tempesta Note	400	450
Oasis Secured Borrowing	—	1,822
Exchange Note 2	—	1,525
	45,378	33,892
Less: unamortized discount and debt issuance costs	(20,038)	(17,682)
Note payable, net of discount	$25,340	$16,210
Notes payable - non-current, net	$24,195	$12,421
Notes payable - current, net	$1,145	$3,789

Future maturities of the notes payable not designated at FVO as of June 30, 2021 are as follows:

(in thousands)	Amounts
As of June 30,
2022	$1,145
2023	8,028
2024	16,764
2025	4,570
2026	7,938
38,445
Less: unamortized discount and debt issuance costs	(20,038)
Total	$18,407

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

The Royalty Interest amount of $12.0 million was classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Iliad will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 34.51%.

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

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,764,705 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%. As of June 30, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 77.09%.

Interest expense for the three and six months ended June 30, 2021 was $952,000 and $2.0 million, respectively. As of June 30, 2021 and December 31, 2020, the carrying value of the debt is $4.9 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of June 30, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 23.70%.

Interest expense for the three and six months ended June 30, 2021 was $701,000 and $1.4 million, respectively. As of June 30, 2021 and December 31, 2020, the carrying value of the debt is $6.7 million and $6.0 million, respectively.

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

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of June 30, 2021, the forecasted future revenues remained the same based on management assessment, thus, the discount rate remained at 19.36%.

Interest expense for the three and six months ended June 30, 2021 was $377,000 and $439,000, respectively. As of June 30, 2021, the carrying value of the debt is $5.3 million.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with lechlemer for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of lechlemer for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of Lechlemer for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2021, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of June 30, 2021, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2021, no default has occurred.

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

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. At June 30, 2021, the fair value was determined to be $6.9 million. For the three and six months ended June 30, 2021, the net increase in the fair value of $481,000 and $933,000, respectively, were recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

Insurance Premium Financing

In May 2020, the Company entered into a financing agreement for $873,000 for a portion of the Company’s annual insurance premiums. The balance is due in monthly installments over nine months with an annual interest rate of 4.15%. The financing balance was zero and $95,000 at June 30, 2021 and December 31, 2020, respectively.

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the three and six months ended June 30, 2021 was $1,000. The financing balance was $68,000 at June 30, 2021.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2021 was $1,000. The financing balance was $977,000 at June 30, 2021.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three and six months ended June 30, 2021 was $2,000 and $5,000, respectively. At June 30, 2021 and December 31, 2020, the net carrying value of the note was $400,000 and $450,000, respectively.

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

During 2020, the Company made the required payments to Oasis for the first five sale with total payments equalling to $8.0 million and the related notes payable were extinguished.

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

Exchange Note 2

In May 2019, CVP and the Company agreed to exchange two Napo convertible notes for a single CVP Note (“Exchange Note 1”). Per agreement, in consideration of the extension of the maturity date of Exchange Note 1 from December 31, 2019 to December 31, 2020, the Company issued a note (“Exchange Note 2”) with a principal balance of $2.3 million. The maturity date of Exchange Note 2 is December 31, 2020, with an interest rate of 10%. Between September 2020 and November 2020, the Company and CVP entered into a series of note exchange agreements pursuant to which the Company made prepayments of principal and related accrued interest of an aggregate amount of $5.0 million, in lieu of making cash payments to CVP on Exchange Note 1, by issuing a total of 20,221,724 shares of the Company’s common stock to CVP. The series of exchanges was accounted for as an extinguishment which resulted in a loss of $560,000. As of December 31, 2020, the carrying value of Exchange Note 1 was zero.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 15,889,871 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of June 30, 2021 and December 31, 2020, there were no Series D Perpetual Preferred shares outstanding.

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

As of June 30, 2021 and December 31, 2020, the carrying value of Exchange Note 2, net of discount, was zero and $1.4 million, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(unaudited)
Warrants outstanding, beginning balance	7,205,454	19,421,892
Issuances	506,250	22,048,278
Exercises	(6,021,350)	(34,264,393)
Expirations and cancelations	—	(323)
Warrants outstanding, ending balance	1,690,354	7,205,454

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

During the six months ended June 30, 2021, certain holders of the Series 3 Warrants agreed to exercise a total of 620,750 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

A total of zero and 214,500 Series 3 Warrants were outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

February 2020 Modification of Certain 2019 Bridge Note Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Bridge Note Warrants, pursuant to which the holder agreed to exercise 250,000 Bridge Notes Warrants in consideration of the Company lowering the exercise price of the 250,000 warrants from $2.00 to $0.692. Upon exercise of the warrants, the Company received cash proceeds of $173,000 and, in turn, issued 250,000 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Bridge Note Warrants, the incremental increase of $9,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020.

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

During the six months ended June 30, 2021, an aggregate of 1,331,250 shares of common stock were issued upon the exercise of the Bridge Note Warrants for total proceeds of $652,000.

A total of 571,875 and 1,903,125, 2019 Bridge Notes Warrants were outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

February 2020 Modification of the July 2019 Series 1 Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Series 1 Warrants, pursuant to which the holder agreed to exercise 208,022 Series 1 Warrants in consideration of the Company lowering the exercise price of the 208,022 warrants from $2.00 to $0.6920. Upon exercise of the warrants, the Company received cash proceeds of $144,000 and, in turn, issued 208,022 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 1 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the six months ended
June 30, 2020.

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

During the six months ended June 30, 2021, an aggregate of 1,392,175 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 436,190 and 1,078,365 Series 1 Warrants were outstanding as of June 30, 2021 and
December 31, 2020, respectively.

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

March 5, 2020 Modification of the July 2019 Series 2 Warrants

On March 5, 2020, the Company entered into a warrant exercise agreement with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise 90,940 Series 2 Warrants in consideration of the Company lowering the exercise price of the 90,940 warrants from $2.00 to $0.6050. Upon exercise of the warrants, the Company received cash proceeds of $55,000 and, in turn, issued 90,940 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 2 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the six months ended
June 30, 2020.

March 23, 2020 Modification of the July 2019 Series 2 Warrants

On March 23, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (see Note 9) with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the Series 2 Warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000, or $628,000 net of $25,000 of issuance costs. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $65,000. Because the modification applied to a sole holder of Series 2 Warrants, the $65,000 increase in fair value was recorded as an expense in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification, and as of
June 30, 2020, all 8,280,000 Series 2 Warrants have been exercised.

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

During the six months ended June 30, 2021, an aggregate of 1,427,175 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $700,000.

A total of 401,190 and 878,365 Series 2 Warrants were outstanding as of June 30, 2021 and
December 31, 2020, respectively.

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

During January 2021, an aggregate of 1,250,000 shares of common stock was issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000. As of June 30, 2021, all December 2019 PIPE Financing Warrants have been exercised.

April 2021 ELOC Warrants

On April 7, 2021, in consideration for Oasis Capital’s entry into the March 2020 ELOC amendment, the Company issued Oasis Capital a common stock purchase warrant (“ELOC Warrants”) exercisable for 100,000 shares of common stock with an exercise price per share equal to $1.87 on the date of the amendment. The warrants were valued at $172,000 using the Black-Scholes option pricing model as follows: exercise price of $1.87 per share, stock price of $1.87 per share, expected life of five years, volatility of 156%, and a risk-free rate of 0.87%. The warrants were classified in additional paid-in-capital.

9. Preferred Stock

At June 30, 2021 and December 31, 2020, preferred stock consisted of the following:

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

In March 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (“Amendment Agreement”) with a Ionic Ventures of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 1,250,000 shares of common stock, in consideration of the Company reducing the warrant exercise price from $2.00 to $0.5227 per share, for gross proceeds to the Company of approximately $653,000 (see Note 8). As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $2.00 to $0.4456, resulting in the application of accounting for modification of preferred stock instruments under ASC 260-10-S99-2 where the difference between the fair value of the consideration transferred and the net carrying amount of the convertible preferred stock is treated as a dividend and must be deducted from net income in arriving at income available to common stockholders. Because the reduction to the conversion price was an inducement, the Company applied the guidance in ASC 470-20, resulting in the recording of an inducement charge of $1.6 million in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

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

As of June 30, 2021 and December 31, 2020, there were no Series B-2 Convertible Preferred shares outstanding.

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

As of June 30, 2021 and December 31, 2020, there were no Series C Perpetual Preferred shares outstanding.

10. Stockholders' Equity

As of June 30, 2021 and December 31, 2020, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
Options issued and outstanding	6,924,063	4,456,748
Inducement options issued and outstanding	452,642	114,892
Options available for grant under stock option plans	3,486,818	596,597
Restricted stock unit awards issued and outstanding	5,613	5,613
Warrants issued and outstanding	1,690,354	7,205,454
Total	12,559,490	12,379,304

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

Reverse Stock-splits

On December 22, 2020, the Company obtained approval through a special shareholders meeting held on December 9, 2020 to effect a reverse split of the Company’s issued and outstanding voting common stock at a ratio not less than 1-for-2 and not greater than 1-for-20. As of June 30, 2021, the reverse stock split has not yet been effectuated.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 52,000 common shares to Oasis for gross proceeds of $22,627. As of June 30, 2021 and December 31, 2020, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

On April 7, 2021, the Company entered into an amendment to the March 2020 ELOC with Oasis Capital, pursuant to which the parties agreed to increase (i) the purchase price from $0.436 to $3.00 and (ii) the threshold price from $0.5014 to $3.45. In consideration for Oasis Capital’s entry into the amendment, the Company issued Oasis Capital a common stock purchase warrant (“ELOC Warrants”) exercisable for 100,000 shares of common stock with an exercise price per share equal to $1.87 on the date of the amendment.

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

As of June 30, 2021, all shares under the ATM Agreement have been issued.

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

On April 29, 2021, the Company entered into another securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering through Ladenburg as the placement agent, an aggregate of 7,647,000 shares of common stock, par value $0.0001 per share, at an offering price of $1.41 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000.

Subscription Agreement

On June 1, 2021, the Company entered into a subscription agreement with a privately held Dragon SPAC S.p.A. (the “SPAC”) and its sponsor, pursuant to which the SPAC agreed to issue and sell, in a private placement by the SPAC directly to the Company, units of the SPAC, with each unit consisting of one ordinary share of the SPAC and a warrant to purchase a share, for gross proceeds of approximately €8.8 million (corresponding, as at June 1, 2021, to $10.8 million). The SPAC is an Italy special purpose acquisition company formed for the purpose of entering into a business combination with Napo EU, with the aim of developing the pharmaceutical activities of the SPAC/Napo EU combined entity in Europe. Each warrant will entitle the holder thereof to purchase one share at an exercise price of €10 per share at any time prior to the earlier of (i) the 10-year anniversary of the consummation of the business combination and (ii) the five-year anniversary of the listing of the combined entity on a public exchange. This subscription agreement is non-binding and is subject to execution of a master agreement. No stock or warrants have been issued as of balance sheet date.

11. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 384 option shares outstanding at June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, there were 6,923,679 options outstanding and 3,439,386 options available for grant. As of December 31, 2020, there were 4,456,364 options outstanding and 211,415 options available for grant.

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

As of June 30, 2021, there were 452,568 options outstanding and 47,432 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the six months ended June 30, 2021 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2020	596,597	4,571,566	5,613	$4.23	8.71	$364
Additional shares authorized	5,701,118	—	—	—		—
Options granted	(2,858,958)	2,858,958	—	1.87		—
Options exercised	—	(5,832)	—	0.45		—
Options canceled	48,061	(48,061)	—	5.58		—
Outstanding at June 30, 2021	3,486,818	7,376,631	5,613	$3.31	8.81	$1,424
Exercisable at June 30, 2021		3,129,246		$5.60	8.16	$548
Vested and expected to vest at June 30, 2021		6,720,508		$3.47	8.74	$1,311

*Fair market value of JAGX common stock on June 30, 2021 was $1.58 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

No options were exercised in the six months ended June 30, 2021 and 2020.

The weighted average grant date fair value of stock options granted was $1.75 and $0.41 per share during the six months ended June 30, 2021 and 2020, respectively.

The number of options that vested in the six months ended June 30, 2021 and 2020 was 895,484 and 702,364, respectively. The grant date weighted average fair value of options that vested in the six months ended June 30, 2021 and 2020 was $1.57 and $2.21, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and six months ended June 30, 2021 and 2020, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Research and development expense	$366	$203	$531	$405
Sales and marketing expense	68	57	121	113
General and administrative expense	597	489	1,015	991
Total	$1,031	$749	$1,667	$1,509

As of June 30, 2021, the Company had $5.4 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 2.09 years.

The fair value of options granted during the six months ended June 30, 2021 and 2020, respectively, were calculated using the range of assumptions set forth below:

	Six Months Ended
	June 30,
	2021	2020

	(unaudited)
Volatility	163.8 - 164.0%	150.1 - 172.4%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.5 - 1.0%	0.3 - 0.5%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2021.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(14,081)	$(10,597)	$(26,090)	$(19,013)
Shares used to compute net loss per common share, basic and diluted	134,436,463	23,890,931	129,951,263	19,516,419
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.44)	$(0.20)	$(0.97)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the six months ended June 30, 2021 and 2020 because their inclusion would be anti-dilutive.

	Six Months Ended
	June 30,
	2021	2020

	(unaudited)
Options issued and outstanding	6,924,063	4,455,101
Inducement options issued and outstanding	452,642	3,392
Restricted stock units issued and outstanding	5,613	5,613
Warrants issued and outstanding	1,690,354	16,991,395
Series A convertible preferred stock	—	473,565
Series B convertible preferred stock	—	—
Series B-2 convertible preferred stock	—	1,431,460
Total	9,072,672	23,360,526

13. Segment Information

The Company has two reportable segments-human health and animal health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing of human products and the ongoing commercialization of Mytesi, which is approved by the U.S. FDA for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments net revenues and net loss for the three and six months ended June 31, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$379	$3,153	$1,586	$3,988
Animal Health	6	14	39	48
Consolidated Totals	$385	$3,167	$1,625	$4,036

Segment net loss
Human Health	$(6,749)	$(1,609)	$(10,691)	$(4,809)
Animal Health	(7,332)	(7,629)	(15,399)	(12,365)
Consolidated Totals	$(14,081)	$(9,238)	$(26,090)	$(17,174)

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Segment assets
Human Health	$43,644	$34,201
Animal Health	118,211	79,760
Total	$161,855	$113,961

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Total assets for reportable segments	$161,855	$113,961
Less: Investment in subsidiary	(29,241)	(29,241)
Less: Intercompany loan	(63,075)	(41,877)
Consolidated Totals	$69,539	$42,843

14. Subsequent Events

SPAC Private Placement

On July 19, 2021, the Company and Dragon SPAC issued a joint press release announcing the closing of the previously announced private placement by Dragon SPAC for gross proceeds of approximately $10.8 million. Net proceeds from the private placement will be used to fund Dragon SPAC's contemplated business combination with Napo EU and the activities of the combined entity resulting from the merger.

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

Overview

We are a commercial stage pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products on a global basis. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (“crofelemer”) product is approved by the U.S. Food and Drug Administration for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Napo's wholly owned Italian subsidiary, Napo EU S.p.A., focuses on expanding crofelemer access in Europe and is the named target of Dragon SPAC S.p.A.

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013. Napo formed Jaguar to develop and commercialize animal health products. Effective as of December 31, 2013, Jaguar was a wholly-owned subsidiary of Napo, and Jaguar was a majority-owned subsidiary of Napo until the close of the Company's initial public offering on May 18, 2015. On July 31, 2017, the merger of Jaguar Animal Health, Inc. and Napo became effective, at which point Jaguar Animal Health's name changed to Jaguar Health, Inc. and Napo began operating as a wholly-owned subsidiary of Jaguar focused on human health and the ongoing commercialization of, and development of follow-on indications for, Mytesi. Most of the activities of the Company are now focused on the commercialization of Mytesi and development of follow-on indications for crofelemer and a second-generation anti-secretory product, lechlemer. In the field of animal health, we have limited activities which are focused on developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves, foals, and equine athletes.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer —upon which to build global partnerships. As previously announced, Jaguar, through Napo, now holds extensive global rights for Mytesi, and crofelemer manufacturing is being conducted at a multimillion-dollar, FDA-compliant commercial manufacturing facility. Additionally, several of the drug product candidates in Jaguar's Mytesi pipeline are backed by what we believe are strong Phase 2 and proof of concept evidence from completed human clinical trials.

Crofelemer is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Crofelemer is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea (“CTD”); orphan-drug indications for symptomatic relief of diarrhea in infants and children with congenital diarrheal disorders (“CDD”) and for adult and pediatric patients for intestinal failure with short bowel syndrome (“IF-SBS”); supportive care for diarrhea relief in inflammatory bowel diseases (“IBD”); diarrhea-predominant irritable bowel syndrome (“IBS-D”); and for idiopathic/functional diarrhea. In addition, a second-generation anti-secretory agent, lechlemer, is in development for cholera. Crofelemer previously received orphan-drug designation for SBS in the U.S.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $26.1 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively. As of
June 30, 2021, we had a total stockholders' equity of $31.8 million, an accumulated deficit of $193 million, and cash of $31.9 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the six months ended June 30, 2021 and 2020.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Our significant account policies are described in Note 2 of the condensed consolidated financial statements. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended
December 31, 2020.

Results of Operations

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Product revenue	$1,625	$4,036	$(2,411)	(59.7)%
Total revenue	1,625	4,036	(2,411)	(59.7)%
Operating Expenses
Cost of product revenue	1,247	1,707	(460)	(26.9)%
Research and development	6,285	2,987	3,298	110.4%
Sales and marketing	4,330	3,199	1,131	35.4%
General and administrative	8,477	6,905	1,572	22.8%
Series 3 warrants inducement expense	1,462	3,696	(2,234)	(60.4)%
ELOC warrants inducement expense	172	—	172	100.0%
Series B convertible preferred stock inducement expense	—	1,647	(1,647)	(100.0)%
Total operating expenses	21,973	20,141	1,832	9.1%
Loss from operations	(20,348)	(16,105)	(4,243)	26.3%
Interest expense	(3,909)	(678)	(3,231)	476.5%
Loss on extinguishment of debt	(753)	—	(753)	100.0%
Change in fair value of financial instruments and hybrid instrument designated at FVO	(1,074)	(387)	(687)	177.5%
Other expense, net	(6)	(4)	(2)	50.0%
Loss before income tax	(26,090)	(17,174)	(8,916)	51.9%
Income tax expense	—	—	—	100.0%
Net loss	(26,090)	(17,174)	(8,916)	51.9%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(983)	983	(100)%
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	(856)	856	(100)%
Net loss attributable to common shareholders	$(26,090)	$(19,013)	$(7,077)	37.2%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Gross product sales
Mytesi	$9,480	$7,592	$1,888	24.9%
Neonorm	39	48	(9)	(18.8)%
Total gross product sales	9,519	7,640	1,879	24.6%
Medicaid rebates	(2,451)	(660)	(1,791)	271.4%
Sales discounts	(4,332)	(2,089)	(2,243)	107.4%
Sales returns	(68)	(96)	28	(29.2)%
Wholesaler fee	(1,043)	(759)	(284)	37.4%
Net product sales	$1,625	$4,036	$(2,411)	(59.7)%

Our gross product revenues were $9.5 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $9.5 million and $7.6 million in the six months ended
June 30, 2021 and 2020, respectively. The increase in sales of Mytesi is due to the combined effect of the 230% increase in sales price implemented in April 2020 and offset by 44% of the bottles sold at a lower WAC during the six months ended June 30, 2020. Bottles sold in the six months ended June 30, 2021 as compared to the same period of 2020 decreased by 13% due to the partial transition from a Title Model to selling directly through the Specialty Pharmacy distribution networks.

Sales discounts and sales returns were $4.4 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $2.2 million, attributed largely to the estimated allowance for chargebacks and rebates on sales. Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $2.5 million and $660,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.8 million. The increase in sales discounts and rebates is due to the WAC increase implemented by the Company in April 2020 which resulted in higher government rebates from Medicaid, ADAP, public health services programs, and includes approximately $800,000 in chargebacks from the State of California. Wholesaler fee increased $284,000 from $759,000 in the six months ended June 30, 2020 to $1.0 million in the same period in 2021 due to the partial transition from a Title Model to selling directly through the Specialty Pharmacy distribution networks.

Animal

Our Neonorm product revenues were $39,000 and $48,000 for the six months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses for Neonorm products are not significant during 2021 and none during the same period in 2020.

Cost of Product Revenue

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Cost of Product Revenue
Material cost	$690	$1,010	$(320)	(31.7)%
Direct labor	410	347	63	18.2%
Distribution fees	75	138	(63)	(45.7)%
Other	72	212	(140)	(66.0)%
Total	$1,247	$1,707	$(460)	(26.9)%

Cost of product revenue decreased $460,000 from $1.7 million in the six months ended June 30, 2020 to $1.2 million for the same period in 2021. The decrease in the cost of product revenue period over period was largely attributable to the decrease in the cost of materials for the bottles sold amounting to $422,000 and due to non-recurring write-off of non-conforming inventory in the six months ended June 30, 2020 amounting to $117,000. There was no write-off in the six months ended June 30, 2021. These were largely offset by the increases in salaries due to additional headcount and other fees of $79,000.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the six months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$2,020	$604	$1,416	234.4%
Personnel and related benefits	1,869	812	1,057	130.2%
Stock-based compensation	531	405	126	31.1%
Materials expense and tree planting	168	47	121	257.4%
Travel, other expenses	4	41	(37)	(90.2)%
Other	1,693	1,078	615	57.1%
Total	$6,285	$2,987	$3,298	110.4%

The change in R&D expense of $3.3 million in the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

●	Clinical and contract manufacturing expenses increased $1.4 million from $604,000 in the six months ended June 30, 2020 to $2.0 million in the same period in 2021 primarily due to increased clinical trial activities related to the start-up of CTD and other indications.
●	Personnel and related benefits increased $1.1 million from $812,000 in the six months ended June 30, 2020 to $1.9 million in the same period in 2021 due to a $554,000 increase in bonus and $503,000 increase in salaries and benefits largely from the additional headcount.
●	Other expenses consisting primarily of consulting, formulation and regulatory fees increased $615,000 from $1.1 million in the six months ended June 30, 2020 to $1.7 million in the same period in 2021. Consulting expenses increased due to an increase in clinical trial consultants, which is consistent with the increased activity in the development of multiple follow‑on indications for crofelemer. Direct R&D testing costs also increased due to an increase in R&D work.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,881	$1,673	$208	12.4%
Direct marketing fees and expense	1,840	955	885	92.7%
Stock-based compensation	121	113	8	7.1%
Other	488	458	30	6.6%
Total	$4,330	$3,199	$1,131	35.4%

The change in S&M expense of $1.1 million in the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

●	Direct marketing fees and expenses increased $885,000 from $955,000 in the six months ended
June 30, 2020 to $1.8 million in the same period in 2021 due to increased costs related to the patient access programs and increased Mytesi marketing initiatives.
●	Personnel and related benefits increased $208,000 from $1.7 million in the six months ended June 30, 2020 to $1.9 million in the same period in 2021 due to a $145,000 increase in bonus and $63,000 increase in salaries and benefits largely from the additional headcount.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,763	$914	$849	92.9%
Public company expense	1,481	419	1,062	253.5%
Legal services	1,069	1,385	(316)	(22.8)%
Stock-based compensation	1,015	991	24	2.4%
Audit, tax and accounting services	700	272	428	157.4%
Third-party consulting services	373	576	(203)	(35.2)%
Rent and lease expense	99	412	(313)	(76.0)%
Travel, other expenses	15	26	(11)	(42.3)%
Other	1,962	1,910	52	2.7%
Total	$8,477	$6,905	$1,572	22.8%

The change in G&A expenses of $1.6 million in the six months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

●	Public company expense increased $1.1 million from $419,000 in the six months ended June 30, 2020 to $1.5 million in the same period in 2021, largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.

●	Personnel and related benefits increased $849,000 from $914,000 in the six months ended June 30, 2020 to $1.8 million in the same period in 2021, due to $526,000 increase in bonus and increase of $323,000 in salaries and benefits largely due to the additional resources.
●	Audit, tax and accounting services fees increased $428,000 from $272,000 in the six months ended
June 30, 2020 to $700,000 in the same period in 2021 mostly due to the increased audit fees related to complex debt and equity transactions.
●	Legal services decreased $316,000 from $1.4 million in the six months ended June 30, 2020 to $1.1 million in the same period in 2021 primarily due to a decrease in fees related to legal proceedings and other regulatory filings.
●	Rent and lease expense decreased $313,000 from $412,000 in the six months ended June 30, 2020 to $99,000 in the same period in 2021 as a result of the transfer to a lower-cost facility and the occupancy of less space.
●	Third-party consulting services fees decreased $203,000 from $576,000 in the six months ended
June 30, 2020 to $373,000 in the same period in 2021 due to the switch to full-time employees instead of consultants in the Finance department.

Series 3 Warrants Inducement Expense

The decrease in the Series 3 Warrants inducement expense of $2.2 million is due to the following:

●	In January 2021, the Company issued 406,250 Series 3 Warrants to a certain investor for the exercise of 406,250 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.
●	In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Warrants and inducement offer, the Company issued unregistered Series 3 warrants to purchase 8,670,852 shares of common stock. These Series 3 warrants were valued at $3.7 million using the Black- Scholes-Merton option pricing model on the issuance date.

ELOC Warrants Inducement Expense

In April 2021, in consideration for Oasis Capital’s entry into the amendment to the March 2020 Equity Line of Credit, the Company issued Oasis Capital a common stock purchase warrant exercisable for 100,000 shares of common stock with an exercise price per share equal to $1.87 on the date of the amendment. These warrants were valued at $172,000 on the issuance date.

Series B Convertible Preferred Stock Inducement Expense

On March 24, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement with a holder of its Series 2 warrants previously issued in the Company’s registered public offering on July 23, 2019, pursuant to which the holder agreed to exercise in cash its warrants to purchase an aggregate of 1,250,000 shares of common stock, at a reduced exercise price of $0.5227 per share for gross proceeds to the Company of approximately $653,000. As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $2.00 to $0.4456. The modification of the conversion price of the Series B Convertible Preferred shares was qualitatively considered an extinguishment and the Company followed the guidance in ASC 260-10-S99-2 and recorded an expense of $1.6 million and derecognizing the Series B Convertible Preferred shares.

Interest Expense

Interest expense increased $3.2 million from $678,000 in the six months ended June 30, 2020 to $3.9 million for the same period in 2021 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from zero in the six months ended June 30, 2020 to $753,000 in the same period in 2021 is due to the $753,000 extinguishment loss from the exchange of the outstanding balance of Exchange Note 2 for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $687,000 from a loss of $387,000 in the six months ended June 30, 2020 to a loss of $1.1 million for the same period in 2021 primarily due to net losses incurred on the change in fair value of liability classified warrants and notes payable designated at FVO.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
	2021	2020	Variance	Variance %
(in thousands)
Product revenue	$385	$3,167	$(2,782)	(87.8)%
Operating expenses
Cost of product revenue	664	1,031	(367)	(35.6)%
Research and development	3,870	1,405	2,465	175.4%
Sales and marketing	2,191	1,730	461	26.6%
General and administrative	5,068	3,756	1,312	34.9%
Series 3 warrants inducement expense	—	3,696	(3,696)	(100.0)%
ELOC warrants inducement expense	172	—	172	100.0%
Total operating expenses	11,965	11,618	175	1.5%
Loss from operations	(11,580)	(8,451)	(3,129)	37.0%
Interest expense	(2,009)	(479)	(1,530)	319.4%
Other income (expense), net	(17)	78	(95)	(121.8)%
Change in fair value of financial instruments and hybrid instrument designated at FVO	(475)	(386)	(89)	23.1%
Loss before income tax	(14,081)	(9,238)	(4,843)	52.4%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(14,081)	(9,238)	(4,843)	52.4%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(503)	503	(100)%
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	(856)	856	(100)
Net loss attributable to common shareholders	$(14,081)	$(10,597)	(3,484)	32.9%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Gross product sales
Mytesi	$4,922	$6,288	$(1,366)	(21.7)%
Neonorm	6	14	(8)	(57.1)%
Total gross product sales	4,928	6,302	(1,374)	(21.8)%
Medicaid rebates	(1,354)	(592)	(762)	128.7%
Sales discounts	(2,600)	(1,828)	(772)	42.2%
Sales returns	(48)	(78)	30	(38.5)%
Wholesaler fees	(541)	(637)	96	(15.1)%
Net product sales	$385	$3,167	$(2,782)	(87.8)%

Our gross product revenues were $4.9 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and specialty pharmacies. Our gross revenues from the sale of Mytesi were $4.9 million and $6.3 million in the three months ended June 30, 2021 and 2020, respectively. The decrease of $1.4 million or 21.7% in sales of Mytesi is largely due to the partial transition from a Title Model to selling directly through the Specialty Pharmacy distribution networks.

Sales discounts and sales returns were $2.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $742,000 attributed largely to the estimated allowance for chargebacks and rebates on sales. Medicaid and ADAP rebates were $1.4 million and $592,000 for the three months ended June 30, 2021 and 2020, respectively, an increase of $762,000. The increase in sales discounts and rebates is due to the WAC increase implemented by the Company in April 2020 which resulted in higher government rebates from Medicaid, ADAP, other public health services programs, and includes approximately $800,000 in chargebacks from the State of California. Wholesaler fee decreased $96,000 from $637,000 in the three months ended June 30, 2020 to $541,000 in the same period in 2021 due to the partial transition from a Title Model to selling directly through the Specialty Pharmacy distribution networks.

Animal

Our Neonorm product revenues were $6,000 and $14,000 for the three months ended June 30, 2021 and 2020, respectively. Sales and marketing expenses for Neonorm products are not significant during 2021 and none during the same period in 2020.

Cost of Product Revenue

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Cost of Product Revenue
Material cost	$421	$678	$(257)	(37.9)%
Direct labor	191	198	(7)	(3.5)%
Distribution fees	14	94	(80)	(85.1)%
Other	38	61	(23)	(37.7)%
Total	$664	$1,031	$(367)	(35.6)%

Cost of product revenue decreased $367,000 from $1.0 million in the three months ended June 30, 2020 to $664,000 for the same period in 2021. The decrease of $367,000 in cost of product revenue over the period was largely attributable to the decrease in sales.

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,360	$436	$924	211.9%
Clinical and contract manufacturing	1,154	198	956	482.8%
Stock-based compensation	366	203	163	80.3%
Materials expense and tree planting	95	10	85	850.0%
Travel, other expenses	4	41	(37)	(90.2)%
Other	891	517	374	72.3%
Total	$3,870	$1,405	$2,465	175.4%

The change in R&D expense of $2.5 million the three months ended June 30, 2021 compared the same period in 2020 was due primarily to:

●	Clinical and contract manufacturing expense increased $956,000 from $198,000 in the three months ended June 30, 2020 to $1.2 million in the same period in 2021 primarily due to increased clinical trial activities related to the start-up of CTD and other indications.
●	Personnel and related benefits increased $924,000 from $436,000 in the three months ended June 30, 2020 to $1.4 million in the same period in 2021 due to a $554,000 increase in bonus and $370,000 increase in salaries and benefits largely from the additional headcount.
●	Other expenses consisting primarily of consulting, formulation and regulatory fees increased $374,000 from $517,000 in the three months ended June 30, 2020 to $891,000 in the same period in 2021. Consulting expenses increased due to an increase in clinical trial consultants, which is consistent with the increased activity in development of multiple follow‑on indications for crofelemer. Direct R&D testing costs also increased due to an increase in R&D work.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,055	$878	$177	20.2%
Direct marketing fees and expense	928	577	351	60.8%
Stock-based compensation	68	57	11	19.3%
Other	140	218	(78)	(35.8)%
Total	$2,191	$1,730	$461	26.6%

The change in S&M expense of $461,000 in the three months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

●	Direct marketing fees and expenses increased $351,000 from $577,000 in the three months ended
June 30, 2020 to $928,000 in the same period in 2021 due to increased patient access programs and other Mytesi marketing initiatives.
●	Personnel and related benefits increased $177,000 from $878,000 in the three months ended June 30, 2020 to $1.1 million in the same period in 2021 due to the addition of two new personnel within Commercial Operations.
●	Other expenses decreased $78,000 from $218,000 in the three months ended June 30, 2020 to $140,000 in the same period in 2021 largely due to additional marketing consulting costs of $149,000, offset by reduced travel as a result of the COVID-19 pandemic.

General and Administrative

The following table presents the components of G&A expense for the three months ended June 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Variance	Variance %
General and Administrative:
Public company expense	$1,382	$377	$1,005	266.6%
Personnel and related benefits	1,162	453	709	156.5%
Stock-based compensation	597	489	108	22.1%
Legal services	572	612	(40)	(6.5)%
Third-party consulting services	171	280	(109)	(38.9)%
Audit, tax and accounting services	119	214	(95)	(44.4)%
Rent and lease expense	46	209	(163)	(78.0)%
Travel, other expenses	10	—	10	100.0%
Other	1,009	1,122	(113)	(10.1)%
Total	$5,068	$3,756	$1,312	34.9%

The change in G&A expenses of $1.3 million in the three months ended June 30, 2021 compared to the same period in 2020 was due primarily to:

●	Public company expense increased $1.0 million from $377,000 for the three months ended June 30, 2020 to $1.4 million in the same period in 2021 largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting
●	Personnel and related benefits increased $709,000 from $453,000 in the three months ended June 30, 2020 to $1.2 million in the same period in 2021 due to $522,000 increase in bonus and an increase of $187,000 in salaries and benefits largely due to the additional resources.
●	Stock-based compensation expense increased $108,000 from $489,000 in the three months ended
June 30, 2020 to $597,000 in the same period in 2021 due to the increase in the volume of option grants restricted stock units granted in the second quarter of 2021.
●	Rent and lease expense decreased $163,000 from $209,000 in the three months ended June 30, 2020 to $46,000 in the same period in 2021 as a result of the transfer to a lower-cost facility and the occupancy of less space.
●	Third-party consulting services fees decreased $109,000 from $280,000 in the three months ended
June 30, 2020 to $171,000 in the same period in 2021 due to the switch to full-time employees instead of consultants in the Finance department.
●	Audit, tax and accounting services fees decreased $95,000 from $214,000 in the three months ended
June 30, 2020 to $119,000 in the same period in 2021 mostly due to the decreased audit fees related to complex debt and equity transactions.

Series 3 Warrants Inducement Expense

In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Warrants and inducement offer, the Company issued unregistered Series 3 warrants to purchase 8,670,852 shares of common stock. The Series 3 warrants were valued at $3.7 million using the Black-Scholes-Merton option pricing model. There was no such transactions that occurred in the three months ended June 30, 2021.

ELOC Warrants Inducement Expense

In April 2021, in consideration for Oasis Capital’s entry into the amendment to the March 2020 Equity Line of Credit, the Company issued Oasis Capital a common stock purchase warrant exercisable for 100,000 shares of common stock with an exercise price per share equal to $1.87 on the date of the amendment. These warrants were valued at $172,000 on the issuance date.

Interest Expense

Interest expense increased $1.5 million from $479,000 in the three months ended June 30, 2020 to $2.0 million for the same period in 2021 primarily due to additional interest expense incurred on royalty interest agreements.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $89,000 from a loss of $386,000 in the three months ended June 30, 2020 to a loss of $475,000 for the same period in 2021 primarily due to net losses incurred on the change in fair value of liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2021 and 2020, we had net losses of $26.1 million and $17.2 million, respectively. We expect to incur additional losses in the near-term future. At June 30, 2021, we had an accumulated deficit of $193.0 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $31.9 million, which includes restricted cash of $9.9 million, as of June 30, 2021. We believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Cash provided by financing activities in the six months ended June 30, 2021 were as follows:

●	During January 2021, an aggregate of 1,250,000 shares of common stock was issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000.

●	On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 4,437,870 shares of common stock, par value $0.0001 per share, at an offering price of $3.38 per share for net proceeds of approximately $13.5 million.

●	On January 19, 2021, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured promissory note in the aggregate principal amount of $6.2 million for an aggregate purchase price of $6.0 million.

●	During January and February 2021, the Company issued an aggregate of 2,009,554 shares under the ATM Agreement for total net proceeds of $5.4 million.

●	On March 8, 2021, the Company entered into a Royalty Purchase Agreement with Streeterville, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million. Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.

●	Between January to March 2021, an aggregate of 4,150,600 shares of common stock were issued upon the exercise of Series 1, Series 2 and Bridge Note Warrants for total proceeds of $2.0 million.

●	On April 29, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 7,647,000 shares of common stock, par value $0.0001 per share, at an offering price of $1.41 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000.

We expect our expenditures will continue to increase as we continue our efforts to develop our products and continue the development of our pipeline in the near term. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, including but not limited to the contemplated merger transaction between the Dragon SPAC S.p.A. (the “SPAC”) and Napo EU and associated licensing arrangement that is currently under discussions, it would have a negative effect on our operating plan. We still plan to finance our operations and capital funding needs through equity and/or debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund operating needs or ultimately achieve profitability. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute our business plan.

Cash Flows for the Six Months Ended June, 2021 Compared to the Six Months Ended June 30, 2020

The following table shows a summary of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Total cash used in operating activities	$(16,615)	$(8,298)
Total cash used in investing activities	(6)	(7)
Total cash provided by financing activities	40,443	7,437
Net increase (decrease) in cash	$23,822	$(868)

Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities of $16.6 million resulted from our net loss of $26.1 million adjusted by the amortization of debt discounts and debt issuance costs of $2.4 million, stock-based compensation of $1.7 million, Series 3 Warrants inducement expense of $1.5 million, change in fair value of financial instrument and hybrid instruments designated at FVO of $1.1 million, depreciation and amortization expenses of $861,000, loss on extinguishment of debt of $753,000, Series 3 Warrants inducement expense of $172,000, derecognition of debt discount on the settlement of receivables secured borrowing of $49,000, amortization of operating lease right-of-use asset of $1,000, and changes in operating assets and liabilities of $1.0 million.

During the six months ended June 30, 2020, net cash used in operating activities of $8.3 million resulted from our net loss of $17.2 million adjusted by an increase in fair value of warrants, conversion option and derivative liability of $387,000, amortized expense on modifications of warrants of $86,000, depreciation and amortization expenses of $863,000, amortization of debt discounts and debt issuance costs of $309,000, stock-based compensation of $1.5 million, other stock payments of $146,000, amortization of operating lease right-of-use assets of $365,000, inducement charge of $1.6 million on the modification of Series B convertible preferred shares, $3.7 million charge for Series 3 warrants issued as an inducement to exercise equity-classified Series 1, Series 2 and Bridge warrants, loss on assignment of receivables of $15,000, and changes in operating assets and liabilities of $147,000.

Cash Used in Investing Activity

During the six months ended June 30, 2021, cash used in investing activity was $6,000 which consisted of cash used to purchase property and equipment.

During the six months ended June 30, 2020, cash used in investing activity was $7,000 which consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities of $40.4 million consisted of $23.2 million in net proceeds received from shares issued in registered public offering, $11.0 million in net proceeds received from issuance of notes payable, $5.4 million in net proceeds from shares issued in an At the Market offering, $2.0 million in net proceeds received from shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note Warrants, $975,000 in net proceeds received from shares issued in PIPE financing, $2,000 in net proceeds from exercise of stock options, offset by $1.8 million repayment of receivables secured borrowing, $233,000 repayment of insurance financing, $50,000 in principal payments of the notes payable and $35,000 payment of ELOC warrants offering costs.

During the six months ended June 30, 2020, net cash provided by financing activities of $7.4 million consisted of $668,000 in net proceeds received from 1,714,283 shares of common stock issued via a PIPE financing, $350,000 in net proceeds received from issuance of a note payable, $776,000 in insurance premium financings, $2.2 million received from borrowings secured by the Company’s trade receivables, $1.0 million in net proceeds received from exercises of warrants to purchase a total of 1,798,962 shares of common stock $4.1 million in net proceeds received from 9,403,167 shares of common stock issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, and $10,000 in net proceeds received from issuance of other shares of common stock, offset by $1.5 million in principal payments of the note payable and secured borrowings and $185,000 in issuance costs from shares issued as part of the underwriter settlement agreement.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting. This material weakness has not been remediated as of June 30, 2021.

In connection with preparation of our interim financial statements for the three months ended June 30, 2021, we identified a material weakness in our internal control over financial reporting related to our financial statement preparation and review process. The primary factors contributing to the material weaknesses were as follows:

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

By order dated September 20, 2018, the court dismissed the lawsuit for failure to state a claim. Plaintiff was entitled to amend that complaint within 20 days from the date of dismissal. On October 10, 2018, Plaintiff filed a second amended complaint to focus on the Company’s commercial strategy in support of Equilevia and the related disclosure statements in the Form S-4 described above. On November 6, 2018, the Defendants moved to dismiss the second amended complaint. The court denied the Defendants’ motion to dismiss on June 28, 2019. The Company answered the second amended complaint on August 2, 2019; the answer denied the material allegations of the second amended complaint. Following the completion of document discovery, the parties engaged in a mediation that resulted in an agreement in principle to settle the litigation on a class-wide basis for $2.6 million, subject to court approval. Plaintiff filed a motion for preliminary approval of the proposed settlement on December 30, 2020. The court preliminarily approved the proposed settlement, and authorized Plaintiff to provide settlement class members with notice of the proposed settlement, in an order dated February 2, 2021. On May 27, 2021, the final settlement approval hearing was held. The court gave approval to the proposed settlement and the entire settlement consideration will be provided by the Company’s director and officer liability insurance carrier.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be zero in 2021, $6.0 million in 2022, $18.0 million in 2023, $13.8 million in 2024, $7.1 million in 2025, and $3.8 million in 2026.

The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of crofelemer, Mytesi, and lechlemer.

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

Such travel restrictions and shutdowns in business operations may also adversely impact our commercialization of crofelemer, Mytesi, and lechlemer, including limiting the ability of our marketing and sales force to engage with healthcare providers and patient groups, and could result in patients postponing visits to healthcare provider facilities, healthcare providers temporarily closing their offices or restricting patient visits, pharmacies being closed or suffering supply chain disruptions, healthcare provider and/or pharmacy employees being unavailable and general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Mytesi to be prescribed and reimbursed.

COVID-19 continues to rapidly evolve. The extent to which COVID-19, and mutated variants of SARS-CoV-2 – the virus that causes COVID-19, may impact our business, including our supply chain, clinical trials, commercialization of crofelemer, Mytesi, and lechlemer and distribution channels, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2021, pursuant to an exchange agreement dated April 13, 2021, the Company issued 1,764,705 shares of the Company’s common stock to a holder of its royalty interest in exchange for a $3.0 million reduction in the outstanding balance of the royalty interest held by such holder.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on April 8, 2021, there were no unregistered sales of equity securities during the period.

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

4.1

Common Stock Purchase Warrant, dated April 7, 2021, by and between Jaguar Health, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed April 8, 2021, File No. 001-36714).

10.1#

Office Lease Agreement, dated March 25, 2021, by and between Jaguar Health, Inc. and M & E LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed April 8, 2021, File No. 001-36714).

10.2

First Amendment to the Equity Purchase Agreement, dated April 7, 2021, by and between Jaguar Health, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed April 8, 2021, File No. 001-36714).

10.3

Registration Rights Agreement, dated April 7, 2021, by and between Jaguar Health, Inc. and Oasis Capital, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K of Jaguar Health, Inc. filed April 8, 2021, File No. 001-36714).

10.4	Form of Securities Purchase Agreement, dated April 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed April 30, 2021, File No. 001-36714).
10.5#

Subscription Agreement, dated June 1, 2021, by and among Dragon SPAC S.p.A., Napo Pharmaceuticals, Inc. and Joshua Mailman (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed June 4, 2021, File No. 001-36714).

31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 13, 2021
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer