Form 10-Q
period 2021-09-30
Jaguar Health, Inc.
filed 2021-11-17
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021 there were 46,090,931 shares of voting common stock, par value $0.0001 per share, outstanding, 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 673 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets	(unaudited)
Current assets:
Cash	$12,375	$8,090
Accounts receivable	2,111	2,098
Accounts receivable - pledged	—	2,434
Other receivable	94	28
Inventory	4,513	2,782
Prepaid expenses and other current assets	4,912	2,360
Total current assets	24,005	17,792
Advances for future capital investment	10,478	—
Property and equipment, net	658	677
Operating lease - right-of-use asset	1,042	—
Intangible assets, net	23,072	24,337
Other assets	—	37
Total assets	$59,255	$42,843

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$3,786	$4,759
Accrued liabilities	6,084	4,493
Warrant liability	3	179
Operating lease liability, current	297	—
Notes payable, net of discount, current	1,781	3,789
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Total current liabilities	11,951	13,220
Operating lease liability, net of current portion	826	—
Notes payable, net of current portion (includes hybrid instrument designated at FVO amounting to $7.5 million and zero as of September 30, 2021 and December 31, 2020, respectively)	24,926	12,421
Total liabilities	37,703	25,641

Commitments and contingencies (See Note 6)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 46,090,931 and 38,007,420 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; 2,120,786 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	226,728	184,097
Accumulated deficit	(205,181)	(166,899)
Total stockholders' equity	21,552	17,202
Total liabilities, convertible preferred stock and stockholders' equity	$59,255	$42,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Product revenue	$630	$2,773	$2,255	$6,809
Operating expenses
Cost of product revenue	617	784	1,864	2,491
Research and development	3,312	1,522	9,597	4,509
Sales and marketing	2,261	1,529	6,596	4,728
General and administrative	3,969	4,313	12,450	11,218
Series 3 warrants inducement expense	—	—	1,462	3,696
ELOC warrants inducement expense	—	—	172	—
Series B convertible preferred stock inducement expense	—	—	—	1,647
Total operating expenses	10,159	8,148	32,141	28,289
Loss from operations	(9,529)	(5,375)	(29,886)	(21,480)
Interest expense	(2,078)	(581)	(5,988)	(1,259)
Loss on extinguishment of debt	—	—	(753)	—
Change in fair value of financial instruments and hybrid instrument designated at FVO	(565)	(2,104)	(1,639)	(2,491)
Other income (expense), net	(20)	194	(16)	190
Loss before income tax	(12,192)	(7,866)	(38,282)	(25,040)
Income tax expense	—	—	—	—
Net loss	(12,192)	(7,866)	(38,282)	(25,040)
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(349)	—	(1,332)
Stock dividend attributable to Series C perpetual preferred stock	—	(56)	—	(56)
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	—	—	(856)
Net loss attributable to common shareholders	$(12,192)	$(8,271)	$(38,282)	$(27,284)
Net loss per share, basic and diluted	$(0.27)	$(0.62)	$(0.87)	$(3.09)
Weighted-average common shares outstanding, basic and diluted	45,840,262	13,406,088	44,167,885	8,822,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of June 30, 2021	—	$—	—	$—	—	$—	—	$—	45,773,998	$5	2,120,786	$—	$224,769	$(192,989)	$31,785
Shares issued in PIPE financing	—	—	—	—	—	—	—	—	309,242	—	—	—	776	—	776
Shares issued to third party for services	—	—	—	—	—	—	—	—	5,666	—	—	—	16	—	16
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	1,851	—	—	—	2	—	2
Shares issued on conversion of Napo merger common shares	—	—	—	—	—	—	—	—	124	—	—	—	—	—	—
Fractional shares	—	—	—	—	—	—	—	—	50	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,192)	(12,192)
Balances as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	46,090,931	$5	2,120,786	$—	$226,728	$(205,181)	$21,552

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of June 30, 2020	5,524,926	$10,878	—	$—	7,534	$916	—	$—	10,802,796	$1	40,301,237	$4	$150,887	$(150,264)	$1,544
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	—	—	2,749,439	—	—	—	5,993	—	5,993
Shares issued on exercise of Series 1 and Series 2 warrants	—	—	—	—	—	—	—	—	384,751	—	—	—	565	—	565
Series A convertible preferred stock redeemed and Series C perpetual preferred issued under the exchange transaction	(5,524,926)	(11,227)	—	—	—	—	842,500	4,717	—	—	—	—	150	—	4,867
Stock dividend attributable to Series C perpetual preferred stock of $8 per share	—	—	—	—	—	—	7,021	56	—	—	—	—	(56)	—	—
Shares issued to third party for services	—	—	—	—	—	—	—	—	763,158	—	—	—	879	—	879
Shares issued in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	1,587,301	—	—	—	1,498	—	1,498
Accretion to redemption value of redeemable preferred stock	—	349	—	—	—	—	—	—	—	—	—	—	(349)	—	(349)
Fractional shares	—	—	—	—	—	—	—	—	6	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	185	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	675	—	675
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,866)	(7,866)
Balances as of September 30, 2020	—	$—	—	$—	7,534	$916	849,521	$4,773	16,287,636	$1	40,301,237	$4	$160,242	$(158,130)	$7,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2021	—	$—	—	$—	—	$—	—	$—	38,007,420	$4	2,120,786	$—	$184,097	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	—	—	—	—	—	—	—	—	1,383,524	—	—	—	2,034	—	2,034
Shares issued in PIPE financing	—	—	—	—	—	—	—	—	725,906	—	—	—	1,751	—	1,751
Shares issued in At the Market offering, net of issuance and offering costs of $311	—	—	—	—	—	—	—	—	669,850	—	—	—	5,365	—	5,365
Shares issued in registered public offering, net of issuance and offering costs of $2,550	—	—	—	—	—	—	—	—	4,028,290	1	—	—	23,231	—	23,232
Shares issued in extinguishment of Exchange Note 2	—	—	—	—	—	—	—	—	471,202	—	—	—	2,516	—	2,516
Shares issued on exercise of Series 3 warrants	—	—	—	—	—	—	—	—	206,915	—	—	—	1,776	—	1,776
Shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	588,235	—	—	—	2,982	—	2,982
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	—	—	—	—	—	—	—	—	124	—	124
Shares issued on conversion of Napo merger common shares	—	—	—	—	—	—	—	—	726	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	3,147	—	—	—	4	—	4
Shares issued to third party for services	—	—	—	—	—	—	—	—	5,666	—	—	—	16	—	16
Fractional shares	—	—	—	—	—	—	—	—	50	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,832	—	2,832
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,282)	(38,282)
Balances as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	46,090,931	$5	2,120,786	$—	$226,728	$(205,181)	$21,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	Series A		Series B		Series B-2		Series C
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Perpetual Preferred Stock		Common Stock - voting		Common Stock - non-voting		Additional	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balances as of January 1, 2020	5,524,926	$9,895	1,971	$476	10,165	$1,236	—	$—	4,757,683	$1	40,301,237	$4	$142,046	$(133,090)	$10,673
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants	—	—	—	—	—	—	—	—	182,986	—	—	—	392	—	392
Shares issued on exercise of Series 2 warrants and inducement offer conversion of Series B-1 convertible preferred stock	—	—	—	—	—	—	—	—	416,666	—	—	—	2,341	—	2,341
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance costs of $461; May 2020	—	—	—	—	—	—	—	—	2,890,283	—	—	—	3,788	—	3,788
Shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note warrants; June 2020	—	—	—	—	—	—	—	—	244,104	—	—	—	359	—	359
Shares issued on exercise of Series 3 warrants	—	—	—	—			—	—	2,749,439	—	—	—	5,993	—	5,993
Shares issued on exercise of Series 1 and Series 2 warrants	—	—	—	—	—	—	—	—	384,751	—	—	—	565	—	565
Issuance of common stock in PIPE financing, net of issuance costs of $51	—	—	—	—	—	—	—	—	571,427	—	—	—	668	—	668
Shares issued in Underwriter settlement agreement	—	—	—	—	—	—	—	—	33,333	—	—	—	45	—	45
Warrants issued in Underwriter settlement agreement	—	—	—	—	—	—	—	—	—	—	—	—	31	—	31
Underwriter settlement offering cost	—	—	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)
Conversion of Series B-2 convertible preferred stock into common stock	—	—	—	—	(2,631)	(320)	—	—	166,630	—	—	—	320	—	—
Conversion of Series B convertible preferred stock into common stock	—	—	(1,971)	(476)	—	—	—	—	1,474,416	—	—	—	476	—	—
Shares issued to Oasis as consideration under the March 2020 equity purchase agreement	—	—	—	—	—	—	—	—	22,935	—	—	—	33	—	33
Shares issued to Oasis under the March 2020 equity purchase agreement, put option exercise, net of issuance costs of $13	—	—	—	—	—	—	—	—	17,333	—	—	—	10	—	10
Series A convertible preferred stock redeemed and Series C perpetual preferred issued under the exchange transaction	(5,524,926)	(11,227)	—	—	—	—	842,500	4,717	—	—	—	—	150	—	4,867
Stock dividend attributable to Series C perpetual preferred stock of $8 per share	—	—	—	—	—	—	7,021	56	—	—	—	—	(56)	—	—
Shares issued to third party for services	—	—	—	—	—	—	—	—	788,158	—	—	—	916	—	916
Shares issued in exchange of CVP Exchange Notes	—	—	—	—	—	—	—	—	1,587,301	—	—	—	1,498	—	1,498
Accretion to redemption value of redeemable preferred stock	—	1,332	—	—	—	—	—	—	—	—	—	—	(1,332)	—	(1,332)
Fractional shares	—	—	—	—	—	—	—	—	6	—	—	—	—	—	—
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	185	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,184	—	2,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,040)	(25,040)
Balances as of September 30, 2020	—	$—	—	$—	7,534	$916	849,521	$4,773	16,287,636	$1	40,301,237	$4	$160,242	$(158,130)	$7,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(38,282)	$(25,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	3,633	693
Stock-based compensation	2,832	2,184
Series 3 warrants inducement expense	1,462	3,696
Change in fair value of financial instruments and hybrid instrument designated at FVO	1,639	2,491
Depreciation and amortization expense	1,290	1,296
Loss on extinguishment of debt	753	—
ELOC warrants inducement expense	172	—
Derecognition of debt discount on settlement of receivables secured borrowing	49	—
Amortization of operating lease right-of-use-asset	45	553
Shares issued in exchange for services	16	916
Series B convertible preferred stock inducement expense	—	1,647
Expense on modification of warrants	—	86
Shares and warrants issued in Underwriter settlement agreement	—	76
Shares issued as consideration paid under the Oasis Capital Equity Purchase Agreement	—	33
Loss on recourse obligation on secured borrowing	—	30
Changes in assets and liabilities
Accounts receivable	2,421	(2,963)
Other receivable	(66)	(1)
Inventory	(1,731)	(90)
Prepaid expenses and other current assets	(1,369)	(1,061)
Other non-current assets	37	88
Operating lease liabilities	36	(337)
Accounts payable	(986)	4
Accrued expenses	2,002	4,482
Total cash used in operating activities	(26,047)	(11,217)
Cash flows from investing activities
Purchase of equipment	(6)	(7)
Advances for future capital investment	(10,478)	—
Total cash used in investing activity	(10,484)	(7)
Cash flows from financing activities
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $2,550	23,232	—
Proceeds from issuance of notes payable, net of issuance costs of $50 in 2021	10,975	350
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $311	5,365	—
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance and offering costs of $486 in 2020	2,034	5,676
Repayment of receivables secured borrowing	(1,822)	—
Proceeds from issuance of shares in PIPE financing	1,751	668
Proceeds from issuance of insurance financing	—	776
Repayment of insurance financing	(588)	—
Repayment of notes payable	(100)	(3,140)
Payment of ELOC warrants offering costs	(35)	—
Proceeds from exercise of stock options	4	—
Proceeds from sale of receivables, net of debt discount and issuance costs of $640	—	4,542
Issuance costs from shares issued on Underwriter settlement agreement	—	(185)
Proceeds from issuance of common stock on conversion of Oasis Capital an Equity Purchase Agreement put options, net of issuance costs of $13	—	10
Payments of deferred offering costs		(7)
Total cash provided by financing activities	40,816	8,690
Net increase (decrease) in cash	4,285	(2,534)
Cash at beginning of period	8,090	3,883
Cash at end of period	$12,375	$1,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Supplemental schedule of cash flow information
Cash paid for interest	$21	$343
Supplemental schedule of non-cash financing and investing activities
Shares issued in exchange of partial settlement of royalty interest	$2,982	$—
Shares issued on exercise of Series 3 warrants	$1,776	$5,993
Insurance financing	$1,183	$—
Recognition of right-of-use asset and lease liability	$1,087	—
Offering costs included in accounts payable and accrued expenses	$(13)	$166
Accretion to redemption value of Series A contingently redeemable convertible preferred stock	$—	$1,332
Conversion of Series B-2 convertible preferred stock into common stock	$—	$320
Shares issued on exercise of Series B convertible preferred shares	$—	$476
Common stock issued as redemption of notes payable and related interest	$—	$1,498
Extinguishment of Series A redeemable convertible preferred stock	$—	$11,377
Issuance of Series C perpetual preferred stock	$—	$4,717
Issuance of Series D perpetual preferred stock	$—	$6,359
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	$—	$856
Stock dividend attributable to Series C perpetual preferred stock	$—	$56

Cash:
Cash	$12,375	$1,349
Total cash	$12,375	$1,349

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

On March 15, 2021, the Company established Napo EU S.p.A (“Napo EU”) in Italy as a subsidiary of Napo. Napo EU’s mission is to develop and commercialize novel, plant-based, sustainably derived prescription medicines in Europe (excluding Russia) for people with gastrointestinal distress to provide relief and treatment from various gut disorders, their symptoms, and interventions. The initial focus of Napo EU is on pursuing the accelerated conditional marketing authorization pathway from the European Medicines Agency for crofelemer for an important orphan-designated disease: Intestinal failure with short bowel syndrome (SBS-IF) (Note 14).

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $205.2 million as of September 30, 2021. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, including the operations of substantially owned Italian subsidiary, Napo EU S.p.A., which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

Although the Company plans to refinance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with either entities, license royalty agreements, as well as revenue from future product sales, the Company does not believe its current cash balances are sufficient to funds its operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. The Company has an immediate need to raise cash. There can be no assurance that additional funding will be available to the Company on acceptable terms, or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute our business plan; accordingly, there is substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reverse Stock Split

On September 3, 2021, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-3 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective September 8, 2021. The reverse split has been retrospectively reflected in all voting common stock, warrants, and common stock option shares disclosed in these condensed consolidated financial statements. The non-voting common stock and the convertible preferred stock were excluded from the reverse split.

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

There has been no material change to the Company's significant accounting policies during the three and nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended

December 31, 2020 which was filed to SEC on March 31, 2021.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, changes in convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended September 30, 2021, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

Cash and Restricted Cash

Our cash on deposit may exceed United States federally insured limits at certain times during the year. We maintain cash accounts with certain major financial institutions in the United States. Restricted cash represents cash not available to us for immediate and general use.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. Accounts receivable is written off when it has been outstanding for two years or earlier when collection efforts have ceased. Prior to that, the Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in the general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2021 and 2020.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three and nine months ended September 30, 2021 and 2020, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three and nine months ended September 30, 2021, the Company earned Mytesi revenue primarily from three and two pharmaceutical distributors located in the United States, respectively. For the three and nine months ended September 30, 2020, the Company earned Mytesi revenue primarily from one pharmaceutical distributor in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Customer 1	63%	100%	79%	100%
Customer 2	17%	—%	12%	—%
Customer 3	16%	—%	—%	—%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of
September 30, 2021 and December 31, 2020, the Company’s significant customers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30, 2021	December 31,
	(unaudited)	2020
Customer 1	71%	95%
Customer 2	11%	—%
Customer 3	17%	—%

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

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three and nine months ended September 30, 2021 and 2020.

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

In April 2021, the Company entered into an office lease agreement with M & E, LLC, a California Limited Liability Company, to lease approximately 10,526 square feet of office space located in San Francisco, California, inclusive of office space currently covered under the sublease agreement with Peacock. The term of the lease began on September 1, 2021 and will expire on August 31, 2024, unless earlier terminated. The base rent under the lease will be $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The Company’s policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for product that will expire within nine months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

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

As of September 3, 2021, the Company ended its engagement with Cardinal Health as its exclusive third-party logistics distribution agent for commercial sales, fully implementing its Specialty Pharmacies model.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenue from the sale of Mytesi were $406,000 and $2.8 million for the three months ended September 30, 2021 and 2020, respectively. Net revenue from the sale of Mytesi were $1.8 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Animal

The Company recognized Neonorm revenues of $15,000 and $13,000 for the three months ended September 30, 2021 and 2020, respectively. Revenues from the sale of Neonorm were $54,000 and $61,000 for the nine months ended September 30, 2021 and 2020, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Effective April 20, 2021, the Company engaged another private company as an authorized specialty pharmacy provider of Mytesi. Under the Specialty Pharmacy Distribution and Services Agreement, the private company shall sell and dispense the Mytesi directly ordered from the Company at the agreed price to patients within the territories identified in the agreement.

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

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $209,000 and zero for the three months ended September 30, 2021 and 2020, respectively. Net revenue from the sale of Mytesi to the specialty pharmacies were $434,000 and zero for the nine months ended September 30, 2021 and 2020, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and nine months ended
September 30, 2021 and 2020.

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

The Company amended the terms of its October 2020 Purchase Agreement and Exchange Note 2 in the nine months ended September 30, 2021 (see Note 7). The Company did not modify any liability-classified instrument in the three months ended September 30, 2021. The Company also amended the terms of its Exchange Note 1, Exchange Note 2, and March 2020 Purchase Agreement in the three months and nine months ended September 30, 2020 (see Note 7).

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

The Company modified certain equity-classified warrants in the nine months ended September 30, 2020 (see Note 8). The Company did not modify any equity-classified warrants in the three months ended September 30, 2020 and in the three and nine months ended September 30, 2021.

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

The Company modified the terms of its Series B convertible preferred stock in the nine months ended
September 30, 2020 (see Note 9). The Company did not modify any preferred stock in the three months ended September 30, 2020 and in the three and nine months ended September 30, 2021.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2021 and 2020.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$3	$3
Streeterville note	—	—	7,502	7,502
Total fair value	$—	$—	$7,505	$7,505

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$179	$179
Total fair value	$—	$—	$179	$179

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2021
	(unaudited)
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$179	$—
Additions	1,462	6,000
Exercises	(1,775)	—
Change in fair value	137	1,502
Ending fair value of Level 3 liability	$3	$7,502

Warrant Liability

The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at September 30, 2021, were valued at zero and $3,000, respectively, in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability activity for the year ended December 31, 2020 were the November 2016 Series A Warrants, the October 2018 Underwriter Warrants and the May 2020 Series 3 Warrants, which, at December 31, 2020 were valued at zero, $4,000, and $175,000, respectively in the Company’s consolidated balance sheet.

The November 2016 Series A Warrants

The Series A warrant valuation of zero at September 30, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $2.27, a strike price of $2,363 per share, an expected term of 0.66 years, volatility of 170% and a risk-free discount rate of 0.09%. The Series A warrant valuation of zero at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $2.45, a strike price of $2,363 per share, an expected term of 1.41 years, volatility of 148% and a risk-free discount rate of 0.13%. The change in fair value of the warrants for the three and nine months ended September 30, 2021 was zero.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of $3,000 at September 30, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $2.27, a strike price of $158 per share, an expected term of 2.01 years, volatility of 174% and a risk-free discount rate of 0.28%. The October 2018 Underwriter Warrants valuation of $4,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $2.45, a strike price of $158 per share, an expected term of 2.76 years, volatility of 156% and a risk-free discount rate of 0.17%. The change in the fair value of the warrants of $4,000 and $1,000 for the three and nine months ended September 30, 2021, were recorded as a gain in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of September 30, 2021. The May 2020 Series 3 Warrants valuation of $175,000 at December 31, 2020 was computed using the Black-Scholes-Merton pricing model using a stock price of $2.45, a strike price of $0.00 per share, an expected term of 4.89 years, volatility of 142% and a risk-free discount rate of 0.36%. In January 2021, an investor received 135,416 Series 3 Warrants for the exercise of 135,416 2019 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. The fair value of these Series 3 Warrants was $1.5 million on the issuance date. For the nine months ended September 30, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 206,915 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million. The net increase in the fair value of the warrants of zero and $138,000 for the three and nine months ended September 30, 2021, respectively, was recorded as a loss in the change in fair value of financial instruments in the unaudited condensed consolidated statements of operations.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of September 30, 2021 amounting to $6.0 million and $7.5 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note was determined using a comparison of various effective yields on bonds as of the valuation date.

●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”).

●	Weighted probability of cash outflows was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2021	2020	to fair value
Risk Adjusted Discount Rate	6.54% - 21.07% (21.07%)	N/A

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $329,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $329,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100.0 million)	N/A

If expected cash flows by management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.2 million.

If expected cash flows by management considered the highest amount of market indications for vouchers, FV would have increased by $9.1 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.35% - 46.06%	N/A

If expected cash flows by management considered the scenario with the least amount of indicated value, FV would have decreased by $226,000.

If expected cash flows by management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.2 million.

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

As of September 30, 2021, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At September 30, 2021 (unaudited)
Hybrid Instrument:
Streeterville note	$7,502	$6,000	$1,502

4. Balance Sheet Components

Advances for Future Capital Investment

In September 2021, the Company injected $10.5 million cash to Dragon SPAC S.p.A. (the “SPAC”) using the funds from the recent registered direct offering which will be used to fund the SPAC’s contemplated business combination with Napo EU and the activities of the combined entity resulting from the merger.

The advances bear no interest and the proceeds were controlled and kept by the SPAC in an escrow account. If the merger does not take place, the cash will be repaid net of legal and advisory fees. However, the merger became effective November 3, 2021 and the SPAC issued 883,000 ordinary shares, each reserved to the exercise of warrants pursuant to the warrant agreement approved by the SPAC (“Warrant Regulation”) (see Note 14). As a result, the SPAC became a substantially owned subsidiary, with a new legal name, Napo E.U. S.p.A, at the same time, the related advances will be converted to investment at a stand-alone level, and will be eliminated at the consolidated level.

Inventory

Inventory at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Raw Material	$1,206	$1,321
Work in Process	2,202	1,026
Finished Goods	1,105	435
Inventory	$4,513	$2,782

Property and Equipment, net

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Land	$396	$396
Lab equipment	424	418
Clinical equipment	65	65
Software	63	63
Total property and equipment at cost	948	942
Accumulated depreciation	(290)	(265)
Property and equipment, net	$658	$677

Depreciation and amortization expense was $8,000 and $25,000 in the three and nine months ended
September 30, 2021, respectively. Depreciation and amortization expense was $11,000 and $31,000 in the three and nine months ended September 30, 2020, respectively.

Intangible Assets, net

Intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(6,944)	(5,694)
Developed technology, net	18,056	19,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(84)	(69)
Trademarks, net	216	231
Total intangible assets, net	$23,072	$24,337

Amortization expense was $422,000 and $1.3 million for the three and nine months ended September 30, 2021. Amortization expense was $422,000 and $1.3 million for the three and nine months ended September 30, 2020.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2021:

(in thousands)	Amounts
Remainder of 2021	$422
2022	1,687
2023	1,687
2024	1,687
2025	1,687
Thereafter	11,102
$18,272

5. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A Convertible Preferred Stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital was to provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company paid Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1.4 million. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1.1 million in accrued consulting and management fees. For the nine months ended September 30, 2021 and 2020, total fees incurred were zero and $225,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had a balance of zero due to Sagard Capital.

Letter of Credit

On March 24, 2020, the Company entered into a letter of credit agreement with Dr. Charles Conte, the brother of Lisa Conte, the Company’s President, CEO and member of the Company’s board of directors (“BOD”), pursuant to which the Company replaced then existing letter of credit in the amount of $475,000 entered into on August 28, 2018 by the Company with CA-Mission Street Partnership to satisfy the letter of credit requirement in the Company’s office lease agreement with a new letter of credit in the amount of $475,000. In consideration of the new letter of credit, the Company paid Dr. Conte an amount equal to $10,000 per month and agreed to reimburse up to $7,500 for reasonable out-of-pocket expenses incurred. No fees were incurred for the nine months ended September 30, 2021 and 2020. In October 2020, CA-Mission Street Partnership released the letter of credit agreement with Dr. Conte pursuant to the expiration and termination of the office lease agreement between the Company and CA-Mission Street Partnership on September 30, 2020. In October 2020, the Company paid Dr. Conte a prorated amount due through the effective date of the release of the letter of credit of $7,000. As of September 30, 2021 and December 31, 2020, the Company had zero balance due to Dr. Conte.

BOD Cash Compensation

Effective May 2021, the Company’s BOD received cash compensation based on the Director Compensation Program for 2021 which will be paid quarterly. For the three and nine months ended September 30, 2021, the Company paid approximately $35,000 cash compensation to its directors.

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

On August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was zero and $60,000 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there were no remaining commitment under the lease.

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease began on September 1, 2021 and will expire on August 31, 2024, unless terminated earlier. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it, hence the lease term only includes the noncancellable period of three years plus the period of early occupancy.

The base rent under the lease were $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months. The lease agreement only contained one lease component, that is, the lease of the office space. Non-lease components such as payment of building operating costs and share in real property taxes were accounted for separately and were not considered as part of the total lease payments. The lease was classified as an operating lease.

The table below provided additional details of the office space lease presented in the condensed consolidated balance sheet as of September 30, 2021:

Operating lease - right-of-use asset	$1,042

Operating lease liability, current	297
Operating lease liability, net of current portion	826
Total	$1,123

Weighted-average remaining life (years)	2.92
Weighted-average discount rate	21.10%

Lease cost included in the general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was approximately $103,000 and $123,000, respectively.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability as of September 30, 2021:

Remainder of 2021	$126
2022	510
2023	526
2024	357
Total undiscounted operating lease payments	1,519
Imputed interest expenses	(396)
Total operating lease liability	1,123
Less: Operating lease liability, current	297
Operating lease liability, net of current portion	$826

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

Master Services Agreement (“MSA”)

On June 24, 2019, the Company entered into an MSA for clinical research organization services (the “2019 MSA”) and a service order under such 2019 MSA with Integrium, LLC (“Integrium”). The service order supports the Company’s study to evaluate the effect of Mytesi on gastrointestinal microbiome in people living with HIV. The 2019 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of September 30, 2021, there are no remaining commitment under the 2019 MSA.

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of September 30, 2021, the remaining commitment under the 2020 MSA is $10.6 million.

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

As of September 30, 2021 and December 31, 2020, the Company concluded not to record any loss contingency and insurance recovery.

Settlement of Underwriter Fee

In August 2018, the Company entered into an agreement with an underwriter pursuant to which the underwriter would aid the Company in identifying certain financing transactions, in exchange for a percentage fee of any such financing and warrants. In the first quarter of 2020, the Company and the underwriter agreed on a final settlement for the underwriter services comprised of a cash payment, warrants and common stock. The cash payment amount totalled $387,000, of which $202,000 had been paid in 2019, and $185,000 was paid in 2020. The total warrant issuance payment consisted of the Company issuing 365 equity-classified warrants to the underwriter in 2018 and, in 2020, issuing an additional 33,593 equity-classified warrants (see Note 8) to the underwriter to purchase shares of common stock at an exercise price of $7.50 per share. The common stock issuance payment consisted of the Company issuing 33,333 shares of the Company’s common stock to the underwriter with a value of $45,000 in 2020. The Company classified the cash payments, warrant and common stock issuance payments as issuance costs in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

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

7. Debt

Notes payable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Royalty Interest	$37,000	$30,000
Streeterville Note	7,502	—
Insurance Financing	690	95
Tempesta Note	350	450
Oasis Secured Borrowing	—	1,822
Exchange Note 2	—	1,525
	45,542	33,892
Less: unamortized discount and debt issuance costs	(18,835)	(17,682)
Note payable, net of discount	$26,707	$16,210
Notes payable - non-current, net	$24,926	$12,421
Notes payable - current, net	$1,781	$3,789

Future maturities of the notes payable not designated at FVO as of September 30, 2021 are as follows:

(in thousands)	Amounts
As of September 30,
2022	$1,780
2023	11,084
2024	14,897
2025	4,165
2026	6,114
38,040
Less: unamortized discount and debt issuance costs	(18,836)
Total	$19,204

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

In November 2020, the Company and Iliad entered into an exchange agreement pursuant to which the Company issued 438,324 shares of common stock in exchange for the outstanding balance of the debt as of November 16, 2020. The exchange agreement was accounted for as a TDR.

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

Pursuant to the October 2020 Purchase Agreement, if the weekly volume weighted average price (“VWAP”) of the Company’s common stock is not equal or greater than the minimum VWAP of $0.9105 at least twice during each calendar month during the six-month period beginning on November 1, 2020, then the Royalty Repayment Amount will be automatically be increased by $6.0 million at the end of such six-month period. During the observation period starting November 1, 2020, the Company’s weekly VWAP failed to reach the minimum VWAP of $0.9105 and on
November 13, 2020, the Company concluded that the contingent clause has been met, warranting an additional $6.0 million Royalty Repayment Amount, to be added to the outstanding balance commencing on May 10, 2021 for the purpose of cash interest calculation. The change in the Royalty Repayment Amount was accounted for as a debt modification and resulted in a new discount rate of 45.42%.

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 588,235 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%. As of September 30, 2021, the forecasted future revenues changed which resulted to a new discount rate of 74.59%.

Interest expense for the three and nine months ended September 30, 2021 was $990,000 and $3.0 million, respectively. As of September 30, 2021 and December 31, 2020, the carrying value of the debt is $5.5 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of September 30, 2021, the forecasted future revenues changed which resulted to a new discount rate of 23.28%.

Interest expense for the three and nine months ended September 30, 2021 was $732,000 and $2.1 million, respectively. As of September 30, 2021 and December 31, 2020, the carrying value of the debt is $7.1 million and $6.0 million, respectively.

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

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of September 30, 2021, the forecasted future revenues changed which resulted to a new discount of 19.14%.

Interest expense for the three and nine months ended September 30, 2021 was $391,000 and $827,000, respectively. As of September 30, 2021, the carrying value of the debt is $5.6 million.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with lechlemer for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of lechlemer for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of Lechlemer for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of September 30, 2021, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of September 30, 2021, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2021, no default has occurred.

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

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. At September 30, 2021, the fair value was determined to be $7.5 million. For the three and nine months ended September 30, 2021, the net increase in the fair value of $569,000 and $1.5 million, respectively, were recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

Insurance Premium Financing

In May 2020, the Company entered into a financing agreement for $873,000 for a portion of the Company’s annual insurance premiums. The balance is due in monthly installments over nine months with an annual interest rate of 4.15%. The financing balance was zero and $95,000 at September 30, 2021 and December 31, 2020, respectively.

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the three and nine months ended September 30, 2021 was $1,000. The financing balance was $39,000 at September 30, 2021.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2021 was $6,000 and $7,000, respectively. The financing balance was $651,000 at September 30, 2021.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 40,000 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three and nine months ended September 30, 2021 was $3,000 and $8,000, respectively. At September 30, 2021 and December 31, 2020, the net carrying value of the note was $350,000 and $450,000, respectively.

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

Exchange Note 2

In May 2019, CVP and the Company agreed to exchange two Napo convertible notes for a single CVP Note (“Exchange Note 1”). Per agreement, in consideration of the extension of the maturity date of Exchange Note 1 from December 31, 2019 to December 31, 2020, the Company issued a note (“Exchange Note 2”) with a principal balance of $2.3 million. The maturity date of Exchange Note 2 is December 31, 2020, with an interest rate of 10%. Between September 2020 and November 2020, the Company and CVP entered into a series of note exchange agreements pursuant to which the Company made prepayments of principal and related accrued interest of an aggregate amount of $5.0 million, in lieu of making cash payments to CVP on Exchange Note 1, by issuing a total of 6,740,573 shares of the Company’s common stock to CVP. The series of exchanges was accounted for as an extinguishment which resulted in a loss of $560,000. As of December 31, 2020, the carrying value of Exchange Note 1 was zero.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 5,296,623 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of September 30, 2021 and December 31, 2020, there were no Series D Perpetual Preferred shares outstanding.

In December 2020, the Company and CVP entered into a note exchange agreement to which the Company made a prepayment of principal amounting to $1.0 million, in lieu of making cash payments to CVP on Exchange Note

2, by issuing 416,666 shares of the Company’s common stock to CVP on December 31, 2020. The exchange agreement was accounted for as a modification.

In January 2021, the Company and CVP entered into another note exchange agreement to which the Company made a prepayment of the remaining outstanding balance of Exchange Note 2 amounting to $1.8 million, in lieu of making cash payments to CVP by issuing 471,202 shares of the Company’s common stock to CVP on January 4, 2021. The exchange was accounted for as debt extinguishment which resulted in a loss of $753,000.

As of September 30, 2021 and December 31, 2020, the carrying value of Exchange Note 2, net of discount, was zero and $1.4 million, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(unaudited)
Warrants outstanding, beginning balance	2,401,818	6,473,964
Issuances	168,750	7,349,426
Exercises	(2,007,117)	(11,421,464)
Expirations and cancelations	—	(108)
Warrants outstanding, ending balance	563,451	2,401,818

May 2020 Series 3 Warrants

In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Note Warrants and inducement offer, the Company issued unregistered Series 3 Warrants to purchase 2,890,284 shares of common stock. The Series 3 Warrants had an exercise price of $1.59 per share and are exercisable beginning the earlier of (i) six months from their May 22, 2020 issuance date and (ii) receipt of the requisite Stockholder Approval (defined below), and expire five years thereafter. In addition to the fixed settlement method at $1.59 per warrant share, the Series 3 Warrants had two contingent settlement methods: (i) if at the time of exercise there is no effective registration statement, then the holders of the 2,890,284 warrants may exercise the warrants in a “cashless exercise,” under which the holders will receive the aggregate warrants less the number of warrants equal to the exercise price; or (ii) a cashless exercise feature wherein, regardless if there is an effective registration agreement, following the requisite Stockholder Approval, each such Series 3 Warrant will be exercisable into one share of common stock for no consideration (the “Alternate Cashless Exercise”).

The Series 3 Warrants were initially valued at $3.7 million using the Black-Scholes-Merton option pricing model as follows: probability-weighted exercise price of $0.15 per share, stock price of $1.32 per share, expected life of 5.50 years, volatility of 141%, and a risk-free rate of 0.34%. The Series 3 Warrants were classified as liabilities in the Company’s condensed consolidated balance sheets.

A Special Meeting of Stockholders was held on July 21, 2020, whereupon a proposal to approve the “Alternate Cashless Exercise” settlement method for the Series 3 Warrants was approved. In 2020, certain holders of the Series 3 Warrants agreed to exercise a total of 2,818,784 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $6.1 million.

On January 8, 2021, in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer, an investor received 135,416 Series 3 Warrants for the exercise of 135,416 2019 Bridge Note Warrants on the same date.

During the nine months ended September 30, 2021, certain holders of the Series 3 Warrants agreed to exercise a total of 206,915 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

A total of zero and 71,500 Series 3 Warrants were outstanding as of September 30, 2021 and December 31, 2020, respectively.

October 2018 Underwriter Warrants

In October 2018, in consideration of services provided leading up to the Company’s October 2018 public offering, the Company issued warrants to various service providers to purchase an aggregate of 5,713 shares of common stock at an exercise price of $157.50 per common share. The warrants were classified as liabilities pursuant to ASC 815-40 as there was potential cash settlement.

April 2020 Underwriter Warrants

In April 2020, in consideration of the settlement of a dispute regarding underwriting fees (see Note 6), the Company issued warrants to purchase 33,592 shares of common stock at an exercise price of $7.50 per common share. The warrants were valued at $32,000 using the Black-Scholes-Merton option pricing model as follows: exercise price of $7.50 per share, stock price of $1.35 per share, expected life of 4.25 years, volatility of 141%, and a risk-free rate of 0.29%. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

March 2019 Ladenburg Warrants

In March 2019, in consideration of services provided in the Company’s March 2019 public offering of 6,339 common shares, the Company issued to Ladenburg Thalmann & Co. warrants to purchase an aggregate of 253 shares of common stock at an exercise price of $52.50 per common share. The warrants were valued at $13,000 using the Black-Scholes-Merton option pricing model as follows: exercise price of $52.50 per share, stock price of $56.70 per share, expected life of 5 years, volatility of 146%, and a risk-free rate of 2.21%. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

March 2019 LOC Warrant

In March 2019, in consideration of a letter of credit cancellation related to the Company’s office lease, the Company issued a warrant to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price. The warrants were initially classified as liabilities pursuant to ASC 480-10 due to their debt-like nature. On
July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 15,250 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a fair value of $71,000.

2019 Bridge Note Warrants

Between March 18, 2019 and June 26, 2019, concurrent to the Company entering into Promissory Notes of $5.1 million, the Company issued twenty-one warrants to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price. The warrants for all twenty-one Bridge Notes Warrants were initially liability classified pursuant to ASC 480-10 due to their debt-like nature. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 927,083 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a fair value of $4.3 million, calculated using the Black-Scholes-Merton pricing model using a stock price of $5.19, a strike price of $6.00 per share, an average expected term of 4.80 years, volatility of 146% and a risk-free discount rate of 1.76%.

February 2020 Modification of Certain 2019 Bridge Note Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Bridge Note Warrants, pursuant to which the holder agreed to exercise 83,333 Bridge Notes Warrants in consideration of the Company lowering the exercise price of the 83,333 warrants from $6.00 to $2.08. Upon exercise of the warrants, the Company received cash proceeds of $173,000 and, in turn, issued 83,333 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to the share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Bridge Note Warrants, the incremental increase of $9,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding 2019 Bridge Note Warrants from $6.00 per share to $1.47 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $166,000. Because the modification applied to the entire class of Bridge Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Bridge Warrant holders. The modification did not result in the reclassification of the equity-classified Bridge Note Warrants from additional paid-in-capital to liability classification.

In May 2020, concurrent with the reduction of the exercise price of the Bridge Note Warrants, the Company entered into a warrant exercise inducement offer with certain holders of the Bridge Note Warrants, pursuant to which such holders agreed to exercise for cash Bridge Notes Warrants to purchase 31,250 shares of common stock, in exchange for the Company’s issuing to the exercising holders new unregistered Series 3 Warrants to purchase 31,250 shares of common stock.

During the nine months ended September 30, 2021, an aggregate of 443,748 shares of common stock were issued upon the exercise of the Bridge Note Warrants for total proceeds of $652,000.

A total of 190,622 and 634,370, 2019 Bridge Notes Warrants were outstanding as of September 30, 2021 and December 31, 2020, respectively.

July 2019 Series 1 Warrants

In July 2019, the Company entered into an underwriting agreement, relating to a public offering, which was comprised of (1) 962,166 Class A Units, priced at $6.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of common stock, and (iii) one Series 2 warrant to purchase one share of common stock, and (2) 10,787 Class B Units, priced at a price of $1,000 per unit, with each unit consisting of (i) one share of Series B convertible preferred stock, convertible into 166 shares of common stock, (ii) 166 Series 1 Warrants and (iii) 166 Series 2 Warrants.

The Series 1 Warrants had an exercise price of $6.00 and expire on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement of Positive Interim Results related to the diarrhea results from the HALT-D investigator-initiated trial, if and only if certain trading benchmarks are achieved during such 30 calendar day period.

In the offering, the Company sold (i) 962,166 Class A Units, which included Series 1 warrants to purchase 962,166 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 1 warrants to purchase 1,797,833 shares of the Company’s common stock. In total, 2,760,000 Series 1 warrants were issued, with an initial valuation of $5.0 million computed using the Black-Scholes-Merton pricing model using a stock price of $5.19, a strike price of $6.00, an expected term of 5.0 years, volatility of 109% and a risk-free discount rate of 1.83%. Upon issuance, the Series 1 warrants were classified in additional paid-in-capital.

September 2019 Modification of the July 2019 Series 1 Warrants

In September 2019, the Company reduced the exercise price of all 2,760,000 Series 1 Warrants from $6.00 to $4.20. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $522,000. Because the modification applied to the entire class of Series 1 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 1 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 1 warrants from additional paid-in-capital to liability classification.

February 2020 Modification of the July 2019 Series 1 Warrants

In February 2020, the Company entered into a warrant exercise agreement with a holder of its Series 1 Warrants, pursuant to which the holder agreed to exercise 69,340 Series 1 Warrants in consideration of the Company lowering the exercise price of the 69,340 warrants from $6.00 to $2.08. Upon exercise of the warrants, the Company received cash proceeds of $144,000 and, in turn, issued 69,340 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 1 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended
September 30, 2020.

May 2020 Modification of the July 2019 Series 1 Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding Series 1 Warrants from $4.20 per share to $1.47 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $284,000. Because the modification applied to the entire class of Series 1 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 1 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 1 Warrants from additional paid-in-capital to liability classification.

In May 2020, concurrent with the reduction of the exercise price of the Series 1 Warrants, the Company entered into a warrant exercise inducement offer with certain holders of the Series 1 Warrants, pursuant to which such holders agreed to exercise for cash Series 1 Warrants to purchase 1,524,013 shares of common stock, in exchange for the Company’s issuing to the exercising holders new unregistered Series 3 Warrants to purchase 1,524,013 shares of common stock.

During the nine months ended September 30, 2021, an aggregate of 464,058 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 145,396 and 609,445 Series 1 Warrants were outstanding as of September 30, 2021 and
December 31, 2020, respectively.

July 2019 Series 2 Warrants

The Series 2 Warrants have an exercise price of $6.00 and expire on the first date on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement by the Company that a pivotal phase 3 clinical trial using crofelemer (Mytesi, or the same or similar product with a different name) for the treatment of cancer therapy-related diarrhea in humans has met its primary endpoint in accordance with the protocol, if and only if certain trading benchmarks are achieved during such 30 calendar day period. In addition, each Series 2 Warrant has an embedded call option that allows the Company to redeem any unexercised warrants if certain contingencies are met.

In the July 2019 offering, the Company sold (i) 962,166 Class A Units, which included Series 2 warrants to purchase 962,166 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 2 warrants to purchase 1,797,833 shares of the Company’s common stock. In total, 2,760,000 Series 2 warrants were issued, with an initial valuation of $5.0 million computed using the Black-Scholes-Merton pricing model using a stock price of $5.19, a strike price of $6.00, an expected term of 5.0 years, volatility of 109% and a risk-free discount rate of 1.83%. Upon issuance, the Series 2 Warrants were classified in additional paid-in-capital.

March 5, 2020 Modification of the July 2019 Series 2 Warrants

On March 5, 2020, the Company entered into a warrant exercise agreement with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise 30,313 Series 2 Warrants in consideration of the Company lowering the exercise price of the 30,313 warrants from $6.00 to $1.82. Upon exercise of the warrants, the Company received cash proceeds of $55,000 and, in turn, issued 30,313 common shares. It is the Company’s policy to determine the impact of modifications to equity-classified warrants by analogy to share-based compensation guidance per ASC 718, Compensation – Stock Compensation. Pursuant to that guidance, and due to the modification being applicable only to a single holder of the Series 2 Warrants, the incremental increase of $6,000 in fair value of the modified warrants was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended
September 30, 2020.

March 23, 2020 Modification of the July 2019 Series 2 Warrants

On March 23, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (see Note 9) with a holder of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 416,666 shares of common stock, in consideration of the Company reducing the Series 2 Warrant exercise price from $6.00 to $1.57 per share, for gross proceeds to the Company of approximately $653,000, or $628,000 net of $25,000 of issuance costs. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $65,000. Because the modification applied to a sole holder of Series 2 Warrants, the $65,000 increase in fair value was recorded as an expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification, and as of September 30, 2020, all 2,760,000 Series 2 Warrants have been exercised.

May 2020 Modification of the July 2019 Series 2 Warrants and Inducement Offer

In May 2020, the Company reduced the exercise price of all outstanding Series 2 Warrants from $6.00 per share to $1.47 per share. The Company determined the impact of this modification to be an increase in the fair value of the warrants of $406,000. Because the modification applied to the entire class of Series 2 Warrant holders, the increase in fair value represented a deemed dividend to the entire class of Series 2 Warrant holders. The modification did not result in the reclassification of the equity-classified Series 2 Warrants from additional paid-in-capital to liability classification.

In May 2020, concurrent with the reduction of the exercise price of the Series 2 Warrants, the Company entered into a warrant exercise inducement offer with certain holders of the Series 2 Warrants, pursuant to which such holders agreed to exercise for cash Series 2 Warrants to purchase 1,344,520 shares of common stock, in exchange for the Company’s issuing to the exercising holders new unregistered Series 3 Warrants to purchase 1,335,020 shares of common stock.

During the nine months ended September 30, 2021, an aggregate of 475,725 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $700,000.

A total of 133,730 and 609,455 Series 2 Warrants were outstanding as of September 30, 2021 and
December 31, 2020, respectively.

December 2019 PIPE Financing Warrants

In December 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a Private Placement, sold (i) an aggregate of 833,333 unregistered shares of the Company’s common stock, and (ii) warrants to purchase up to an aggregate of approximately 416,664 shares of common stock, for an aggregate purchase price of $1.5 million (see Note 10). The warrants have an exercise price of $2.34 per share and became exercisable on June 24, 2020 (6 months after their issuance date) and have a five-year term.

The warrants were valued at $686,000 using the Black-Scholes option pricing model as follows: exercise price of $2.34 per share, stock price of $1.86 per share, expected life of five years, volatility of 143%, and a risk-free rate of 2.42%. As the common stock and warrants were issued in a unit structure, the aggregate proceeds of $1.5 million were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated $1.0 million and $465,000, respectively. The warrants were classified in additional paid-in-capital.

During January 2021, an aggregate of 416,664 shares of common stock was issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000. As of September 30, 2021, all December 2019 PIPE Financing Warrants have been exercised.

April 2021 ELOC Warrants

On April 7, 2021, in consideration for Oasis Capital’s entry into the March 2020 ELOC amendment, the Company issued Oasis Capital a common stock purchase warrant (“ELOC Warrants”) exercisable for 33,333 shares of common stock with an exercise price per share equal to $5.61 on the date of the amendment. The warrants were valued at $172,000 using the Black-Scholes option pricing model as follows: exercise price of $5.61 per share, stock price of $5.61 per share, expected life of five years, volatility of 156%, and a risk-free rate of 0.87%. The warrants were classified in additional paid-in-capital.

9. Preferred Stock

At September 30, 2021 and December 31, 2020, preferred stock consisted of the following:

				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	8.00
Total	1,021,165	—	$—

Series A Convertible Preferred Stock

In March 2018, the Company entered into a stock purchase agreement with Sagard Capital pursuant to which the Company, in a private placement, agreed to issue and sell to Sagard Capital 5,524,926 shares of the Company's Series A Convertible Preferred Stock, $0.0001 par value per share, for gross proceeds of $9.2 million, or $9.0 million net of issuance costs. The preferred stock was convertible into approximately 157,855 shares of common stock at the option of the holder at an effective conversion price of $582.75 per share. Subject to certain limited exceptions, the shares of preferred stock could not be offered, pledged or sold by Sagard Capital for one year from the date of issuance. The conversion price was subject to certain adjustments in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization. The preferred stock was classified outside of stockholders' equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

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

Series B Convertible Preferred Stock

In July 2019, the Company entered into an underwriting agreement relating to the public offering comprised of (1) 962,166 Class A Units, priced at a public offering price of $6.00 per unit, with each unit consisting of (i) one share of the Company’s voting common stock, (ii) one Series 1 warrant to purchase one share of Common Stock and (2) 10,787 Class B Units, priced at a public offering price of $1,000 per unit, with each Class B unit consisting of (i) one share of Series B Convertible Preferred Stock with a stated value of $1,000 and convertible into 166 shares of Common Stock, (ii) 166 Series 1 Warrants and (iii) 166 Series 2 Warrants, at a public offering price of $1,000 per Class B Unit.

The Company sold 10,787 Class B Units, comprised of 10,787 shares of Series B Convertible Preferred Stock, Series 1 warrants to purchase 1,797,833 shares of common stock and Series 2 warrants to purchase 1,797,833 shares of common stock. The total gross proceeds to the Company from the offering of the Class B Units were $10.8 million of which $4.2 million was allocated to the Series B Convertible Preferred Stock, $3.3 million to the Series 1 Warrants and $3.3 million to the Series 2 Warrants. Issuance costs of $1.6 million were allocated to the Class B Units.

Holders of the Series B shares were entitled to participate equally and ratably with the holders of shares of common stock in all dividends paid and distributions made to the holders of the common stock as if, immediately prior to each record date of the common stock, the shares of Series B then outstanding were converted into shares of common stock. With certain exceptions, the shares of Series B Convertible Preferred Stock had no voting rights. However, as long as any shares of Series B Convertible Preferred Stock remain outstanding, the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend the Series B Certificate of Designation or (b) enter into any agreement with respect to any of the foregoing. Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into 166 shares of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions.

In July 2019, the effective conversion price per share was less than the fair value of the underlying common stock. As a result, the Company determined that there was a Beneficial Conversion Feature of $4.2 million. Because the Company's Series B Convertible Preferred Stock does not have a stated conversion date and was immediately convertible at the issuance date, the Company recorded a deemed dividend charge of $4.2 million for the accretion of the discount on the Series B Convertible Preferred Stock. During 2019, certain investors converted 8,816 Series B Convertible Preferred shares into 1,469,333 shares of the Company’s common shares at the stated conversion ratio. The preferred stock has been classified in stockholders' equity in accordance with authoritative guidance.

In March 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement (“Amendment Agreement”) with a Ionic Ventures of its Series 2 Warrants, pursuant to which the holder agreed to exercise in cash its Series 2 Warrants to purchase an aggregate of 416,666 shares of common stock, in consideration of the Company reducing the warrant exercise price from $6.00 to $1.57 per share, for gross proceeds to the Company of approximately $653,000 (see Note 8). As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $6.00 to $1.34, resulting in the application of accounting for modification of preferred stock instruments under ASC 260-10-S99-2 where the difference between the fair value of the consideration transferred and the net carrying amount of the convertible preferred stock is treated as a dividend and must be deducted from net income in arriving at income available to common stockholders. Because the reduction to the conversion price was an inducement, the Company applied the guidance in ASC 470-20, resulting in the recording of an inducement charge of $1.6 million in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

In September 2020, the Company filed a certificate with the Secretary of State of Delaware effecting the retirement and cancellation of the Series B Convertible Preferred Stock. As of December 31, 2020, there were no Series B Convertible Preferred shares authorized or outstanding.

Series B-2 Convertible Preferred Stock

In December 2019, the Company entered into an exchange agreement with Oasis Capital, pursuant to which Oasis Capital gave up (i) its remaining unexercised Prepaid Forward contracts exercisable for 412,074 shares of the Company’s common stock and (ii) 231,709 common shares held as an investment by Oasis Capital, in exchange for 10,165 shares of the Company’s newly authorized Series B-2 Convertible Preferred Stock.

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

Each share of Series B-2 Convertible Preferred Stock is convertible at any time at the holder’s option into 63 shares of Common Stock, as determined by dividing the $153.90 stated value of each Series B-2 Convertible Preferred Share by the $2.43 conversion price ($153.90 divided by $2.43 = 63 conversion ratio), and which conversion ratio is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series B-2 Certificate of Designation. The Series B-2 Convertible Preferred Stock was classified in stockholders' equity in accordance with authoritative guidance.

In January 2020, a holder of the Series B-2 Convertible Preferred Stock converted 2,631 preferred shares into 166,630 shares of common stock. In October 2020, the Company entered into an exchange agreement with Oasis Capital pursuant to which the Company agreed to issue 166,728 shares of common stock in exchange for 975 shares of the Series B-2 Convertible Preferred Stock. The exchange agreement was accounted for as a modification. In December 2020, an investor converted the remaining 6,559 Series B-2 Convertible Preferred Stock into a total of 415,403 shares of the Company’s common stock.

As of September 30, 2021 and December 31, 2020, there were no Series B-2 Convertible Preferred shares outstanding.

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

In October 2020, the Company entered into an exchange agreement with Iliad pursuant to which the Company agreed to issue a total of 83,333 shares of common stock and pre-funded warrants to purchase 2,352,563 shares of common stock in exchange for 285,000 shares of Series C Perpetual Preferred Stock. The pre-funded warrants were exercisable immediately and could be exercised at any time until all of the pre-funded warrants were exercised in full. The nominal exercise price of each pre-funded warrant was $0.0003. In December 2020, the Company also entered into a series of exchange agreements with Iliad pursuant to which the Company agreed to issue a total of 2,734,626 shares of common stock in exchange for 573,810 shares of Series C Perpetual Preferred Stock. The series of exchanges were viewed as singular transaction, hence combined for purposes of accounting for the subsequent amendments. The series of exchanges was accounted for as an extinguishment which resulted in a $2.5 million deemed dividend, recorded against additional paid-in capital, for the difference between the fair value of the shares of common stock and pre-funded warrants transferred and the carrying amount of the Series C Perpetual Preferred Stock. As of December 31, 2020, Iliad had exercised all pre-funded warrants for $1,000.

As of September 30, 2021 and December 31, 2020, there were no Series C Perpetual Preferred shares outstanding.

10. Stockholders' Equity

As of September 30, 2021 and December 31, 2020, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
Options issued and outstanding	2,301,513	1,485,518
Inducement options issued and outstanding	156,204	38,293
Options available for grant under stock option plans	1,162,238	198,866
Restricted stock unit awards issued and outstanding	1,871	1,871
Warrants issued and outstanding	563,451	2,401,818
Total	4,185,277	4,126,366

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

Reverse Stock Split

On December 22, 2020, the Company obtained approval through a special shareholders meeting held on December 9, 2020 to effect a reverse split of the Company’s issued and outstanding voting common stock at a ratio not less than 1-for-2 and not greater than 1-for-20.

On September 3, 2021, the reverse stock split became effective. Upon effectivity, every three shares of the Company’s issued and outstanding common stock immediately prior to the effective time shall automatically be reclassified into one share of common stock without any change in the par value. The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock.

March 2020 ELOC (Equity Line of Credit)

In March 2020, the Company entered into an equity purchase agreement (the “March 2020 ELOC”) with Oasis Capital, which provides that Oasis Capital is committed to purchase up to an aggregate of $2.0 million shares of the Company’s common stock over the 36-month term of the March 2020 ELOC.

Pursuant to the terms and conditions of the March 2020 ELOC, on any trading day selected by the Company (such date the “Put Date”), after the SEC has declared effective the registration statement registering the sale of the shares of common stock that may be issued to Oasis Capital under the March 2020 ELOC, the Company has the right, in its sole discretion, to present to Oasis Capital with a purchase notice (each a “Put Notice”), directing Oasis Capital to purchase up to the lesser of (i) 66,666 shares of common stock or (ii) 20% of the average trading volume of common stock in the 10 trading days immediately preceding the date of such Put Notice, at a per share price equal to $1.31 (each an “Option 1 Put”), provided that the aggregate of all Option 1 Puts and Option 2 Puts (described below) does not exceed $2.0 million.

In addition, on any date on which Oasis Capital receives shares of common stock in connection with a Put Notice (the “Clearing Date”), the Company also has the right, in its sole discretion, to present to Oasis Capital with a Put Notice (each an “Option 2 Put”) directing Oasis Capital to purchase an amount of common stock equal to the lesser of (i) such amount that equals 10% of the daily trading volume of the common stock on the date of such Put Notice and (ii) $200,000, provided that the aggregate amount of the Option 1 Put and Option 2 Put on any Put Date or Clearing Date does not exceed $500,000 and the aggregate amount of all Option 1 Puts and Option 2 Puts does not exceed $2.0 million. The purchase price per share pursuant to such Option 2 Put is equal to $1.31. The threshold price and the purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the period used to compute the threshold price or the purchase price.

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

In connection with the equity line, the Company agreed to pay Oasis Capital a commitment fee and in April 2020, in settlement of the commitment fee, the Company issued to Oasis Capital 22,935 shares of common stock. At issuance, the 22,935 shares of common stock had a fair value of $33,027, and were expensed as an issuance cost in the Company’s unaudited condensed consolidated statements of operations.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 17,333 common shares to Oasis for gross proceeds of $22,627. As of September 30, 2021 and December 31, 2020, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

On April 7, 2021, the Company entered into an amendment to the March 2020 ELOC with Oasis Capital, pursuant to which the parties agreed to increase (i) the purchase price from $1.31 to $9.00 and (ii) the threshold price from $1.50 to $10.35. In consideration for Oasis Capital’s entry into the amendment, the Company issued Oasis Capital a common stock purchase warrant (“ELOC Warrants”) exercisable for 33,333 shares of common stock with an exercise price per share equal to $5.61 on the date of the amendment.

March 2020 PIPE Financing

In March 2020, Company entered into a securities purchase agreement (the “March 2020 PIPE Financing”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 571,427 shares of the Company’s common stock, for an aggregate purchase price of approximately $720,000, or $668,000 net of $52,000 of issuance costs.

At the Market Offering (“ATM”)

On October 5, 2020, the Company entered into an ATM Agreement with Ladenburg, pursuant to which the Company may offer and sell, from time to time through Ladenburg, shares of common stock, subject to the terms and conditions of the ATM Agreement. The ATM Agreement will terminate upon the earlier of (i) October 5, 2022 and (ii) termination of the ATM Agreement as permitted therein. In 2020, the Company sold 1,271,639 shares of common stock under the ATM Agreement resulting in net proceeds of approximately $1.3 million after commissions and expenses of approximately $40,000.

During January and February 2021, the Company issued an aggregate of 669,850 shares under the ATM Agreement for total net proceeds of $5.4 million after commissions and expenses of approximately $311,000.

As of September 30, 2021, all shares under the ATM Agreement have been issued.

PoC Capital Registered Direct Offering

On October 6, 2020, the Company entered into a Stock Plan Agreement for payment of contracted research fees (the “SPA”) with PoC Capital, LLC (“PoC”), pursuant to which the Company issued to PoC an aggregate of 444,444 shares of the Company’s common stock as consideration for PoC’s assumption of $400,000 in payment obligations of the Company under the service order with Integrium for the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea, for an effective offering price of $0.90 per share.

Securities Purchase Agreement

On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 1,479,290 shares of common stock at an offering price of $10.14 per share for gross proceeds of approximately $15.0 million before deducting $1.6 million placement agent fee and related offering expenses. The offering closed on January 15, 2021.

On April 29, 2021, the Company entered into another securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering through Ladenburg as the placement agent, an aggregate of 2,549,000 shares of common stock at an offering price of $4.23 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000.

Subscription Agreement

On June 1, 2021, the Company entered into a subscription agreement with the SPAC and its sponsor, pursuant to which the SPAC agreed to issue and sell, in a private placement by the SPAC directly to the Company, units of the SPAC, with each unit consisting of one ordinary share of the SPAC and a warrant to purchase a share, for gross proceeds of approximately €8.8 million (corresponding, as at June 1, 2021, to $10.8 million). The SPAC is an Italy special purpose acquisition company formed for the purpose of entering into a business combination with Napo EU, with the aim of developing the pharmaceutical activities of the SPAC/Napo EU combined entity in Europe. Each warrant will entitle the holder thereof to purchase one share at an exercise price of €10 per share at any time prior to the earlier of (i) the 10-year anniversary of the consummation of the business combination and (ii) the five-year anniversary of the listing of the combined entity on a public exchange.

On November 3, 2021 and the SPAC issued 883,000 ordinary shares, each reserved to the exercise of warrants pursuant to the warrant agreement approved by the SPAC (see Note 14). As a result, the SPAC became a substantially owned subsidiary, at the same time, the related advances will be converted to investment at a stand-alone level, and will be eliminated at the consolidated level.

September 2021 PIPE Financing

On September 13, 2021, the Company entered into a securities purchase agreement (the “September 2021 PIPE Financing”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 309,242 unregistered shares of the Company’s common stock for an aggregate purchase price of approximately $776,197 or $2.51 per share.

11. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 123 option shares outstanding at September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, there were 2,301,390 options outstanding and 1,151,755 options available for grant. As of December 31, 2020, there were 1,485,395 options outstanding and 70,472 options available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the Inducement Award Plan, reserved 166,666 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan provides for the grant of nonstatutory stock options, restricted stock units, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Inducement Award Plan are individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

As of September 30, 2021, there were 156,183 options outstanding and 10,483 options available for grant. As of December 31, 2020, there were 38,272 options outstanding and 128,394 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the nine months ended September 30, 2021 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2020	198,866	1,523,790	1,871	$12.68	8.71	$364
Additional shares authorized	1,900,425	—	—	—		—
Options granted	(960,552)	960,552	—	5.60		—
Options exercised	—	(3,147)	—	1.34		—
Options canceled	23,499	(23,499)	—	14.71		—
Outstanding at September 30, 2021	1,162,238	2,457,696	1,871	$9.84	8.60	$319
Exercisable at September 30, 2021		1,230,844		$14.78	8.07	$165
Vested and expected to vest at September 30, 2021		2,283,327		$10.20	8.54	$300

*Fair market value of JAGX common stock on September 30, 2021 was $2.27 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the nine months ended September 30, 2021 and 2020 were 3,147 and 185 respectively.

The weighted average grant date fair value of stock options granted was $5.25 and $1.18 per share during the nine months ended September 30, 2021 and 2020, respectively.

The number of options that vested in the nine months ended September 30, 2021 and 2020 was 495,023 and 355,013, respectively. The grant date weighted average fair value of options that vested in the nine months ended September 30, 2021 and 2020 was $4.55 and $6.34, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and nine months ended September 30, 2021 and 2020, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Research and development expense	$404	$175	$935	$580
Sales and marketing expense	88	54	208	167
General and administrative expense	673	446	1,689	1,437
Total	$1,165	$675	$2,832	$2,184

As of September 30, 2021, the Company had $4.7 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.96 years.

The fair value of options granted during the nine months ended September 30, 2021 and 2020, respectively, were calculated using the range of assumptions set forth below:

	Nine Months Ended
	September 30,
	2021	2020

	(unaudited)
Volatility	163.8 - 164.0%	150.1 - 172.4%
Expected term (years)	5.0	1.0 - 5.0
Risk-free interest rate	0.5 - 1.0%	0.1 - 0.5%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2021.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(12,192)	$(8,271)	$(38,282)	$(27,284)
Shares used to compute net loss per common share, basic and diluted	45,840,262	13,406,088	44,167,885	8,822,463
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.62)	$(0.87)	$(3.09)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the nine months ended September 30, 2021 and 2020 because their inclusion would be anti-dilutive.

	Nine Months Ended
	September 30,
	2021	2020

	(unaudited)
Options issued and outstanding	2,301,513	1,494,369
Inducement options issued and outstanding	156,204	11,131
Restricted stock units issued and outstanding	1,871	1,871
Warrants issued and outstanding	563,451	2,446,845
Series B-2 convertible preferred stock	—	474,642
Total	3,023,039	4,428,858

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

The Company's reportable segments net revenues and net loss for the three and nine months ended
September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$615	$2,760	$2,200	$6,748
Animal Health	15	13	55	61
Consolidated Totals	$630	$2,773	$2,255	$6,809

Segment net loss
Human Health	$(5,698)	$(1,912)	$(16,393)	$(6,721)
Animal Health	(6,494)	(5,954)	(21,889)	(18,319)
Consolidated Totals	$(12,192)	$(7,866)	$(38,282)	$(25,040)

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Segment assets
Human Health	$44,926	$34,201
Animal Health	115,476	79,760
Total	$160,402	$113,961

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
(in thousands)	2021	2020
	(unaudited)
Total assets for reportable segments	$160,402	$113,961
Less: Investment in subsidiary	(29,241)	(29,241)
Less: Intercompany loan	(71,906)	(41,877)
Consolidated Totals	$59,255	$42,843

14. Subsequent Events

Napo EU and SPAC Merger

On November 3, 2021, the merger between Napo EU and the SPAC became effective. Upon close, SPAC became a controlled subsidiary of the Company and will be a consolidated entity. As a result of the transaction, the advances for future capital investment amounting to $10.5 million was converted to investment at stand-alone level, and eliminated at the consolidated level. Further, Napo EU was incorporated into the SPAC with the SPAC as the surviving entity. The SPAC took over by operation of law all the assets, rights, reasons and actions as well as liabilities, obligations and commitments of Napo EU.

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

Overview

We are a commercial stage pharmaceuticals company focused on developing novel, plant-based, non opiod, and sustainably derived prescription medicines for people and animals with gastrointestinal distress, specifically chronic, debilitating diarrhea. Our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary human gastrointestinal pharmaceuticals for the global marketplace from plants used traditionally in rainforest areas. Our Mytesi (“crofelemer”) product is approved by the U.S. Food and Drug Administration for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Napo's substantially owned Italian subsidiary, Napo EU S.p.A., focuses on expanding crofelemer access in Europe.

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

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications, a second-generation anti-secretory agent, as well as a pipeline of important animal indications for crofelemer —upon which to build global partnerships. As previously announced, Jaguar, through Napo, now holds extensive global rights for Mytesi, and crofelemer manufacturing is being conducted at a multimillion-dollar, FDA-compliant commercial manufacturing facility. Additionally, several of the drug product candidates in Jaguar's crofelemer pipeline are backed by what we believe are strong Phase 2 and proof of concept evidence from completed human clinical trials.

Crofelemer is a novel, first-in-class anti-secretory agent which has a basic normalizing effect locally on the gut, and this mechanism of action has the potential to benefit multiple disorders. Crofelemer is in development for multiple possible follow-on indications, including cancer therapy-related diarrhea (“CTD”); orphan-drug indications for symptomatic relief of diarrhea in infants and children with congenital diarrheal disorders (“CDD”) and for adult and pediatric patients for short bowel syndrome with intestinal failure with “SB-IFS”; supportive care for diarrhea relief in inflammatory bowel diseases (“IBD”); diarrhea-predominant irritable bowel syndrome (“IBS-D”); and for idiopathic/functional diarrhea. In addition, a second-generation anti-secretory agent, lechlemer, is in development for cholera. Crofelemer previously received orphan-drug designation for SBS in the U.S.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $38.3 million and $25.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of
September 30, 2021, we had a total stockholders' equity of $21.6 million, an accumulated deficit of $205.2 million, and cash of $12.4 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Revenues

Our product and collaboration revenue consist of the following:

●	Revenues from the sale of our human drug Mytesi, which is sold through distributors and wholesalers and specialty pharmacies.
●	Revenues from the sale of our animal products branded as Neonorm Calf and Neonorm Foal. Our Neonorm and botanical extract products are primarily sold to distributors, who then sell the products to the end customers.
●	Our policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for product that will expire within six months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the nine months ended September 30, 2021 and 2020.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Product revenue	$2,255	$6,809	$(4,554)	(66.9)%
Total revenue	2,255	6,809	(4,554)	(66.9)%
Operating Expenses
Cost of product revenue	1,864	2,491	(627)	(25.2)%
Research and development	9,597	4,509	5,088	112.8%
Sales and marketing	6,596	4,728	1,868	39.5%
General and administrative	12,450	11,218	1,232	11.0%
Series 3 warrants inducement expense	1,462	3,696	(2,234)	(60.4)%
ELOC warrants inducement expense	172	—	172	100.0%
Series B convertible preferred stock inducement expense	—	1,647	(1,647)	(100.0)%
Total operating expenses	32,141	28,289	3,852	13.6%
Loss from operations	(29,886)	(21,480)	(8,406)	39.1%
Interest expense	(5,988)	(1,259)	(4,729)	375.6%
Loss on extinguishment of debt	(753)	—	(753)	100.0%
Change in fair value of financial instruments and hybrid instrument designated at FVO	(1,639)	(2,491)	852	(34.2)%
Other expense, net	(16)	190	(206)	(108.4)%
Loss before income tax	(38,282)	(25,040)	(13,242)	52.9%
Income tax expense	—	—	—	100.0%
Net loss	(38,282)	(25,040)	(13,242)	52.9%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(1,332)	1,332	(100)%
Stock dividend attributable to Series C perpetual preferred stock	—	(56)	56	(100)%
Deemed dividend attributable to Series 1, Series 2 and Bridge warrant holders	—	(856)	856	(100)%
Net loss attributable to common shareholders	$(38,282)	$(27,284)	$(10,998)	40.3%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Gross product sales
Mytesi	$12,665	$13,895	$(1,230)	(8.9)%
Neonorm	54	61	(7)	(11.5)%
Total gross product sales	12,719	13,956	(1,237)	(8.9)%
Medicaid rebates	(2,900)	(1,248)	(1,652)	132.4%
Sales discounts	(5,932)	(4,307)	(1,625)	37.7%
Sales returns	(104)	(203)	99	(48.8)%
Wholesaler fee	(1,528)	(1,389)	(139)	10.0%
Net product sales	$2,255	$6,809	$(4,554)	(66.9)%

Our gross product revenues were $12.7 million and $14.0 million for the nine months ended September 30, 2021 and 2020, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $12.7 million and $13.9 million in the nine months ended
September 30, 2021 and 2020, respectively. The decrease of about $1.2 million is largely due to the transition from Title model to the Specialty Pharmacy distribution networks.

Sales discounts and sales returns were $6.0 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1.5 million. Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $2.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1.7 million. The increases in sales discounts and rebates are primarily due to the WAC increase implemented by the Company in April 2020 which resulted in higher government rebates from Medicaid, ADAP, public health services programs, and includes approximately $800,000 in chargebacks from the State of California.

Animal

Our Neonorm product revenues were $54,000 and $61,000 for the nine months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses for Neonorm products are not significant during 2021 and none during the same period in 2020.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Cost of Product Revenue
Material cost	$797	$1,412	$(615)	(43.6)%
Direct labor	788	501	287	57.3%
Distribution fees	168	331	(163)	(49.2)%
Other	111	247	(136)	(55.1)%
Total	$1,864	$2,491	$(627)	(25.2)%

Cost of product revenue decreased $627,000 from $2.5 million in the nine months ended September 30, 2020 to $1.9 million for the same period in 2021. The decrease in the cost of product revenue period over period was largely attributable to lower sales resulting in less cost of materials for bottles sold and to non-recurring write-off of non-conforming inventory in the nine months ended September 30, 2020. There was no write-off in the nine months ended September 30, 2021.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$3,303	$1,002	$2,301	229.6%
Personnel and related benefits	2,827	1,270	1,557	122.6%
Stock-based compensation	935	580	355	61.2%
Materials expense and tree planting	284	57	227	398.2%
Travel, other expenses	10	42	(32)	(76.2)%
Other	2,238	1,558	680	43.6%
Total	$9,597	$4,509	$5,088	112.8%

The change in R&D expense of $5.1 million in the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	Clinical and contract manufacturing expenses increased $2.3 million from $1.0 million in the nine months ended September 30, 2020 to $3.3 million in the same period in 2021 largely due to increased clinical trial activities related to the start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors expenses, and cholera/lechlemer research expenses.
●	Personnel and related benefits increased $1.6 million from $1.3 million in the nine months ended September 30, 2020 to $2.8 million in the same period in 2021 due to the addition of eleven new hires, salary increases in April 2021 and an increase in bonus.
●	Stock-based compensation increased $355,000 from $580,000 in the nine months ended September 30, 2020 to $935,000 in the same period in 2021 primarily due to new options and RSUs granted during the period.
●	Other expenses consisting of consulting, formulation and regulatory fees increased $680,000 from $1.6 million in the nine months ended September 30, 2020 to $2.2 million in the same period in 2021.

Consulting expenses increased due to increase in clinical trial consultants while direct R&D testing costs also increased due to an increase in R&D work.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$2,887	$2,485	$402	16.2%
Direct marketing fees and expense	2,544	1,467	1,077	73.4%
Stock-based compensation	208	167	41	24.6%
Other	957	609	348	57.1%
Total	$6,596	$4,728	$1,868	39.5%

The change in S&M expense of $1.9 million in the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	Personnel and related benefits increased $402,000 from $2.5 million in the nine months ended September 30, 2020 to $2.9 million in the same period in 2021 due to the addition of four new personnel within Commercial Operations, increase in bonus, and salary increases in April 2021.
●	Direct marketing fees and expenses increased $1.1 million from $1.5 million in the nine months ended
September 30, 2020 to $2.5 million in the same period in 2021 due to increased patient access programs and other Mytesi marketing initiatives.
●	Other expenses increased $348,000 from $609,000 in the nine months ended September 30, 2020 to $957,000 in the same period in 2021 largely due to additional marketing consulting costs.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the nine months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,469	$1,366	$1,103	80.7%
Public company expense	2,045	803	1,242	154.7%
Stock-based compensation	1,689	1,437	252	17.5%
Legal services	1,532	1,882	(350)	(18.6)%
Audit, tax and accounting services	828	399	429	107.5%
Third-party consulting services	560	747	(187)	(25.0)%
Rent and lease expense	191	632	(441)	(69.8)%
Travel, other expenses	84	31	53	171.0%
Other	3,052	3,921	(869)	(22.2)%
Total	$12,450	$11,218	$1,232	11.0%

The change in G&A expenses of $1.2 million in the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	Personnel and related benefits increased $1.1 million from $1.4 million in the nine months ended September 30, 2020 to $2.5 million in the same period in 2021, due to new hires and increase in bonus.
●	Public company expense increased $1.2 million from $803,000 in the nine months ended September 30, 2020 to $2.0 million in the same period in 2021, largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.
●	Audit, tax and accounting services fees increased $429,000 from $399,000 in the nine months ended September 30, 2020 to $828,000 in the same period in 2021 mostly due to the increased audit fees related to complex debt and equity transactions.
●	Stock-based compensation increased $252,000 from $1.4 million in the nine months ended September 30, 2020 to $1.7 million in the same period in 2021 primarily due to higher expense incurred for options granted with immediate vesting to existing employees.
●	Rent and lease expense decreased $441,000 from $632,000 in the nine months ended September 30, 2020 to $191,000 in the same period in 2021 as a result of the transfer to a lower-cost facility and the occupancy of less space.
●	Legal services decreased $350,000 from $1.9 million in the nine months ended September 30, 2020 to $1.5 million in the same period in 2021 primarily due to a decrease in fees related to legal proceedings and other regulatory filings.
●	Third-party consulting services decreased $187,000 from $747,000 in the nine months ended September 30, 2020 to $560,000 in the same period in 2021 primarily due to switch to full-time employees instead of consultants in the finance department.
●	Other expenses decreased $869,000 from $3.9 million in the nine months ended September 30, 2020 to $3.1 million in the same period in 2021 due to the non-recurring trial delay penalty incurred in the nine months ended September 30, 2020.

Series 3 Warrants Inducement Expense

The decrease in the Series 3 Warrants inducement expense of $2.2 million is due to the following:

●	In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.
●	In May 2020, concurrent with the May 2020 modification of the exercise price of the Series 1, Series 2 and Bridge Warrants and inducement offer, the Company issued unregistered Series 3 warrants to purchase 2,890,284 shares of common stock. These Series 3 warrants were valued at $3.7 million using the Black- Scholes-Merton option pricing model on the issuance date.

ELOC Warrants Inducement Expense

In April 2021, in consideration for Oasis Capital’s entry into the amendment to the March 2020 Equity Line of Credit, the Company issued Oasis Capital a common stock purchase warrant exercisable for 33,333 shares of common stock with an exercise price per share equal to $5.61 on the date of the amendment. These warrants were valued at $172,000 on the issuance date.

Series B Convertible Preferred Stock Inducement Expense

On March 24, 2020, the Company entered into a Warrant Exercise and Preferred Stock Amendment Agreement with a holder of its Series 2 warrants previously issued in the Company’s registered public offering on July 23, 2019, pursuant to which the holder agreed to exercise in cash its warrants to purchase an aggregate of 416,666 shares of common stock, at a reduced exercise price of $1.57 per share for gross proceeds to the Company of approximately $653,000. As a further inducement to enter into the Amendment Agreement, the Company agreed to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $6.00 to $1.34. The modification of the conversion price of the Series B Convertible Preferred shares was qualitatively considered an extinguishment and the Company followed the guidance in ASC 260-10-S99-2 and recorded an expense of $1.6 million and derecognizing the Series B Convertible Preferred shares.

Interest Expense

Interest expense increased $4.7 million from $1.3 million in the nine months ended September 30, 2020 to $6.0 million for the same period in 2021 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from zero in the nine months ended September 30, 2020 to $753,000 in the same period in 2021 is due to the $753,000 extinguishment loss from the exchange of the outstanding balance of Exchange Note 2 for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $852,000 from a loss of $2.5 million in the nine months ended September 30, 2020 to a loss of $1.6 million for the same period in 2021 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
	2021	2020	Variance	Variance %
(in thousands)
Product revenue	$630	$2,773	$(2,143)	(77.3)%
Operating expenses
Cost of product revenue	617	784	(167)	(21.3)%
Research and development	3,312	1,522	1,790	117.6%
Sales and marketing	2,261	1,529	732	47.9%
General and administrative	3,969	4,313	(344)	(8.0)%
Total operating expenses	10,159	8,148	2,011	24.7%
Loss from operations	(9,529)	(5,375)	(4,154)	77.3%
Interest expense	(2,078)	(581)	(1,497)	257.7%
Other income (expense), net	(20)	194	(214)	(110.3)%
Change in fair value of financial instruments and hybrid instrument designated at FVO	(565)	(2,104)	1,539	(73.1)%
Loss before income tax	(12,192)	(7,866)	(4,326)	55.0%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(12,192)	(7,866)	(4,326)	55.0%
Deemed dividend attributable to accretion of Series A redeemable convertible preferred stock	—	(349)	349	(100)%
Stock dividend attributable to Series C perpetual preferred stock	—	(56)	56	(100)%
Net loss attributable to common shareholders	$(12,192)	$(8,271)	(3,921)	47.4%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Gross product sales
Mytesi	$3,184	$6,303	$(3,119)	(49.5)%
Neonorm	15	13	2	15.4%
Total gross product sales	3,199	6,316	(3,117)	(49.4)%
Medicaid rebates	(449)	(588)	139	(23.6)%
Sales discounts	(1,599)	(2,218)	619	(27.9)%
Sales returns	(36)	(107)	71	(66.4)%
Wholesaler fees	(485)	(630)	145	(23.0)%
Net product sales	$630	$2,773	$(2,143)	(77.3)%

Our gross product revenues were $3.2 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Human

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and specialty pharmacies. Our gross revenues from the sale of Mytesi were $3.2 million and $6.3 million in the three months ended September 30, 2021 and 2020, respectively. The decrease of $3.1 million or 49.5% in sales of Mytesi is largely due to the transition from Title Model to Specialty Pharmacy distribution networks.

Sales discounts and sales returns were $1.6 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $690,000 attributed largely to the estimated allowance for chargebacks and rebates on sales. Medicaid and ADAP rebates were $449,000 and $588,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $139,000. Wholesaler fee decreased $145,000 from $630,000 in the three months ended September 30, 2020 to $485,000 in the same period in 2021 due to the transition from a Title Model to selling directly through the Specialty Pharmacy distribution networks.

Animal

Our Neonorm product revenues were $15,000 and $13,000 for the three months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses for Neonorm products are not significant during 2021 and none during the same period in 2020.

Cost of Product Revenue

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Cost of Product Revenue
Material cost	$208	$402	$(194)	(48.3)%
Direct labor	275	154	121	78.6%
Distribution fees	92	193	(101)	(52.3)%
Other	42	35	7	20.0%
Total	$617	$784	$(167)	(21.3)%

Cost of product revenue decreased $167,000 from $784,000 in the three months ended September 30, 2020 to $617,000 for the same period in 2021. The decrease in the cost of product revenue over the period was largely attributable to the decrease in sales.

Research and Development

The following table presents the components of R&D expense for the three months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$1,257	$398	$859	215.8%
Personnel and related benefits	958	458	500	109.2%
Stock-based compensation	404	175	229	130.9%
Materials expense and tree planting	116	10	106	1,060.0%
Travel, other expenses	6	1	5	500.0%
Other	571	480	91	19.0%
Total	$3,312	$1,522	$1,790	117.6%

The change in R&D expense of $1.8 million the three months ended September 30, 2021 compared the same period in 2020 was largely due to:

●	Clinical and contract manufacturing expense increased $859,000 from $398,000 in the three months ended September 30, 2020 to $1.3 million in the same period in 2021 primarily due to increased clinical trial activities related to the start-up of CTD and other indications.
●	Personnel and related benefits increased $500,000 from $458,000 in the three months ended September 30, 2020 to $1.0 million in the same period in 2021 due to the addition of eleven new hires and salary increases.
●	Stock-based compensation increased $229,000 from $175,000 in the three months ended September 30, 2020 to $404,000 in the same period in 2021 primarily due to higher expense incurred for options granted with immediate vesting to existing employees.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,006	$812	$194	23.9%
Direct marketing fees and expense	698	512	186	36.3%
Stock-based compensation	88	54	34	63.0%
Other	469	151	318	210.6%
Total	$2,261	$1,529	$732	47.9%

The change in S&M expense of $732,000 in the three months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	Personnel and related benefits increased $194,000 from $812,000 in the three months ended September 30, 2020 to $1.0 million in the same period in 2021 due to the addition of two new personnel within Commercial Operations.
●	Direct marketing fees and expenses increased $186,000 from $512,000 million in the three months ended
September 30, 2020 to $698,000 in the same period in 2021 due to increased patient access programs and other Mytesi marketing initiatives.
●	Other expenses increased $318,000 from $151,000 in the three months ended September 30, 2020 to $469,000 in the same period in 2021 largely due to additional marketing consulting costs.

General and Administrative

The following table presents the components of G&A expense for the three months ended September 30, 2021 and 2020 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Variance	Variance %
General and Administrative:
Personnel and related benefits	$706	$452	$254	56.2%
Stock-based compensation	673	446	227	50.9%
Public company expense	564	384	180	46.9%
Legal services	461	497	(36)	(7.2)%
Third-party consulting services	187	171	16	9.4%
Audit, tax and accounting services	129	127	2	1.6%
Rent and lease expense	92	220	(128)	(58.2)%
Travel, other expenses	69	5	64	1,280.0%
Other	1,088	2,011	(923)	(45.9)%
Total	$3,969	$4,313	$(344)	(8.0)%

The change in G&A expenses of $344,000 in the three months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	Personnel and related benefits increased $254,000 from $452,000 in the three months ended September 30, 2020 to $706,000 in the same period in 2021 due to the addition of 3 new employees, and salary increases.
●	Stock-based compensation expense increased $227,000 from $446,000 in the three months ended September 30, 2020 to $673,000 in the same period in 2021 due to the new options grants in the period.
●	Public company expense increased $180,000 from $384,000 for the three months ended September 30, 2020 to $564,000 in the same period in 2021 largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting
●	Other expenses decreased $923,000 from $2.0 million in the nine months ended September 30, 2020 to $1.1 million in the same period in 2021 due to less inducement expenses.

Interest Expense

Interest expense increased $1.5 million from $581,000 in the three months ended September 30, 2020 to $2.1 million for the same period in 2021 primarily due to additional interest expense incurred on royalty interest agreements.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $1.5 million from a loss of $2.1 million in the three months ended September 30, 2020 to a loss of $565,000 for the same period in 2021 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2021 and 2020, we had net losses of $38.3 million and $25.0 million, respectively. We expect to incur additional losses in the near-term future. At September 30, 2021, we had an accumulated deficit of $205.2 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $12.4 million as of September 30, 2021. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of equity and debt financing, in addition to sales of our commercial products. Cash provided by financing activities in the nine months ended September 30, 2021 were as follows:

●	During January 2021, an aggregate of 416,664 shares of common stock was issued upon the exercise of the December 2019 PIPE Financing Warrants for total proceeds of $975,000.

●	On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 1,479,290 shares of common stock, at an offering price of $10.14 per share for net proceeds of approximately $13.5 million.

●	On January 19, 2021, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a secured promissory note in the aggregate principal amount of $6.2 million for an aggregate purchase price of $6.0 million.

●	During January and February 2021, the Company issued an aggregate of 669,850 shares under the ATM Agreement for total net proceeds of $5.4 million.

●	On March 8, 2021, the Company entered into a Royalty Purchase Agreement with Streeterville, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million. Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.

●	Between January to March 2021, an aggregate of 1,383,524 shares of common stock were issued upon the exercise of Series 1, Series 2 and Bridge Note Warrants for total proceeds of $2.0 million.

●	On April 29, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 2,549,000 shares of common stock at an offering price of $4.23 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000.

●	On September 13, 2021, the Company entered into a securities purchase agreement (the “September 2021 PIPE Financing”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 309,242 unregistered shares of the Company’s common stock for an aggregate purchase price of approximately $776,000 or $2.51 per share.

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

Cash Flows for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table shows a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Total cash used in operating activities	$(26,047)	$(11,217)
Total cash used in investing activities	(10,484)	(7)
Total cash provided by financing activities	40,816	8,690
Net increase (decrease) in cash	$4,285	$(2,534)

Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities of $26.0 million resulted from our net loss of $38.3 million adjusted by the amortization of debt discounts and debt issuance costs of $3.6 million, stock-based compensation of $2.8 million, change in fair value of financial instrument and hybrid instrument designated at FVO of $1.6 million, Series 3 Warrants inducement expense of $1.5 million, depreciation and amortization expenses of $1.3 million, loss on extinguishment of debt of $753,000, ELOC Warrants inducement expense of $172,000, derecognition of debt discount on the settlement of receivables secured borrowing of $49,000, amortization of operating lease right-of-use asset of $45,000, shares issued as payment for services amounting to $16,000, and changes in operating assets and liabilities of $344,000.

During the nine months ended September 30, 2020, net cash used in operating activities of $11.2 million resulted from our net loss of $25.0 million adjusted by $3.7 million charge for Series 3 warrants issued as an inducement to exercise equity-classified Series 1, Series 2 and Bridge warrants, a change in fair value of financial instruments and hybrid instrument designated at FVO of $2.5 million, stock-based compensation of $2.2 million, inducement charge of $1.6 million on the modification of Series B convertible preferred shares, depreciation and amortization expenses of $1.3 million, payments for shares and warrants issued amounting to $1.0 million, amortization of debt discounts and debt issuance costs of $693,000, amortization of operating lease right-of-use asset of $553,000, expense on modification of warrants of $86,000, loss on assignment of receivables of $30,000, and changes in operating assets and liabilities of $122,000.

Cash Used in Investing Activity

During the nine months ended September 30, 2021, cash used in investing activity was $10.5 million which consisted of $10.5 million advances for future capital investment and $6,000 cash used to purchase property and equipment.

During the nine months ended September 30, 2020, cash used in investing activity was $7,000 which consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $40.8 million consisted of $23.2 million in net proceeds received from shares issued in registered public offering, $11.0 million in net proceeds received from issuance of notes payable, $5.4 million in net proceeds from shares issued in an At the Market offering, $2.0 million in net proceeds received from shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note Warrants, $1.8 million in net proceeds received from shares issued in PIPE financing, $4,000 in net proceeds from exercise of stock options, offset by $1.8 million repayment of receivables secured borrowing, $588,000 repayment of insurance financing, $100,000 in principal payments of the notes payable and $35,000 payment of ELOC warrants offering costs.

During the nine months ended September 30, 2020, net cash provided by financing activities of $8.7 million consisted of $5.7 million in net proceeds received from shares issued on conversion of Series 1, Series 2, and 2019 Bridge Note warrants, $4.5 million received from borrowings secured by the Company’s trade receivables, $776,000 in insurance premium financings, $668,000 in net proceeds received from shares of common stock issued via a PIPE financing, $350,000 in net proceeds received from issuance of a note payable, and $10,000 in net proceeds received from issuance of other shares of common stock, offset by $3.1 million in principal payments of the note payable and secured borrowings, $185,000 in issuance costs from shares issued as part of the underwriter settlement agreement, and $7,000 payment of deferred offering costs.

Off-Balance Sheet Arrangements

We have entered into a Subscription Agreement with SPAC, advancing an amount of $10.5 million for future capital increase for a planned business combination. On November 3, 2021, the merger between Napo EU and the SPAC became effective, and the SPAC became a controlled subsidiary (see Note 14).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting as further described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting related to our financial statement close process and policies. We did not have adequate policies and procedures in place to ensure the timely, effective review of assumptions used in measuring the fair value of certain financial instruments. We did not have sufficient resources with appropriate knowledge, experience and/or training commensurate with our financial reporting requirements to assist us in our timely and efficient preparation and review over our financial reporting. This material weakness has not been remediated as of September 30, 2021.

In connection with preparation of our interim financial statements for the three months ended September 30, 2021, we identified a material weakness in our internal control over financial reporting related to our financial statement preparation and review process. The primary factors contributing to the material weaknesses were as follows:

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be zero in 2021, $6.0 million in 2022, $18.0 million in 2023, $13.9 million in 2024, $7.1 million in 2025, and $3.9 million in 2026.

The reverse split of our common stock effected on September 8, 2021 could decrease our total market capitalization and may increase the volatility of our stock price.

At a special meeting of our stockholders on December 9, 2020 and reconvened on December 22, 2020, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-2 to 1-for-20. Following such special meeting, our board of directors approved a 1-for-3 reverse split of our issued and outstanding shares of common stock. We filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the reverse stock split. The reverse stock split was effective as of 12:01 am Eastern Time on September 8, 2021, and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on September 8, 2021.

There can be no assurance that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. Furthermore, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

The reverse stock split increased the Company’s authorized but unissued shares of common stock, which could negatively impact a potential investor.

Because the number of authorized shares of the Company’s common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. The issuance of additional shares of common stock or securities exercisable or convertible into common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of the common stock. The Company could use the shares that are available for future issuance in equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2021, pursuant to a letter agreement dated September 1, 2021, the Company agreed to issue 14,000 shares of the Company’s common stock to Corporate Profile LLC as partial consideration for investor relations services, which shares are issuable in three tranches: 4,000 shares were issued on September 22, 2021, 5,000 shares will be issued on December 1, 2021 and 5,000 shares will be issued on April 1, 2022.

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

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on September 17, 2021, there were no unregistered sales of equity securities during the period.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Fifth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed September 3, 2021, File No. 001-36714).

10.1#

License Agreement, dated August 18, 2021, by and between Napo Pharmaceuticals, Inc. and Napo EU S.p.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed August 24, 2021, File No. 001-36714).

10.2

Securities Purchase Agreement, dated September 13, 2021, by and between Jaguar Health, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed September 17, 2021, File No. 001-36714).

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

Date: November 17, 2021
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer