Form 10-Q
period 2022-03-31
Jaguar Health, Inc.
filed 2022-05-10
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022 there were 77,858,506 shares of voting common stock, par value $0.0001 per share, outstanding, 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 673 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets	(unaudited)
Current assets:
Cash	$17,456	$17,051
Accounts receivable	1,795	1,709
Other receivable	460	435
Inventory	4,879	4,900
Prepaid expenses and other current assets	3,884	4,339
Total current assets	28,474	28,434
Property and equipment, net	600	650
Operating lease - right-of-use asset	1,157	1,084
Intangible assets, net	22,229	22,651
Other assets	446	446
Total assets	$52,906	$53,265

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,708	$4,929
Accrued liabilities	8,195	7,117
Warrant liability	1	1
Operating lease liability, current	299	240
Notes payable, current	6,890	3,184
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Total current liabilities	19,093	15,471
Operating lease liability, net of current portion	921	919
Notes payable, net of discount, net of current portion (includes hybrid instrument designated at Fair Value Option amounting to $8.1 million and $7.8 million as of March 31, 2022 and December 31, 2021, respectively)	24,783	25,022
Total liabilities	44,797	41,412

Commitments and contingencies (See Note 7)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at March 31, 2022 and December 31, 2020; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at March 31, 2022 and December 31, 2020; zero shares issued and outstanding at March 31, 2022 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 77,073,990 and 48,352,527 issued and outstanding at March 31, 2022 and December 31, 2021	8	5
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; 2,120,786 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	245,517	231,100
Noncontrolling interest	64	242
Accumulated deficit	(237,480)	(219,494)
Total stockholders' equity	8,109	11,853
Total liabilities and stockholders' equity	$52,906	$53,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Product revenue	$2,625	$1,241
Operating expenses
Cost of product revenue	455	583
Research and development	4,945	2,414
Sales and marketing	2,835	2,139
General and administrative	6,144	3,409
Series 3 warrants inducement expense	—	1,462
Total operating expenses	14,379	10,007
Loss from operations	(11,754)	(8,766)
Interest expense	(4,194)	(1,901)
Loss on extinguishment of debt	(2,815)	(753)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(233)	(599)
Other income, net	832	10
Loss before income tax	(18,164)	(12,009)
Income tax expense	—	—
Net loss and comprehensive loss	(18,164)	(12,009)
Net loss attributable to noncontrolling interest	(178)	—
Net loss attributable to common shareholders	$(17,986)	$(12,009)
Net loss per share, basic and diluted	$(0.40)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	44,711,588	42,635,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2022	48,352,527	$5	2,120,786	$—	$231,100	$242	$(219,494)	$11,853
Shares issued in At the Market offering, net of issuance and offering costs of $83	20,046,463	2	—	—	9,108	—	—	9,110
Shares issued to Iliad in exchange of notes payable and accrued interest	8,650,000	1	—	—	4,232	—	—	4,233
Shares issued to third party for services	25,000	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	1,063	—	—	1,063
Net loss	—	—	—	—	—	(178)	(17,986)	(18,164)
Balances as of March 31, 2022	77,073,990	$8	2,120,786	$—	$245,517	$64	$(237,480)	$8,109

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2021	38,007,420	$4	2,120,786	$—	$184,097	$—	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	1,383,524	—	—	—	2,034	—	—	2,034
Shares issued in PIPE financing	416,664	—	—	—	975	—	—	975
Shares issued in At the Market offering, net of issuance and offering costs of $311	669,850	—	—	—	5,365	—	—	5,365
Shares issued in registered public offering, net of issuance and offering costs of $1,602	1,479,290	—	—	—	13,398	—	—	13,398
Shares issued in extinguishment of Exchange Note 2	471,202	—	—	—	2,516	—	—	2,516
Shares issued on exercise of Series 3 warrants	206,915	—	—	—	1,776	—	—	1,776
Shares issued on conversion of Napo merger common shares	601	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	634	—	—	634
Net loss	—	—	—	—	—	—	(12,009)	(12,009)
Balances as of March 31, 2021	42,635,466	$4	2,120,786	$—	$210,795	$—	$(178,908)	$31,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(18,164)	$(12,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	3,429	1,198
Stock-based compensation	1,063	634
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	233	599
Depreciation and amortization expense	426	431
Series 3 warrants inducement expense	—	1,462
Loss on extinguishment of debt	2,815	753
Amortization of operating lease - right-of-use-asset	29	—
Derecognition of debt discount on settlement of receivables secured borrowing	—	49
Shares issued in exchange for services	14	—
Changes in assets and liabilities	—
Accounts receivable	(86)	(1,365)
Other receivable	(117)	(2)
Inventory	22	(39)
Prepaid expenses and other current assets	507	(649)
Other assets	(5)	18
Accounts payable	(1,173)	(113)
Accrued liabilities	3,341	2,325
Operating lease liability	(29)	—
Total cash used in operating activities	(7,695)	(6,708)
Cash flows from financing activities
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $1,514	—	13,486
Proceeds from issuance of notes payable, net of issuance costs of $50	—	10,975
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $83 and $465	9,110	5,365
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants, net of issuance and offering costs of $486 in 2020	—	2,034
Repayment of receivables secured borrowing	—	(1,822)
Proceeds from issuance of shares in PIPE financing	—	975
Repayment of insurance financing	(335)	(95)
Noncontrolling interest	(178)	(50)
Repayment of notes payable	(447)	—
Total cash provided by financing activities	8,150	30,868
Effects of foreign exchange rate changes on assets and liabilities	(50)	—
Net increase in cash	405	24,160
Cash at beginning of period	17,051	8,090
Cash at end of period	$17,456	$32,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Supplemental schedule of cash flow information
Cash paid for interest	$11	$6
Supplemental schedule of non-cash financing and investing activities
Shares issued to Iliad in exchange of notes payable and accrued interest	$4,233	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$90	$—
Shares issued in extinguishment of Exchange Note 2	$—	$2,516
Shares issued on exercise of Series 3 warrants	$—	$1,776
Insurance financing	$—	$98
Offering costs included in accounts payable and accrued liabilities	$—	$88
Purchase of equipment	$—	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a San Francisco, California-based commercial stage pharmaceuticals company focused on developing novel, plant-based, non-opioid, and sustainably derived prescription medicines for people and animals with GI distress, including chronic, debilitating diarrhea. Jaguar Animal Health is a tradename of Jaguar Health. Our wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human pharmaceuticals for the global marketplace from plants or plant products used traditionally in rainforest areas. Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. Jaguar Animal Health’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (CID) in dogs. Canalevia-CA1 a canine-specific formulation of crofelemer. Napo Therapeutics S.p.A. (f/k/a Napo EU S.p.A.), Napo’s majority owned Italian subsidiary, focuses on expanding crofelemer access in Europe.

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

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017, by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo's representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as the wholly owned subsidiary (the “Merger” or “Napo Merger”). Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly owned subsidiary of Jaguar focused on human health including the ongoing development of crofelemer and commercialization of Mytesi.

On March 15, 2021, Jaguar established Napo EU S.p.A (which changed its name in January 2022 to Napo Therapeutics S.p.A. “Napo Therapeutics”) based in Milan, Italy as a subsidiary of Napo. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key orphan target indications: Short bowel syndrome (SBS) with intestinal failure, and congenital diarrheal disorders (CDD). On November 3, 2021, Napo Therapeutics merged with Dragon SPAC S.p.A. (“Dragon SPAC”).

On December 13, 2021, the European Medicines Agency (EMA) granted orphan-drug designation (ODD) for crofelemer for the short bowel syndrome (SBS) indication in the European Union following review of the ODD application Napo submitted to the EMA in September 2021. Following this decision from the EMA, Napo Therapeutics is initiating efforts to commence clinical development of crofelemer in both adult and pediatric SBS patients in support of the company’s key focus on leveraging the EMA’s accelerated conditional marketing authorization pathway in Europe for this rare disease. Napo Therapeutics has also agreed to support investigator-initiated trials (IITs), which are expected to provide proof of concept (POC) support for potential expanded access programs for crofelemer for patients with CDD and/or SBS patients with intestinal failure. The expanded access program will be initiated following completion of these studies and upon publication of POC results, potentially in 2023. Crofelemer previously received ODD in the U.S. from the FDA for SBS. SBS affects approximately 10,000 to 20,000 people in the U.S., according to the Crohn's & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size. Despite limited treatment options, the global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports.

On December 21, 2021, we received conditional approval from the FDA for Canalevia-CA1 (crofelemer delayed-release tablets), our oral plant-based prescription drug and the only drug for the treatment of CID in dogs. Canalevia-CA1 is being commercialized as a prescription drug product under the Company’s Jaguar Animal Health tradename, and as announced April 27, 2022, Canalevia-CA1 is now available from multiple leading veterinary distributors in the U.S. to veterinarians.

Canalevia-CA1 is a tablet that can be given orally twice a day and can be used for home treatment of CID. Canalevia-CA1 is a canine-specific formulation of crofelemer that is conditionally approved by the FDA under application number 141-552. Conditional approval allows for commercialization of the product while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for a full approval. We have received Minor Use in a Major Species (MUMS) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a "small number" threshold for minor use in each of the seven major species covered by the MUMS act. The small number threshold is currently 70,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over the course of a year and still have the use qualify as a minor use.

Most of the activities of the Company are focused on the commercialization of Mytesi and Canalevia-CA1 and the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy (CTD). Napo’s pivotal OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of CTD was initiated in October 2020 and is ongoing. In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves, foals, and high value horses.

Crofelemer is a novel, first in class anti secretory agent which has a normalizing effect on electrolyte and fluid balance while acting locally in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Crofelemer is in development for multiple possible follow-on indications in addition to prophylaxis for cancer therapy related diarrhea (CTD), including rare disease indications for symptomatic treatment of infants and children with congenital diarrheal disorders (“CDD”) and for adult and pediatric patients with short bowel syndrome (SBS) with intestinal failure. As stated above, crofelemer has received orphan drug designation (ODD) for short bowel syndrome (SBS) in the EU, and crofelemer has also received ODD in the US for SBS. Furthermore, the drug is being evaluated for management of diarrhea and abdominal discomfort in inflammatory bowel disease (IBD); diarrhea-predominant irritable bowel syndrome (IBS-D); and for idiopathic/functional diarrhea. A second-generation proprietary anti secretory agent, NP-300 (lechlemer), is undergoing preclinical development for symptomatic relief and treatment of diarrhea in patients with acute infection from cholera.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—and the above-referenced expanded pipeline of potential blockbuster human indications of crofelemer and lechlemer—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several of the drug product opportunities in Jaguar’s crofelemer pipeline are backed Phase 2 and proof of concept evidence from human clinical trials.

Nasdaq Communication and Compliance

Minimum Bid Price Requirement

On February 17, 2022, the Company received a letter from the Staff of Nasdaq indicating that the bid price of the Company’s common stock for the last 30 consecutive business days had again closed below the minimum $1.00 per share required for the continued listing under Nasdaq Listing Rule 5550(a)(2).

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day grace period, or until August 16, 2022, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period. In order for Nasdaq to consider granting the Company additional time beyond August 16, 2022, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on Nasdaq, with the exception of the minimum bid price requirement. If measured today, the Company would qualify for Nasdaq’s consideration of an extension because the Company currently has stockholders’ equity of at least $5.0 million. In the event the Company does not regain compliance with the $1.00 bid price requirement by August 16, 2022, eligibility for Nasdaq’s consideration of a second 180-day grace period would be determined on the Company’s compliance with the above referenced criteria on August 16, 2022.

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $237.5 million as of March 31, 2022. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, including the operations of substantially owned Italian subsidiary, Napo EU S.p.A., which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending
December 31, 2022, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the

Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended

December 31, 2021 which was filed to SEC on March 11, 2022.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, changes in convertible preferred stock and stockholders' equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended March 31, 2022, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it. For a discussion of risks of COVID-19 relating to the Company’s business, see “Item 1A. - Risk Factors- Risks Related to Our Business- The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of Mytesi and Canalevia.”

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintain cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of March 31, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. The Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2022 and December 31, 2021.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three months ended March 31, 2022 and 2021, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three months ended March 31, 2022, the Company earned Mytesi revenue primarily from three pharmaceutical distributors located in the United States. For the three months ended March 31, 2021, the Company earned Mytesi revenue primarily from two pharmaceutical distributors in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2022	2021
Customer 1	—%	86%
Customer 2	34%	10%
Customer 3	49%	—%
Customer 4	10%	—%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of
March 31, 2022 and December 31, 2021, the Company’s significant customers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	March 31,	December 31,
	2022	2021
	(unaudited)
Customer 1	—%	16%
Customer 2	34%	37%
Customer 3	52%	37%

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s had no impairment of long-lived assets as of March 31, 2022 and 2021.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three months ended March 31, 2022 and 2021.

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

In October 2021, the Company entered into an agreement with Copernico Centrale for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000. If the contract is not terminated within 12 months, the lease amount will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

In December 2021, the Company entered into an agreement with Arval Service Lease Italia SpA for the lease of two separate vehicles for 48 months expiring on November 30, 2025. Total monthly lease payment amounted to €2,000 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

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

In January 2022, the Company entered into an agreement with Copernico Centrale for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The Company’s policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for product that will expire within three months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

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

Revenue recognition

For contracts with Cardinal Health, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenue from the sale of Mytesi were $438,000 and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Animal

The Company recognized Neonorm revenues of $20,000 and $33,000 for the three months ended March 31, 2022 and 2021, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $2.2 million and $479,000 for the three months ended March 31, 2022 and 2021, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three months ended March 31, 2022 and 2021.

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

In the three months ended March 31, 2022 and 2021, the Company amended the terms of its October 2020 Purchase Agreement and Exchange Note 2, respectively (see Note 8).

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

The Company did not modify any equity-classified warrants in the three months ended March 31, 2022 and 2021.

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

The Company did not modify any preferred stock in the three months ended March 31, 2022 and 2021.

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

Comprehensive Loss

For the three months ended March 31, 2022, the comprehensive loss was equal to the net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying unaudited condensed consolidated financial statements.

For the three months ended March 31, 2021, the amount of other comprehensive loss was only de minimis; hence, a separate statement of comprehensive loss was not included in the accompanying unaudited condensed consolidated financial statements.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted the standard on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options – a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issue should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted the standard on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$1	$1
Streeterville note	—	—	8,051	8,051
Total fair value	$—	$—	$8,052	$8,052

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$1	$1
Streeterville note	$—	$—	$7,117	$7,117
Total fair value	$—	$—	$7,117	$7,117

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Three Months Ended
	March 31, 2022
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$1	$7,818
Additions	—	—
Exercises	—	—
Change in fair value	—	233
Ending fair value of Level 3 liability	$1	$8,051

Warrant Liability

The warrants associated with the Level 3 warrant liability November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at March 31, 2022, were both valued at zero in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at December 31, 2021, were valued at zero and $1,000, respectively, in the Company’s unaudited condensed consolidated balance sheet.

The November 2016 Series A Warrants

The Series A warrant valuation of zero at March 31, 2022 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.71, a strike price of $2,363 per share, an expected term of 0.16 years, volatility of 108% and a risk-free discount rate of 0.34%. The Series A warrant valuation of zero at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $2,363 per share, an expected term of 0.41 years, volatility of 89% and a risk-free discount rate of 0.19%. The change in fair value of the warrants for the three months ended March 31, 2022 was zero.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of zero at March 31, 2022 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.71, a strike price of $158 per share, an expected term of 1.51 years, volatility of 175% and a risk-free discount rate of 1.96%. The October 2018 Underwriter Warrants valuation of $1,000 at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $158 per share, an expected term of 1.75 years, volatility of 180% and a risk-free discount rate of 0.65%. The change in the fair value of the warrants for the three months ended March 31, 2022 was zero.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of March 31, 2022 and December 31, 2021. For the year ended December 31, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 206,915 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of March 31, 2022 amounting to $6.0 million and $8.1 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note which was determined using a comparison of various effective yields on bonds as of the valuation date

●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)

●	Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2022	2021	to fair value
Risk Adjusted Discount Rate	7.29%-21.82% (21.82%)	6.56% - 22% (21.09%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $367,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $367,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350.0 million ($100.0 million)

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

	0.39%-41.88%	0.39% - 39.78%

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

As of March 31, 2022, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At March 31, 2022
Hybrid Instrument:
Streeterville note	$8,051	$6,221	$1,830

5. Balance Sheet Components

Inventory

Inventory at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Raw Material	$1,562	$1,248
Work in Process	2,422	2,760
Finished Goods	895	892
Inventory	$4,879	$4,900

Property and Equipment, net

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	478	403
Clinical equipment	65	65
Software	63	63
Furnitures and fixtures	14	14
Computers and peripherals	7	7
Total property and equipment at cost	1,023	948
Accumulated depreciation	(423)	(298)
Property and equipment, net	$600	$650

Depreciation and amortization expense was $8,000 and $9,000 for the three months ended
March 31, 2022 and 2021, respectively.

Intangible Assets, net

Intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(7,778)	(7,361)
Developed technology, net	17,222	17,639
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(93)	(88)
Trademarks, net	207	212
Total intangible assets, net	$22,229	$22,651

Amortization expense of finite-lived intangible assets was $418,000 for the three months ended March 31, 2022 and 2021.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2022:

(in thousands)	Amounts
Remainder of 2022	$1,265
2023	1,687
2024	1,687
2025	1,687
2026	1,687
Thereafter	9,416
$17,429

6. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A Convertible Preferred Stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital was to provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company paid Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1.4 million. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1.1 million in accrued consulting and management fees. For the three months ended March 31, 2022 and 2021, total fees incurred were zero and $225,000, respectively. As of March 31, 2022 and December 31, 2021, the Company had a balance of zero due to Sagard Capital.

BOD Cash Compensation

Effective May 2021, the Company’s BOD received cash compensation based on the Director Compensation Program for 2021 which will be paid quarterly. For the three months ended March 31, 2022, the Company paid approximately $35,000 cash compensation to its directors.

7. Commitments and Contingencies

Commitments

Leases

On August 28, 2018, the Company entered into an office lease extension agreement for approximately 6,311 square feet of office space in San Francisco, CA. The term of the lease began on September 1, 2018 and expired on March 31, 2021. An existing shareholder provided a standby letter of credit in the amount of $475,000 to the lessor as collateral for the full performance by the Company of all of its obligations under the lease. In consideration of the Letter of Credit, the Company issued the shareholder a five-year warrant (see Note 9) to purchase 9,580 shares of the Company’s voting common stock.

On August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was zero and $60,000 for the three months ended March 31, 2022, respectively. As of March 31, 2022, there were no remaining commitment under the lease.

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

On October 7, 2021, the Company entered into an agreement for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000. If the contract is not terminated within 12 months, the lease amount will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor may immediately withdraw from the contract. The Company is required leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid deposit of €20,000 to the lessor. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

On December 22, 2021, the Company entered into an agreement for the lease of two separate vehicles for 48 months expiring on November 30, 2025. Total monthly lease payment amounted to €2,000 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

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

On January 25, 2022, the Company entered into an agreement for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid deposit of €9,000 to the Lessor.

The table below provided additional details of the office space lease presented in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021:

	March 31,	December 31
	2022	2021
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$1,157	$1,084

Operating lease liability, current	299	240
Operating lease liability, net of current portion	921	919
Total	$1,220	$1,159

Weighted-average remaining life (years)	2.96	3.21
Weighted-average discount rate	21.80%	21.10%

Lease cost included in the general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was approximately $104,000 and zero, respectively.

For the year three months ended March 31, 2022 and 2021, cash paid for operating lease liabilities recognized under operating cash flows amounted to $105,260 and zero respectively.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability as of March 31, 2022:

	March 31,	December 31
	2022	2021
(in thousands)	(unaudited)
2022	403	463
2023	542	518
2024	557	534
2025	107	89
Total undiscounted operating lease payments	1,609	1,604
Imputed interest expenses	(389)	(445)
Total operating lease liability	1,220	1,159
Less: Operating lease liability, current	299	240
Operating lease liability, net of current portion	$921	$919

On October 10, 2021, the Company also entered into a short-term office lease in Milan, Italy. The term of the lease began on November 1, 2021 and will expire on April 30, 2022, subject to automatic renewal equal to the present term until terminated by mutual agreement. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was $42,000 and zero for the three months ended March 31, 2022 and 2021, respectively.

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

Master Services Agreement (“MSA”)

On June 24, 2019, the Company entered into an MSA for clinical research organization services (the “2019 MSA”) and a service order under such 2019 MSA with Integrium, LLC (“Integrium”). The service order supports the Company’s study to evaluate the effect of Mytesi on gastrointestinal microbiome in people living with HIV. The 2019 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of March 31, 2022, there are no remaining commitment under the 2019 MSA.

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the three months ended March 31, 2022 and 2021, the Company paid Integrium $275,911 and $770,911, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the three months ended March 31, 2022 and 2021, the Company paid Glenmark $559,000 million and zero, respectively.

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

Legal Proceedings

On July 20, 2017, a putative class action complaint was filed in the United States District Court, Northern District of California, Civil Action No. 3:17 cv 04102, by Tony Plant (the “Plaintiff”).

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

Contingencies

From time to time, the Company maybe a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of March 31, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

8. Debt

Notes payable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Royalty Interest	$34,151	$37,000
Streeterville Note	8,051	7,818
Insurance Financing	—	335
Tempesta Note	300	350
	42,502	45,503
Less: unamortized discount and debt issuance costs	(10,829)	(17,297)
Note payable, net of discount	$31,673	$28,206
Notes payable - non-current, net	$24,783	$25,022
Notes payable - current, net	$6,890	$3,184

Future maturities of the notes payable not designated at FVO as of March 31, 2022 are as follows:

(in thousands)	Amounts
As of March 31,
2023	$6,890
2024	12,837
2025	5,016
2026	8,100
2027	1,608
34,451
Less: unamortized discount and debt issuance costs	(14,798)
Total	$19,653

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

Pursuant to the October 2020 Purchase Agreement, if the weekly volume weighted average price (“VWAP”) of the Company’s common stock is not equal or greater than the minimum VWAP of $0.9105 at least twice during each calendar month during the six-month period beginning on November 1, 2020, then the Royalty Repayment Amount will be automatically increased by $6.0 million at the end of such six-month period. During the observation period starting November 1, 2020, the Company’s weekly VWAP failed to reach the minimum VWAP of $0.9105 and on
November 13, 2020, the Company concluded that the contingent clause has been met, warranting an additional $6.0 million Royalty Repayment Amount, to be added to the outstanding balance commencing on May 10, 2021 for the purpose of cash interest calculation. The change in the Royalty Repayment Amount was accounted for as a debt modification and resulted in a new discount rate of 45.42%.

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 588,235 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%. As of March 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 74.59%.

On February 22, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $2.4 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,733,750 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 2, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1.1 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 2,425,000 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 4, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $800,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 2,000,000 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 9, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $700,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,850,000 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

Because the period between the first and last exchanges occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange was used in the application of the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted to a loss of $2.8 million. As of March 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 45.05%.

Interest expense for the three months ended March 31, 2022 and 2021 was $3.1 million and $1.9 million, respectively. As of March 31, 2022 and December 31, 2021, the carrying value of the debt is $8.3 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of March 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 23.28%.

Interest expense for the three months ended March 31, 2022 and 2021 was $784,000 and $664,000, respectively. As of March 31, 2022 and December 31, 2021, the carrying value of the debt is $8.0 million and $6.3 million, respectively.

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

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of March 31, 2022, the forecasted future revenues changed which resulted to a new discount of 19.14%.

Interest expense for the three months ended March 31, 2022 and 2021 was $416,000 and $62,000, respectively. As of March 31, 2022 and December 31, 2022, the carrying value of the debt is $6.1 million and $5.8 million, respectively.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with lechlemer for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of lechlemer for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of Lechlemer for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of March 31, 2022, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of March 31, 2022, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of March 31, 2022, no default has occurred.

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

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. At March 31, 2022 and December 31, 2021, the fair value was determined to be $8.1 million and $7.8 million, respectively. For the three months ended March 31, 2022, the net increase in the fair value of $233,000 was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the three months ended March 31, 2022 and 2021 was zero and $207, respectively. The financing balance was zero and $10,000 at March 31, 2022 and December 31, 2021, respectively.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2022 was $6,000. The financing balance was zero and $326,000 at March 31, 2022 and December 31, 2021, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three months ended March 31, 2022 and 2021 was $2,000 and $3,000, respectively. At March 31, 2022 and December 31, 2021, the net carrying value of the note was $300,000 and $350,000, respectively.

Oasis Secured Borrowing

The Purchase Agreement

In May 2020, the Company, entered into a one-year Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Oasis Capital (“Oasis”).

In December 2020, the Company received cash proceeds of $1.6 million from Oasis (the “Tranche #6 Secured Note”). Oasis purchased accounts receivable with a carrying value of $2.2 million, or gross accounts receivable of $3.8 million net of chargebacks and discounts of $1.6 million.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of March 31, 2022. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 5,296,623 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of March 31, 2022 and December 31, 2021, there were no Series D Perpetual Preferred shares outstanding.

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

As of March 31, 2022 and December 31, 2021, the carrying value of Exchange Note 2, net of discount, was zero.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of March 31, 2022 and December 31, 2021:

	March 31,	December 31
	2022	2021
Warrants outstanding, beginning balance	563,451	2,401,818
Issuances	—	168,750
Exercises	—	(2,007,117)
Expirations and cancelations	—	-
Warrants outstanding, ending balance	563,451	563,451

October 2018 Underwriter Warrants

In October 2018, the Company issued warrants to various service providers to purchase an aggregate of 5,713 shares of common stock at an exercise price of $157.50 per common share. The warrants were classified as liabilities pursuant to ASC 815-40 as there was potential cash settlement.

April 2020 Underwriter Warrants

In April 2020, in consideration of the settlement of a dispute regarding underwriting fees (see Note 7), the Company issued warrants to purchase 33,592 shares of common stock at an exercise price of $7.50 per common share. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

March 2019 Ladenburg Warrants

In March 2019, the Company issued warrants to purchase an aggregate of 253 shares of common stock at an exercise price of $52.50 per common share. The warrants were equity classified in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity.

March 2019 LOC Warrant

In March 2019, the Company issued a warrant to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 15,250 shares of the Company’s common stock and were reclassified to additional paid-in-capital.

2019 Bridge Note Warrants

Between March 18, 2019 and June 26, 2019, the Company issued twenty-one warrants to purchase warrant shares equal to a fixed principal amount divided by a variable exercise price. On July 23, 2019, upon the exercise price of the warrants becoming fixed, the warrants became exercisable into 927,083 shares of the Company’s common stock and were reclassified to additional paid-in-capital with a strike price of $6.00 per share.

A total of 190,622 2019 Bridge Notes Warrants were outstanding as of March 31, 2022 and December 31, 2021with a strike price of $1.47.

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

The Series 1 Warrants had an exercise price of $6.00 and expire on the earlier of (a) 5 years from the date of issuance and (b) 30 calendar days following the public announcement of Positive Interim Results related to the diarrhea results from the HALT-D investigator-initiated trial, if and only if certain trading benchmarks are achieved during such 30-calendar day period.

In the offering, the Company sold (i) 962,166 Class A Units, which included Series 1 warrants to purchase 962,166 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 1 warrants to purchase 1,797,833 shares of the Company’s common stock. In total, 2,760,000 Series 1 warrants were issued, with a strike price of $6.00. Upon issuance, the Series 1 warrants were classified in additional paid-in-capital.

During the three months ended March 31, 2021, an aggregate of 464,058 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 145,396 Series 1 Warrants were outstanding as of March 31, 2022 and December 31, 2021.

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

In the July 2019 offering, the Company sold (i) 962,166 Class A Units, which included Series 2 warrants to purchase 962,166 shares of the Company’s common stock and (ii) 10,787 Class B Units, which included Series 2 warrants to purchase 1,797,833 shares of the Company’s common stock. In total, 2,760,000 Series 2 warrants were issued, with a strike price of $6.00, and an expected term of 5.0 years. Upon issuance, the Series 2 Warrants were classified in additional paid-in-capital.

During the three months ended March 31, 2021, an aggregate of 1,427,175 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $700,000.

A total of 133,730 Series 2 Warrants were outstanding as of March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, preferred stock consisted of the following:

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

As of March 31, 2022 and December 31, 2021, there were no Series B-2 Convertible Preferred shares outstanding.

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

As of March 31, 2022 and December 31, 2021, there were no Series C Perpetual Preferred shares outstanding.

11. Stockholders' Equity

As of March 31, 2022 and December 31, 2021, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,
	2022	2021
Options issued and outstanding	2,323,032	2,464,803
Inducement options issued and outstanding	128,072	38,289
Options available for grant under stock option plans	431,371	631,270
Restricted stock unit awards issued and outstanding	3,462,170	487,456
Warrants issued and outstanding	563,451	563,451
Total	6,908,096	4,185,269

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

Reverse Stock Split

On September 3, 2021, the reverse stock split of the Company’s issued and outstanding voting common stock at a ratio not less than 1-for-2 and not greater than 1-for-20 became effective. Upon effectivity, every three shares of the Company’s issued and outstanding common stock immediately prior to the effective time shall automatically be reclassified into one share of common stock without any change in the par value. The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 17,333 common shares to Oasis for gross proceeds of $22,627. As of March 31, 2022 and December 31, 2021, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

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

In 2021, the Company issued an aggregate of 669,850 shares under the ATM Agreement for total net proceeds of $5.4 million after commissions and expenses of approximately $311,000.

As of March 31, 2022 and December 31, 2021, all shares under the ATM Agreement have been issued.

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

During the three months ended March 31, 2022, the Company issued an aggregate of 20,046,463 shares under the ATM Agreement for total net proceeds of $9.1 million after commissions and expenses of approximately $83,000.

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

On November 3, 2021 and the SPAC issued 883,000 ordinary shares, each reserved to the exercise of warrants pursuant to the warrant agreement approved by the SPAC (see Note 15). As a result, the SPAC became a substantially owned subsidiary, at the same time, the related advances will be converted to investment at a stand-alone level, and will be eliminated at the consolidated level.

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

Noncontrolling Interest

As a result of the merger last November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three months ended March 31, 2022, noncontrolling interest decreased by $178,000 due to the share in net loss on Napo EU’s financial performance.

12. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 123 option shares outstanding at March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, there were 2,323,032 options outstanding and 87,470 options available for grant. As of December 31, 2021, there were 2,348,076 options outstanding and 619,480 options available for grant.

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

As of March 31, 2022, there were 127,932 options outstanding and 343,901 options available for grant. As of December 31, 2021, there were 154,876 options outstanding and 11,790 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three months ended March 31, 2022 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2021	631,270	2,503,075	487,456	$9.44	8.35	$3
Additional shares authorized	2,722,827	—	—	—		—
Options granted	—	—	—	—		—
Options exercised	—	—	—	—		—
Options canceled	51,988	(51,988)	—	4.01		—
RSUs granted	(2,974,714)	—	2,974,714	—		—
Outstanding at March 31, 2022	431,371	2,451,087	3,462,170	$9.55	8.07	$—
Exercisable at March 31, 2022		1,611,407		$12.02	7.64	$—
Vested and expected to vest at March 31, 2022		2,349,585		$9.74	8.03	$—

*Fair market value of JAGX common stock on March 31, 2022 was $0.71 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the three months ended March 31, 2022 and 2021 was zero.

The weighted average grant date fair value of stock options granted was zero and $5.28 per share during the three months ended March 31, 2022 and 2021, respectively.

The number of options that vested in the three months ended March 31, 2022 and 2021 was 188,924 and 127,806, respectively. The grant date weighted average fair value of options that vested in the three months ended March 31, 2022 and 2021 was $4.45 and $4.95, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three months ended March 31, 2022 and 2021, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Research and development expense	$348	$164
Sales and marketing expense	82	52
General and administrative expense	633	418
Total	$1,063	$634

As of March 31, 2022, the Company had $3.1 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.79 years.

The fair value of options granted during the three months ended March 31, 2022 and 2021, respectively, were calculated using the range of assumptions set forth below:

	Three Months Ended
	March 31,
	2022	2021
Volatility	—	163.8 - 164.0%
Expected term (years)	—	5.0
Risk-free interest rate	—	0.5 - 0.9%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2022.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021

Net loss attributable to common shareholders (basic and diluted)	$(17,986)	$(12,009)
Shares used to compute net loss per common share, basic and diluted	44,711,588	42,635,466
Net loss per share attributable to common shareholders, basic and diluted	$(0.40)	$(0.28)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three months ended March 31, 2022 and 2021 because their inclusion would be anti-dilutive.

	March 31,	December 31,
	2022	2021
Options issued and outstanding	2,323,032	2,464,803
Inducement options issued and outstanding	128,072	38,289
Restricted stock units issued and outstanding	3,462,170	487,456
Warrants issued and outstanding	563,451	563,451
Total	6,476,725	3,553,999

As of May 4, 2022, there were 784,516 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

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

The Company's reportable segments net revenues and net loss for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Revenue from external customers
Human Health	$2,605	$1,208
Animal Health	20	33
Consolidated Totals	$2,625	$1,241

Segment net loss
Human Health	$(9,967)	$(3,941)
Animal Health	(8,197)	(8,068)
Consolidated Totals	$(18,164)	$(12,009)

The Company's reportable segments assets consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Segment assets
Human Health	$38,880	$42,250
Animal Health	121,467	115,580
Total	$160,347	$157,830

The reconciliation of segments assets to the consolidated assets is as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Total assets for reportable segments	$160,347	$157,830
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(78,209)	(75,333)
Consolidated Totals	$52,906	$53,265

15. Subsequent Events

Royalty Interest Amendment

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to (i) the royalty interest in the original principal amount of $12 million (the “October 2020 Royalty Interest”) with Iliad Research and Trading, L.P., (ii) the royalty interest in the original principal amount of $12 million (the “December 2020 Royalty Interest”) with Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) and (iii) the royalty interest in the original principal amount of $10 million (the “March 2021 Royalty Interest” and, together with the October 2020 Royalty Interest and the December 2020 Royalty Interest, the “Royalty Interests”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company was granted the right to exchange from time to time at the Company’s sole discretion, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange (the “Exchange Price”). Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, including no exchange transaction to the extent the issuance of shares in such exchange would result in the total cumulative number of shares of the Company’s common stock issued pursuant to the Royalty Interests would exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d) if applicable) (the “Exchange Cap”), unless stockholder approval is obtained to issue more than the Exchange Cap.

Debt Amendment

On April 14, 2022, the Company and Napo Pharmaceuticals, Inc., the Company’s wholly-owned subsidiary (“Napo” and together with the Company, the “Borrower”), entered into an amendment (the “Note Global Amendment”) to the secured promissory note in the original principal amount of $6.2 million (the “Note”) with Streeterville, pursuant to which the Borrower was granted the right to exchange from time to time at Borrower’s sole discretion, all or any portion of the Note for shares of the Company’s common stock at a price per share equal to the Exchange Price. Under the Note Global Amendment, the Borrower’s ability to exchange the Note for shares of the Company’s common stock is subject to certain limitations, including no exchange transaction to the extent the issuance of shares in such exchange would result in the total cumulative number of shares of the Company’s common stock issued pursuant to the Note would exceed the Exchange Cap, unless stockholder approval is obtained to issue more than the Exchange Cap.

Plan Amendment

On April 13, 2022, the Board of Directors of the Company approved an amendment (the “Plan Amendment”) to the New Employee Inducement Award Plan (the “Inducement Award Plan”) to reserve an additional 471,833 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 500,000 shares to 971,833 shares. The Inducement Award Plan was adopted on June 16, 2020 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2021 which was filed to SEC on
March 11, 2022.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $18.0 million and $12.0 million for the three months ended March 31, 2022 and 2021, respectively. As of
March 31, 2022, we had a total stockholders' equity of $8.1 million, an accumulated deficit of $237.5 million, and cash of $17.5 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three months ended March 31, 2022 and 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Our significant account policies are described in Note 2 of the condensed consolidated financial statements. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended
December 31, 2021.

Results of Operations

Comparison of the Three months Ended March 31, 2022 and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
Product revenue	$2,625	$1,241	$1,384	111.5%
Total revenue	2,625	1,241	1,384	111.5%
Operating Expenses
Cost of product revenue	455	583	(128)	(22.0)%
Research and development	4,945	2,414	2,531	104.8%
Sales and marketing	2,835	2,139	696	32.5%
General and administrative	6,144	3,409	2,735	80.2%
Series 3 warrants inducement expense	—	1,462	(1,462)	(100.0)%
Total operating expenses	14,379	10,007	4,372	43.7%
Loss from operations	(11,754)	(8,766)	(2,988)	34.1%
Interest expense	(4,194)	(1,901)	(2,293)	120.6%
Loss on extinguishment of debt	(2,815)	(753)	(2,062)	273.8%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(233)	(599)	366	(61.1)%
Other income, net	832	10	822	8,220.0%
Loss before income tax	(18,164)	(12,009)	(6,155)	51.3%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(18,164)	(12,009)	(6,155)	51.3%
Net loss attributable to noncontrolling interest	$(178)	$—	$(178)	100%
Net loss attributable to common shareholders	$(17,986)	$(12,009)	$(5,977)	49.8%

Revenue

Product revenue

We transitioned from selling to the wholesalers that resell the product to retail pharmacies to the closed Specialty Pharmacy distribution networks throughout the year 2021 and we fully transitioned in the fourth quarter of the same year.

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $3.5 million and $4.6 million in the three months ended
March 31, 2022 and 2021, respectively. The decrease of about $1.2 million is largely due to the transition from Title model to the Specialty Pharmacy distribution networks.

Though the transition

To a closed network of specialty pharmacies has resulted in fewer bottles sold, it generated significant reductions in distribution costs, a higher average net price, and assisted our market access strategy intended to help remove access barriers for patients prescribed Mytesi and includes services such as higher level of support for prior authorizations, appeals, adherence counseling, and home delivery options.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $504,000 and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $593,000. Sales discounts and sales returns were $330,000 and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1.4 million. The wholesaler fees were eliminated in the three months ended March 31, 2022 as compared to $501,000 in the three months ended March 31, 2021.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$3,395	$4,558	$(1,163)	(25.5)%
Neonorm	20	33	(13)	(39.4)%
Canalevia	44	—	44	100.0%
Total gross product sales	3,459	4,591	(1,132)	(24.7)%
Medicaid rebates	(504)	(1,097)	593	(54.1)%
Sales discounts	(320)	(1,732)	1,412	(81.5)%
Sales returns	(10)	(20)	10	(50.0)%
Wholesaler fee	—	(501)	501	(100.0)%
Net product sales	$2,625	$1,241	$1,384	111.5%

Our gross product revenues were $3.5 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Our Neonorm product revenues were $20,000 and $33,000 for the three months ended March 31, 2022 and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 and during the same period in 2021.

Our Canalevia product revenues were $44,000 and zero for the three months ended March 31, 2022 and 2021, respectively. Sales and marketing expenses for Canalevia products are not significant during 2022.

Cost of Product Revenue

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$250	$269	$(19)	(7.1)%
Direct labor	162	219	(57)	(26.0)%
Royalties	8	—	8	100.0%
Distribution fees	7	61	(54)	(88.5)%
Other	28	34	(6)	(17.6)%
Total	$455	$583	$(128)	(22.0)%

Cost of product revenue decreased $128,000 from $583,000 in the three months ended March 31, 2021 to $455,000 for the same period in 2022. The decrease in the cost of product revenue period over period was largely attributable to lower sales volume resulting in less cost of materials for bottles sold in the three months ended March 31, 2021.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the three months ended March 31, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Personnel and related benefits	$2,002	$434	$1,568	361.3%
Clinical and contract manufacturing	1,645	867	778	89.7%
Stock-based compensation	348	164	184	112.2%
Materials expense and tree planting	71	73	(2)	(2.7)%
Travel, other expenses	21	—	21	100.0%
Other	858	876	(18)	(2.1)%
Total	$4,945	$2,414	$2,531	104.8%

The change in R&D expense of $2.5 million in the three months ended March 31, 2022 compared to the same period in 2020 was largely due to:

●	Personnel and related benefits increased $1.6 million from $434,000 in the three months ended March 31, 2021 to $2.0 million in the same period in 2022 due to the additional headcount and accrued bonus.
●	Clinical and contract manufacturing expenses increased $778,000 from $867,000 in the three months ended March 31, 2021 to $1.6 million in the same period in 2022 largely due to increased clinical trial activities related to the start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors expenses, and cholera/lechlemer research expenses.
●	Stock-based compensation increased $184,000 from $164,000 in the three months ended March 31, 2021 to $348,000 in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Travel, and other expenses increased $21,000 from zero in the three months ended March 31, 2021 to $21,000 in the same period in 2022 primarily due to more travel activities with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees decreased $18,000 from $876,000 in the three months ended March 31, 2021 to $858,000 in the same period in 2022.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended March 31, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,157	$827	$330	39.9%
Direct marketing fees and expense	1,101	912	189	20.7%
Stock-based compensation	82	52	30	57.7%
Other	495	348	147	42.2%
Total	$2,835	$2,139	$696	32.5%

The change in S&M expense of $696,000 in the three months ended March 31, 2022 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits increased $330,000 from $827,000 in the three months ended March 31, 2021 to $1.2 million in the same period in 2022 due additional headcount within the commercial operations and accrued commissions.
●	Direct marketing fees and expenses increased $189,000 from $912,000 in the three months ended
March 31, 2021 to $1.1 million in the same period in 2022 due to increased patient access programs and other Mytesi marketing initiatives.
●	Stock-based compensation increased $30,000 from $52,000 in the three months ended March 31, 2021 to $82,000 in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Other expenses increased $147,000 from $348,000 in the three months ended March 31, 2021 to $495,000 in the same period in 2022 largely due to additional marketing consulting costs and travel expenses.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the three months ended March 31, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,794	$602	$1,192	198.0%
Public company expense	748	98	650	663.3%
Stock-based compensation	633	418	215	51.4%
Legal services	522	498	24	4.8%
Third-party consulting services	378	202	176	87.1%
Audit, tax and accounting services	232	580	(348)	(60.0)%
Travel, other expenses	157	11	146	1,327.3%
Rent and lease expense	115	53	62	117.0%
Other	1,565	947	618	65.3%
Total	$6,144	$3,409	$2,735	80.2%

The change in G&A expenses of $2.7 million in the three months ended March 31, 2022 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits increased $1.2 million from $602,000 in the three months ended March 31, 2021 to $1.8 million in the same period in 2022, due to additional headcount and accrued bonus.
●	Other expenses increased $618,000 from $947,000 in the three months ended March 31, 2021 to $1.6 million in the same period in 2022 due to recruiting and additional IT support.
●	Public company expense increased $650,000 from $98,000 in the three months ended March 31, 2021 to $748,000 in the same period in 2022, largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.
●	Stock-based compensation increased $215,000 from $418,000 in the three months ended March 31, 2021 to $633,000 in the same period in 2022 primarily due to higher expense incurred for options granted with immediate vesting to existing employees.
●	Third-party consulting services increased $176,000 from $202,000 in the three months ended March 31, 2021 to $378,000 in the same period in 2022 primarily due to support corporate and finance activities.
●	Travel, and other expenses increased $146,000 from $11,000 in the three months ended March 31, 2021 to $115,000 in the same period in 2022 primarily due to higher travel activities related to administrative function.
●	Rent and lease expense increased $62,000 from $53,000 in the three months ended March 31, 2021 to $157,000 in the same period in 2022 primarily due to increase in fees related to occupancy of new spaces.
●	Audit, tax and accounting services fees decreased $348,000 from $580,000 in the three months ended March 31, 2021 to $232,000 in the same period in 2022 mostly due to change in accounting firm and fewer complex transactions

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.

Interest Expense

Interest expense increased $2.3 million from $1.9 million in the three months ended March 31, 2021 to $4.2 million for the same period in 2022 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from $753,000 in the three months ended March 31, 2021 to $2.8 million in the same period in 2022 is due to the $2.8 million extinguishment loss from the exchange of the outstanding balance of Iliad’s royalty agreements for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $366,000 from a loss of $599,000 in the three months ended March 30, 2021 to a loss of $233,000 for the same period in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2022 and 2021, we had net losses of $18.2 million and $12.0 million, respectively. We expect to incur additional losses in the near-term future. At March 31, 2022, we had an accumulated deficit of $237.5 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $17.5 million as of March 31, 2022. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities in the three months ended March 31, 2022 were generated from the issuance of an aggregate of 20,046,463 shares of common stock under the ATM Agreement for total net proceeds of $9.1 million.

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

Cash Flows for the Three months Ended March 31, 2022 Compared to the Three months Ended March 31, 2021

The following table shows a summary of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Total cash used in operating activities	$(7,695)	$(6,708)
Total cash provided by financing activities	8,150	30,868
Effects of foreign exchange rate changes on assets and liabilities	(50)	—
Net increase in cash	$405	$24,160

Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities of $7.7 million resulted from our net loss of $18.2 million adjusted by the amortization of debt discounts and debt issuance costs of $3.4 million, loss on extinguishment of debt of $2.8 million, stock-based compensation of $1.1 million, depreciation and amortization expenses of $426,000, change in fair value of financial instrument and hybrid instrument designated at FVO of

$233,000, amortization of operating lease right-of-use asset of $29,000, and changes in operating assets and liabilities of $2.5 million.

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

Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities of $8.2 million consisted of $9.1 million in net proceeds from shares issued in an At the Market offering, offset by $335,000 repayment of insurance financing, and $447,000 in principal payments of the notes payable.

During the three months ended March 31, 2021, net cash provided by financing activities of $30.9 million consisted of $13.5 million in net proceeds received from 4,437,870 shares of common stock issued in registered public offering, $11.0 million in net proceeds received from issuance of notes payable, $5.4 million in net proceeds from 2,009,554 shares of common stock issued in an At the Market offering, $2.0 million in net proceeds received from 4,150,600 shares of common stock issued on conversion of Series 1, Series 2, and 2019 Bridge Note Warrants, $975,000 in net proceeds received from 1,250,000 shares of common stock issued in PIPE financing, offset by $1.8 million repayment of receivables secured borrowing, $95,000 repayment of insurance premium financing, and $50,000 in principal payments of the notes payable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or15d-15(e) under the Exchange Act, of 1934, as mended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Office and Principal Financial and Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of March 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are an SRC and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2022
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer