Form 10-Q
period 2022-06-30
Jaguar Health, Inc.
filed 2022-08-22
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022 there were 117,916,199 shares of voting common stock, par value $0.0001 per share, outstanding, 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 673 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets	(unaudited)
Current assets:
Cash	$9,014	$17,051
Accounts receivable	1,549	1,709
Other receivable	526	435
Inventory	6,745	4,900
Prepaid expenses and other current assets	5,528	4,339
Total current assets	23,362	28,434
Property and equipment, net	583	650
Operating lease - right-of-use asset	1,195	1,084
Intangible assets, net	22,991	22,651
Other assets	1,754	446
Total assets	$49,885	$53,265

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,645	$4,929
Accrued liabilities	8,913	7,117
Warrant liability	—	1
Operating lease liability, current	390	240
Notes payable, current	7,953	3,184
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Total current liabilities	22,901	15,471
Operating lease liability, net of current portion	868	919
Notes payable, net of discount, net of current portion (includes hybrid instrument designated at Fair Value Option amounting to $7.3 million and $7.8 million as of June 30, 2022 and December 31, 2021, respectively)	23,359	25,022
Total liabilities	47,128	41,412

Commitments and contingencies (See Note 7)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at June 30, 2022 and December 31, 2020; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at June 30, 2022 and December 31, 2020; zero shares issued and outstanding at June 30, 2022 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 85,170,109 and 48,352,527 issued and outstanding at June 30, 2022 and December 31, 2021	9	5
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; 2,120,786 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	249,554	231,100
Noncontrolling interest	41	242
Accumulated deficit	(246,847)	(219,494)
Total stockholders' equity	2,757	11,853
Total liabilities and stockholders' equity	$49,885	$53,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Product revenue	$2,921	$385	$5,546	$1,625
Operating expenses
Cost of product revenue	456	664	911	1,247
Research and development	2,451	3,870	7,396	6,285
Sales and marketing	2,144	2,191	4,979	4,330
General and administrative	4,349	5,068	10,493	8,477
Series 3 warrants inducement expense	—	—	—	1,462
ELOC warrants inducement expense	—	172	—	172
Total operating expenses	9,400	11,965	23,779	21,973
Loss from operations	(6,479)	(11,580)	(18,233)	(20,348)
Interest expense	(2,536)	(2,009)	(7,358)	(3,909)
Loss on extinguishment of debt	—	—	(2,187)	(753)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	709	(475)	477	(1,074)
Other expense, net	(1,084)	(17)	(253)	(6)
Loss before income tax	(9,390)	(14,081)	(27,554)	(26,090)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	(9,390)	(14,081)	(27,554)	(26,090)
Net loss attributable to noncontrolling interest	(23)	—	(201)	—
Net loss attributable to common shareholders	$(9,367)	$(14,081)	$(27,353)	$(26,090)
Net loss per share, basic and diluted	$(0.12)	$(0.31)	$(0.40)	$(0.60)
Weighted-average common shares outstanding, basic and diluted	79,698,822	45,043,863	69,105,329	43,574,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of March 31, 2022	77,073,990	$8	2,120,786	$—	$245,517	$64	$(237,480)	$8,109
Shares issued in At the Market offering, net of issuance and offering costs of $17	6,768,280	1	—	—	2,453	—	—	2,454
Shares issued to Iliad in exchange of notes payable and accrued interest	1,143,643	—	—	—	467	—	—	467
Shares issued upon exercise of restricted stock units	174,196	—	—	—	95	—	—	95
Shares issued to third party for services	10,000	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	1,017	—	—	1,017
Net loss	—	—	—	—	—	(23)	(9,367)	(9,390)
Balances as of June 30, 2022	85,170,109	$9	2,120,786	$—	$249,554	$41	$(246,847)	$2,757

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of March 31, 2021	42,635,466	$4	2,120,786	$—	$210,795	$—	$(178,908)	$31,891
Shares issued in registered public offering, net of issuance and offering costs of $948	2,549,000	1	—	—	9,835	—	—	9,836
Shares issued to Iliad in exchange of notes payable and accrued interest	588,235	—	—	—	2,982	—	—	2,982
Shares issued upon exercise of stock options	1,296	—	—	—	2	—	—	2
Shares issued on conversion of Napo merger common shares	1	—	—	—	—	—	—	—
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	124	—	—	124
Stock-based compensation	—	—	—	—	1,031	—	—	1,031
Net loss	—	—	—	—	—	—	(14,081)	(14,081)
Balances as of June 30, 2021	45,773,998	$5	2,120,786	$—	$224,769	$—	$(192,989)	$31,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2022	48,352,527	$5	2,120,786	$—	$231,100	$242	$(219,494)	$11,853
Shares issued in At the Market offering, net of issuance and offering costs of $100	26,814,743	3	—	—	11,561	—	—	11,564
Shares issued to Iliad in exchange of notes payable and accrued interest	9,793,643	1	—	—	4,699	—	—	4,700
Shares issued to third party for services	35,000	—	—	—	19	—	—	19
Shares issued upon exercise of restricted stock units	174,196	—	—	—	95	—	—	95
Stock-based compensation	—	—	—	—	2,080	—	—	2,080
Net loss	—	—	—	—	—	(201)	(27,353)	(27,554)
Balances as of June 30, 2022	85,170,109	$9	2,120,786	$—	$249,554	$41	$(246,847)	$2,757

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2021	38,007,420	$4	2,120,786	$—	$184,097	$—	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	1,383,524	—	—	—	2,034	—	—	2,034
Shares issued in PIPE financing	416,664	—	—	—	975	—	—	975
Shares issued in At the Market offering, net of issuance and offering costs of $311	669,850	—	—	—	5,365	—	—	5,365
Shares issued to Iliad in exchange of notes payable and accrued interest	588,235	—	—	—	2,982	—	—	2,982
Shares issued in registered public offering, net of issuance and offering costs of $2,550	4,028,290	1	—	—	23,233	—	—	23,234
Shares issued in extinguishment of Exchange Note 2	471,202	—	—	—	2,516	—	—	2,516
Shares issued on exercise of Series 3 warrants	206,915	—	—	—	1,776	—	—	1,776
Shares issued upon exercise of stock options	1,296	—	—	—	2	—	—	2
Shares issued on conversion of Napo merger common shares	602	—	—	—	—	—	—	—
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	124	—	—	124
Stock-based compensation	—	—	—	—	1,665	—	—	1,665
Net loss	—	—	—	—	—	—	(26,090)	(26,090)
Balances as of June 30, 2021	45,773,998	$5	2,120,786	$—	$224,769	$—	$(192,989)	$31,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(27,554)	$(26,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	6,263	2,431
Stock-based compensation	2,080	1,667
Loss on extinguishment of debt, net	2,187	753
Depreciation and amortization expense	984	861
Amortization of operating lease - right-of-use-asset	119	1
Shares issued upon exercise of restricted stock units	95	—
Shares issued in exchange for services	19	—
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(477)	1,074
Series 3 warrants inducement expense	—	1,462
ELOC warrants inducement expense	—	172
Derecognition of debt discount on settlement of receivables secured borrowing	—	49
Changes in assets and liabilities
Accounts receivable	160	398
Other receivable	(200)	(12)
Inventory	(1,845)	(620)
Prepaid expenses and other current assets	(1,190)	(1,263)
Other assets	(1,306)	37
Accounts payable	752	146
Accrued liabilities	1,885	2,300
Operating lease liability	(124)	19
Total cash used in operating activities	(18,152)	(16,615)
Cash flows from investing activity
Purchase of equipment	(74)	(6)
Purchase of intangible assets	(1,184)	—
Total cash used in investing activity	(1,258)	(6)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $100 and $311	11,564	5,365
Repayment of insurance financing	(118)	(233)
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $2,550	—	23,232
Proceeds from issuance of notes payable, net of issuance costs of $50	—	10,975
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants	—	2,034
Proceeds from issuance of shares in PIPE financing	—	975
Repayment of receivables secured borrowing	—	(1,822)
Payment of ELOC warrants offering costs	—	(35)
Total cash provided by financing activities	11,396	40,443
Effects of foreign exchange rate changes on assets and liabilities	(23)	—
Net increase in cash	(8,037)	23,822
Cash at beginning of period	17,051	8,090
Cash at end of period	$9,014	$31,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Supplemental schedule of cash flow information
Cash paid for interest	$11	$8
Supplemental schedule of non-cash financing and investing activities
Shares issued to Iliad in exchange of notes payable and accrued interest	$4,233	$2,982
Recognition of operating lease - right-of-use asset and operating lease liability	$223	$1,087
Shares issued on exercise of Series 3 warrants	$—	$1,776
Insurance financing	$—	$1,183
Offering costs included in accounts payable and accrued liabilities	$—	$(13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”) was founded in San Francisco, California as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion and production animals and horses. The Company's first non-prescription commercial products, Neonorm Calf and Neonorm Foal, were launched in 2014 and 2016, respectively.

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

Most of the activities of the Company are focused on the commercialization of Mytesi and Canalevia-CA1 and the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy (CTD). Napo’s pivotal OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of CTD was initiated in October 2020 and is ongoing. In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves and foals.

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

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—and the above-referenced expanded pipeline of potential blockbuster human indications of crofelemer and NP-300—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several of the drug product opportunities in Jaguar’s crofelemer pipeline are backed Phase 2 and proof of concept evidence from human clinical trials.

Nasdaq Communication and Compliance

Minimum Bid Price Requirement

On February 17, 2022 the Company received a letter from the Staff of Nasdaq indicating that the bid price of the Company’s common stock for the last 30 consecutive business days had again closed below the minimum $1.00 per share required for the continued listing under Nasdaq Listing Rule 5550(a)(2).

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day grace period, or until August 16, 2022, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period. On August 18, 2022, the Company received a notification letter from the Staff notifying the Company that it had been granted an additional 180 days, or until February 13, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period. In the event the Company does not regain compliance with the $1.00 bid price requirement by February 13, 2023, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel with a plan to regain compliance.

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $246.8 million as of June 30, 2022. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, including the operations of substantially owned Italian subsidiary, Napo Therapeutics S.p.A., which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

There has been no material change to the Company's significant accounting policies during the three and six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2021 which was filed to SEC on March 11, 2022.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2022, results of operations for the three months and six months ended June 30, 2022 and 2021, changes in convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, valuation of hybrid instruments designated at fair value option (“FVO”), valuation of warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended June 30, 2022, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it. For a discussion of risks of COVID-19 relating to the Company’s business, see “Item 1A. - Risk Factors- Risks Related to Our Business- The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of Mytesi and Canalevia.”

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of June 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. The Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2022 and December 31, 2021. In addition, the Company writes off an uncollectible accounts receivable that have a contractual maturity of one year or less when there is information indicating that the counterparty is in severe financial difficulty and there is no realistic prospect of recovery.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three and six months ended June 30, 2022 and 2021, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three and six months ended June 30, 2022, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. For the three and six months ended June 30, 2021, the Company earned Mytesi revenue primarily from two specialty pharmacies in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
Customer 1	—%	84%	—%	85%
Customer 2	34%	11%	34%	11%
Customer 3	49%	—%	53%	—%
Customer 4	10%	—%	5%	—%

On September 3, 2021, the Company ended its engagement with Cardinal Health as its exclusive title model customer for commercial sales and fully implemented its limited distribution Specialty Pharmacy model. Cardinal Health continues to provide third-party logistics services for Mytesi.

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of June 30, 2022 and December 31, 2021, the Company’s significant customers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	June 30,
	2022	December 31,
	(unaudited)	2021
Customer 1	—%	16%
Customer 2	38%	37%
Customer 3	50%	37%

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer for the supply of API in Mytesi and a single third-party contract manufacturer as well for the supply of finished products for commercialization.

Other Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to war, rapid technological change, obtaining second source suppliers, regulatory approval from the FDA or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

Russia-Ukraine War

In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations and cash flows are also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have allowance for inventory obsolescence as of June 30, 2022 and December 31, 2021.

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s had no impairment of long-lived assets as of June 30, 2022 and 2021.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three and six months ended June 30, 2022 and 2021.

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

In October 2021, the Company entered into an agreement with Copernico Centrale for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract is not terminated within 12 months, the lease amount will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

In December 2021, the Company entered into an agreement with Arval Service Lease Italia SpA for the lease of two separate vehicles for 48 months expiring on November 30, 2025. Total monthly lease payment amounted to €2,000 or $2,100 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000 or approximately $20,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

In January 2022, the Company entered into an agreement with Copernico Centrale for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract.

In May 2022, the Company entered into an agreement with ALD Automative Italia S.r.l for the lease of one vehicle for 48 months expiring on April 30, 2026. Total monthly lease payment amounted to €833 or approximately $880 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €21,000 or approximately $22,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

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

Contracts – Cardinal Health and Other Distributors

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

The Company's Canalevia, Neonorm and botanical extract products are primarily sold to distributors, who then sell the products to the end customers. Since 2014, the Company has entered into several distribution agreements with established distributors such as Animart, Vedco, VPI, RJ Matthews, Covetrus, and Stockmen Supply to distribute the Company's animal health products in the United States, Japan, and China. The distribution agreements and the related purchase order together meet the contract existence criteria under ASC 606-10-25-1. The Company sells directly to its customers without the use of an agent.

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to Cardinal Health, based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement.

Transaction price

For contracts with Cardinal Health and other distributors, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi, Canalevia and Neonorm is the Wholesaler Acquisition Cost (“WAC”), net of discounts, returns, and price adjustments.

Allocate transaction price

For contracts with Cardinal Health and other distributors, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with Cardinal Health and other distributors, a single performance obligation is satisfied at a point in time, upon the free on board (“FOB”) terms of each contract when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenue from the sale of Mytesi were $384,000 and $317,000 for the three months ended June 30, 2022 and 2021, respectively. Net revenue from the sale of Mytesi were $723,000 and $1.3 million for the six months ended June 30, 2022 and 2021.

Animal

The Company recognized Canalevia product revenues were $87,000 and zero for the three months ended June 30, 2022 and 2021, respectively. Revenues from the sale of Canalevia were $131,000 and zero for the six months ended June 30, 2022 and 2021, respectively. Neonorm revenues of $15,000 and $6,000 for the three months ended June 30, 2022 and 2021, respectively. Revenues from the sale of Neonorm were $35,000 and $39,000 for the six months ended June 30, 2022 and 2021, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

The two contracts with the four specialty pharmacies were combined into one portfolio of contract as they share similar characteristics.

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

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $2.4 million and $62,000 for the three months ended June 30, 2022 and 2021, respectively. Net revenue from the sale of Mytesi to the specialty pharmacies were $4.7 million and $237,000 for the six months ended June 30, 2022 and 2021, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, Lechlemer, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2022 and 2021.

On June 21, 2022, the Company entered into a License Agreement (“License Agreement”) with SynWorld Technology Corporation (“Synworld”). The License Agreement grants Synworld an exclusive, non-transferable, non-sublicensable license of patents and know-how to significantly improve and/or expand the scope of the Company’s intellectual property rights and to commercialize a canine-specific pharmaceutical product that utilizes Crofelemer as its active drug substance marketed in the United States under the Trademark Canalevia®, Canalevia-CA1 and Canalevia CA-2 (“Product”) for the treatment, prevention, or amelioration of diarrhea in dogs in China, excluding Hong Kong (“Licensee Territory”). Synworld is responsible to prepare, submit and obtain all regulatory approvals for the Product in the Licensee Territory on behalf of, and in the name of the Company (the “Services”). During the Initial Term, Synworld will be solely responsible for all fees and expenses incurred by or on behalf of Synworld with respect to the performance of the Services (“Regulatory Expense”), subject to both parties’ election for the Company to reimburse Regulatory Expenses up to $2.0 million (“Reimbursement Cap”). All Regulatory Expenses in excess of the Reimbursement Cap and any additional fees and expenses incurred thereafter for maintaining the regulatory approvals will be borne by Synworld. As consideration for the license granted, Synworld should make non-refundable cash payments with an aggregate amount of $5.0 million during the initial two-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2022 and 2021.

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

In the three and six months ended June 30, 2021, the Company amended the terms of its October 2020 Purchase Agreement and Exchange Note 2, respectively. In the three and six months ended June 30, 2022, the Company entered into another amendment on the terms of its October 2020 Purchase Agreement (see Note 8).

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

The Company did not modify any equity-classified warrants in the three and six months ended June 30, 2022 and 2021.

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

The Company did not modify any preferred stock in the three and six months ended June 30, 2022 and 2021.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2022 and 2021.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$—	$—
Streeterville note	—	—	7,342	7,342
Total fair value	$—	$—	$7,342	$7,342

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$1	$1
Streeterville note	$—	$—	$7,818	$7,818
Total fair value	$—	$—	$7,819	$7,819

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Six Months Ended
	June 30, 2022
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$1	$7,818
Additions	—	—
Exercises	—	—
Change in fair value	(1)	(476)
Ending fair value of Level 3 liability	$—	$7,342

Warrant Liability

The warrants associated with the Level 3 warrant liability is the October 2018 Underwriter Warrants, which, at June 30, 2022, were valued at zero in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at December 31, 2021, were valued at zero and $1,000, respectively, in the Company’s unaudited condensed consolidated balance sheet.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of zero at June 30, 2022 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.48, a strike price of $158 per share, an expected term of 1.26 years, volatility of 251% and a risk-free discount rate of 2.83%. The October 2018 Underwriter Warrants valuation of $1,000 at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $158 per share, an expected term of 1.75 years, volatility of 180% and a risk-free discount rate of 0.65%. The change in the fair value of the warrants for the three and six months ended June 30, 2022 was $1,000.

The November 2016 Series A Warrants

Series A Warrants has expired on May 29, 2022. The Series A warrant valuation of zero at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $2,363 per share, an expected term of 0.41 years, volatility of 89% and a risk-free discount rate of 0.19%. The change in fair value of the warrants for the three and six months ended June 30, 2022 was zero.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of June 30, 2022 and December 31, 2021. For the year ended December 31, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 206,915 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of June 30, 2022 amounting to $6.0 million and $7.3 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note which was determined using a comparison of various effective yields on bonds as of the valuation date
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)
●	Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2022	2021	to fair value
Risk Adjusted Discount Rate	11.94%-26.47% (26.47%)	6.78% - 21.31% (21.31%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $277,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $277,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350.0 million ($100.0 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.09 million.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $8.35 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.39%-41.88%	0.35%-46.06%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $247,000.

If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.55 million.

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

As of June 30, 2022, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive loss.

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At June 30, 2022
Hybrid Instrument:
Streeterville note	$7,342	$6,221	$1,121

5. Balance Sheet Components

Inventory

Inventory at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Raw Material	$1,952	$1,248
Work in Process	3,044	2,760
Finished Goods	1,749	892
Inventory	$6,745	$4,900

Property and Equipment, net

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	403
Clinical equipment	65	65
Software	63	63
Furniture and fixtures	14	14
Computers and peripherals	7	7
Total property and equipment at cost	1,022	948
Accumulated depreciation	(439)	(298)
Property and equipment, net	$583	$650

Depreciation and amortization expense was $16,000 and $141,000 for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense was $8,000 and $17,000 in the three and six months ended June 30, 2021, respectively.

Intangible Assets, net

Intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(8,194)	(7,361)
Developed technology, net	16,806	17,639
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(98)	(88)
Trademarks, net	202	212
Internal use software costs - registry	1,183	—
Internal use software costs - registry	1,183	—
Total intangible assets, net	$22,991	$22,651

Amortization expense of finite-lived intangible assets was $422,000 and $843,000 for the three and six months ended June 30, 2022, respectively. Amortization expense was $422,000 and $844,000 for the three and six months ended June 30, 2021, respectively.

The Company’s internal use software pertains to the capitalized development costs incurred to create a national canine cancer registry and cancer care index. Development costs includes external direct costs of materials and services consumed and fees paid to develop the software by a third-party provider.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2022:

(in thousands)	Amounts
Remainder of 2022	$963
2023	1,924
2024	1,924
2025	1,924
2026	1,924
Thereafter	9,532
$18,191

6. Related Party Transactions

Management Services Agreement

In March 2018, concurrent with the issuance of the Company’s Series A Convertible Preferred Stock to Sagard Capital Partners, L.P. (“Sagard Capital”), the Company entered into a Management Services Agreement with Sagard Capital. Under the agreement, Sagard Capital was to provide consulting and management advisory service to the Company from March 2018 through March 2021. These services include assistance with strategic planning regarding the Company’s commercial strategy, research and due diligence regarding human resource activities, and strategic advice in financial matters. In consideration for such services, the Company paid Sagard Capital an annual fee of $450,000, with total fees over the term of the agreement not to exceed $1.4 million. On September 1, 2020, in concurrence with other transactions by and between the Company, Chicago Venture Partners, L.P. (“CVP” or “Chicago Venture Partners”) and its affiliates, and Sagard Capital, the Company and Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with CVP, agreed to issue 2,289,474 shares of the Company’s Common Stock to Sagard Capital pursuant to the Stock Plan Agreement for termination of the Management Services Agreement in lieu of payment of $1.1 million in accrued consulting and management fees. For the three and six months ended June 30, 2022 and 2021, total fees incurred were zero and $225,000, respectively. As of June 30, 2022 and December 31, 2021, the Company had a balance of zero due to Sagard Capital.

BOD Cash Compensation

Effective May 2021, the Company’s BOD received cash compensation based on the Director Compensation Program for 2021 which will be paid quarterly. For the three and six months ended June 30, 2022, the Company paid approximately $69,375 and $104,063 cash compensation to its directors, respectively.

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

On August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was zero and $60,000 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there were no remaining commitment under the lease.

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

On October 7, 2021, the Company entered into an agreement for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract is not terminated within 12 months, the lease amount will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor may immediately withdraw from the contract. The Company is required leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid deposit of €20,000 or approximately $21,000 to the lessor. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

On December 22, 2021, the Company entered into an agreement for the lease of two separate vehicles for 48 months expiring on November 30, 2025. Total monthly lease payment amounted to €2,000 or approximately $2,100 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000 or approximately $20,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

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

On January 25, 2022, the Company entered into an agreement for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid deposit of €9,000 or approximately $9,500 to the Lessor.

In May 2022, the Company entered into an agreement for the lease of one vehicle for 48 months expiring on April 30, 2026. Total monthly lease payment amounted to €833 or approximately $880 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €21,000 or approximately $22,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

The table below provided additional details of the office space lease presented in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021:

	June 30,	December 31
	2022	2021
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$1,195	$1,084

Operating lease liability, current	390	240
Operating lease liability, net of current portion	868	919
Total	$1,258	$1,159

Weighted-average remaining life (years)	2.27	3.21
Weighted-average discount rate	18.46%	21.10%

For the year six months ended June 30, 2022 and 2021, cash paid for operating lease liabilities recognized under operating cash flows amounted to $321,000 and $0 respectively.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability as of June 30, 2022:

	June 30,	December 31
	2022	2021
(in thousands)	(unaudited)
2022	301	463
2023	601	518
2024	566	534
2025	122	89
2026	4	—
Total undiscounted operating lease payments	1,594	1,604
Imputed interest expenses	(336)	(445)
Total operating lease liability	1,258	1,159
Less: Operating lease liability, current	390	240
Operating lease liability, net of current portion	$868	$919

On October 10, 2021, the Company also entered into a short-term office lease in Milan, Italy. The term of the lease began on November 1, 2021, subject to automatic renewal equal to the present term until terminated by mutual agreement. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period.

Rent and lease expense included in the general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 was approximately $181,000 and $296,000, respectively. Accordingly, rent and lease expense for the three and six months ended June 30, 2021 was approximately $46,000 and $99,000, respectively.

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the U.S. Food and Drug Administration, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of June 30, 2022, the remaining commitment is 149 kilograms.

Master Services Agreement (“MSA”)

On June 24, 2019, the Company entered into an MSA for clinical research organization services (the “2019 MSA”) and a service order under such 2019 MSA with Integrium, LLC (“Integrium”). The service order supports the Company’s study to evaluate the effect of Mytesi on gastrointestinal microbiome in people living with HIV. The 2019 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. As of June 30, 2022, there are no remaining commitment under the 2019 MSA.

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the six months ended June 30, 2022 and 2021, the Company paid Integrium $1.0 million and $972,000, respectively, under the MSA.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the six months ended June 30, 2022 and 2021, the Company paid Glenmark $1.2 million and $1.3 million, respectively.

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

Contingencies

From time to time, the Company maybe a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of June 30, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

8. Debt

Notes payable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Royalty Interest	$32,762	$37,000
Streeterville Note	7,342	7,818
Insurance Financing	677	335
Tempesta Note	309	350
	41,090	45,503
Less: unamortized discount and debt issuance costs	(9,778)	(17,297)
Note payable, net of discount	$31,312	$28,206
Notes payable - non-current, net	$23,359	$25,022
Notes payable - current, net	$7,953	$3,184

Future maturities of the notes payable not designated at FVO as of June 30, 2022 are as follows:

(in thousands)	Amounts
As of June 30,
2023	$7,952
2024	18,324
2025	7,472
2026	—
2027	—
33,748
Less: unamortized discount and debt issuance costs	(9,778)
Total	$23,970

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

On February 11, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $2.4 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,733,750 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

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

Because the period between the first and last exchanges occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange was used in the application of the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted to a loss of $2.2 million.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to its existing royalty interests including the Royalty Interest in the original principal amount of $12.0 million under the October 2020 Royalty Interest. The amendment grants the Company at its sole discretion, the right to exchange from time to time, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange. Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, on which the Company will not have such right and issue any common stock to investors if (a) the issuance of the Company’s common shares would cause investor’s beneficial ownership to exceed 4.99% of Company’s issued and outstanding common stock as of such date; (b) any of the exchange conditions has not been satisfied as of the applicable exchange date; and (c) the total cumulative number of shares of the Company’s common stock issued pursuant to the Royalty Interests would exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d) if applicable) (the “Exchange Cap”), unless stockholder approval is obtained to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

On May 13, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $400,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,143,643 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

Although there were exchanges that occurred within the 12-month period prior to the May 13, 2022 exchange, these were previously accounted for as extinguishment and, therefore, cumulative assessment was not anymore performed. The exchange agreement was accounted for as a modification. As of June 30, 2022, the forecasted future revenues changed which resulted to a new discount rate of 38.02%.

Interest expense for the three and six months ended June 30, 2022 was $737,000 and $2.1 million, respectively. Interest expense for the three and six months ended June 30, 2021 was $952,000 and $2.0 million, respectively. As of June 30, 2022 and December 31, 2021, the carrying value of the debt is $7.9 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of June 30, 2022, the forecasted future revenues changed which resulted to a new discount rate of 29.55%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company is granted at its sole discretion, the right to exchange from time to time, all or any of the Royalty Interest under the original principal amount of $12.0 million or any portion of the December 2020 Purchase Agreement for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

Interest expense for the three and six months ended June 30, 2022 was $962,000 and $1.7 million, respectively. Interest expense for the three and six months ended June 30, 2021 was $701,000 and $1.4 million, respectively. As of June 30, 2022 and December 31, 2021, the carrying value of the debt is $8.6 million and $7.6 million, respectively.

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

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of June 30, 2022, the forecasted future revenues changed which resulted to a new discount of 20.59%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company is granted at its sole discretion, the right to exchange from time to time, all or any of the Royalty Interest under the original principal amount of $10.0 million of the March 2021 Purchase Agreement for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

Interest expense for the three and six months ended June 30, 2022 was $595,000 and $1.0 million, respectively. Interest expense for the three and six months ended June 30, 2021 was $377,000 and $439,000, respectively. As of June 30, 2022 and December 31, 2022, the carrying value of the debt is $6.4 million and $5.8 million, respectively.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with lechlemer for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of lechlemer for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of Lechlemer for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2022, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of June 30, 2022, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2022, no default has occurred.

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

On April 14, 2022, the Company and Napo (together with the Company, the “Borrower”), entered into an amendment (the “Note Global Amendment”) to the secured promissory note in the original principal amount of $6.2 million with Streeterville, pursuant to which the Borrower was granted the right to exchange from time to time at Borrower’s sole discretion, all or any portion of the Note for shares of the Company’s common stock at a price per share equal to the Exchange Price. Under the Note Global Amendment, the Borrower’s ability to exchange the Note for shares of the Company’s common stock is subject to certain limitations, including no exchange transaction to the extent the issuance of shares in such exchange would result in the total cumulative number of shares of the Company’s common stock issued pursuant to the Note would exceed the Exchange Cap, unless stockholder approval is obtained to issue more than the Exchange Cap.

At June 30, 2022 and December 31, 2021, the fair value was determined to be $7.3 million and $7.8 million, respectively. For the three and six months ended June 30, 2022, the net decrease in the fair value $709,000 and $476,000, respectively. For the three and six months ended June 30, 2021, the net increase in the fair value was $475,000 and $1,074,000, respectively. The net increase or decrease is included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the three and six months ended June 30, 2021 was $1,000. The financing balance was zero and $10,000 at June 30, 2022 and December 31, 2021, respectively.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2022 was $0 and $6,000, respectively. Interest expense for the three and six months ended June 30, 2021 was $1,000. The financing balance was zero and $326,000 at June 30, 2022 and December 31, 2021, respectively.

May 2022 First Insurance Financing

In May 2022, the Company entered into another premium finance agreement for $752,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $941,000 with an annual interest rate of 4.3%. The total finance charge was $15,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2022 was $2,000. The financing balance was $677,000 at June 30, 2022.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three and six months ended June 30, 2022 was $2,000 and $5,000, respectively. Interest expense for the three and six months ended June 30, 2021 was $2,000 and $5,000, respectively. At June 30, 2022 and December 31, 2021, the net carrying value of the note was $300,000 and $350,000, respectively.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of June 30, 2022. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 5,296,623 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of June 30, 2022 and December 31, 2021, there were no Series D Perpetual Preferred shares outstanding.

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

As of June 30, 2022 and December 31, 2021, the carrying value of Exchange Note 2, net of discount, was zero.

9. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2022 and December 31, 2021:

	June 30,	December 31
	2022	2021
Warrants outstanding, beginning balance	563,451	2,401,818
Issuances	—	168,750
Exercises	—	(2,007,117)
Expirations and cancelations	—	—
Warrants outstanding, ending balance	563,451	563,451

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

A total of 190,622 2019 Bridge Notes Warrants were outstanding as of June 30, 2022 and December 31, 2021 with a strike price of $1.47.

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

During the three and six months ended June 30, 2021, an aggregate of 464,058 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 145,396 Series 1 Warrants were outstanding as of June 30, 2022 and December 31, 2021.

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

During the three and six months ended June 30, 2021 an aggregate of 1,427,175 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $700,000.

A total of 133,730 Series 2 Warrants were outstanding as of June 30, 2022 and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, preferred stock consisted of the following:

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

As of June 30, 2022 and December 31, 2021, there were no Series B-2 Convertible Preferred shares outstanding.

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

As of June 30, 2022 and December 31, 2021, there were no Series C Perpetual Preferred shares outstanding.

11. Stockholders' Equity

As of June 30, 2022 and December 31, 2021, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2022	2021
	(unaudited)
Options issued and outstanding	2,319,718	2,464,803
Inducement options issued and outstanding	117,533	38,289
Options available for grant under stock option plans	697,974	631,270
Restricted stock unit awards issued and outstanding	3,376,086	487,456
Warrants issued and outstanding	563,451	563,451
Total	7,074,762	4,185,269

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 17,333 common shares to Oasis for gross proceeds of $22,627. As of June 30, 2022 and December 31, 2021, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

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

As of June 30, 2022 and December 31, 2021, all shares under the ATM Agreement have been issued.

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

During the six months ended June 30, 2022, the Company issued an aggregate of 26,814,743 shares under the ATM Agreement for total net proceeds of $11.6 million after commissions and expenses of approximately $100,000.

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

On November 3, 2021, the SPAC issued 883,000 ordinary shares, each reserved to the exercise of warrants pursuant to the warrant agreement approved by the SPAC. As a result, the SPAC became a substantially owned subsidiary, at the same time, the related advances will be converted to investment at a stand-alone level, and will be eliminated at the consolidated level.

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

During the three and six months ended June 30, 2022, noncontrolling interest decreased by $23,000 and $201,000, respectively due to the share in net loss on Napo Therapeutics’ financial performance.

12. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 123 option shares outstanding at June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, there were 2,319,595 options outstanding and 119,464 options available for grant. As of December 31, 2021, there were 2,348,076 options outstanding and 619,480 options available for grant.

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

On April 13, 2022, the Board of Directors of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 471,833 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 500,000 shares to 971,833 shares.

As of June 30, 2022, there were 117,516 options outstanding and 393,693 options available for grant. As of December 31, 2021, there were 154,876 options outstanding and 11,790 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three and six months ended June 30, 2022 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2021	631,270	2,503,075	487,456	$9.44	8.35	$3
Additional shares authorized	2,889,493	—	—	—		—
Options granted	(3,333)	3,333	—	0.31		—
Options exercised	—	—	—	—		—
Options canceled	69,174	(69,174)	—	3.89		—
RSUs granted	(2,888,630)	—	2,888,630	—		—
Outstanding at June 30, 2022	697,974	2,437,234	3,376,086	$9.58	7.86	$—
Exercisable at June 30, 2022		1,827,974		$11.10	7.58	$—
Vested and expected to vest at June 30, 2022		2,361,501		$9.72	7.83	$—

*Fair market value of JAGX common stock on June 30, 2022 was $0.30 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the six months ended June 30, 2022 and 2021 was zero.

The weighted average grant date fair value of stock options granted was $0.29 and $5.06 per share during the six months ended June 30, 2022 and 2021, respectively.

The number of options that vested in the six months ended June 30, 2022 and 2021 was 418,094 and 695,995, respectively. The grant date weighted average fair value of options that vested in the six months ended June 30, 2022 and 2021 was $4.16 and $4.49, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and six months ended June 30, 2022 and 2021, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Research and development expense	$365	$366	$713	$531
Sales and marketing expense	120	68	202	121
General and administrative expense	532	597	1,165	1,015
Total	$1,017	$1,031	$2,080	$1,667

As of June 30, 2022, the Company had $2.6 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.65 years.

The fair value of options granted during the three and six months ended June 30, 2022 and 2021, respectively, were calculated using the range of assumptions set forth below:

	Six Months Ended
	June 30,
	2022	2021

	(unaudited)
Volatility	164.0%	163.8 - 164.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.2%	0.5 - 1.0%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2022.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(9,367)	$(14,081)	$(27,353)	$(26,090)
Shares used to compute net loss per common share, basic and diluted	79,698,822	45,043,863	69,105,329	43,574,385
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.31)	$(0.40)	$(0.60)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and six months ended June 30, 2022 and 2021 because their inclusion would be anti-dilutive.

	Six Months Ended
	June 30,
	2022	2021

	(unaudited)
Options issued and outstanding	2,323,032	2,464,803
Inducement options issued and outstanding	128,072	38,289
Restricted stock units issued and outstanding	3,376,086	487,456
Warrants issued and outstanding	563,451	563,451
Total	6,390,641	3,553,999

As of August 19, 2022, there were 32,746,090 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

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

The Company's reportable segments net revenues and net loss for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$2,819	$379	$5,380	$1,586
Animal Health	102	6	166	39
Consolidated Totals	$2,921	$385	$5,546	$1,625

Segment net income (loss)
Human Health	$372	$(6,749)	$(9,596)	$(10,691)
Animal Health	(9,762)	(7,332)	(17,958)	(15,399)
Consolidated Totals	$(9,390)	$(14,081)	$(27,554)	$(26,090)

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
	(unaudited)
Segment assets
Human Health	$41,741	$42,250
Animal Health	121,156	115,580
Total	$162,897	$157,830

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
(in thousands)	2022	2021
	(unaudited)
Total assets for reportable segments	$162,897	$157,830
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(83,780)	(75,333)
Consolidated Totals	$49,885	$53,265

15. Subsequent Events

License and Services Agreement

On July 1, 2022, the Company issued an aggregate of 966,540 shares of its common stock to Synworld under the License Agreement (See Note 2) entered by both parties with a total net proceeds of $300,000. On August 19, 2022, the Company issued an additional 687,123 shares of its common stock to Synworld with a total net proceeds of $167,000.

Royalty Interest Exchange Agreement

On August 17, 2022, the Company entered into an exchange agreement (the “Royalty Interest Exchange Agreement”) with Streeterville to (i) partition a new royalty interest in the royalty repayment amount of $3.4 million (“Partitioned Royalty”) from the royalty interest of the March 2021 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalty, and (ii) exchange (“Royalty Exchange”) the Partitioned Royalty for 11,500,000 million shares of the Company’s common stock with a par value of $0.0001 in accordance with term of the Royalty Interest Exchange Agreement. Under the terms of the Royalty Interest Exchange Agreement, the Royalty Exchange will consist of Streeterville surrendering the Partitioned Royalty in exchange for the shares, free of any restrictive securities legend, and Streeterville shall give no consideration of any kind whatsoever to the Company in connection with the Royalty Interest Exchange Agreement.

Securities Purchase Agreement

On August 18, 2022, the Company entered into an agreement (the “Securities Purchase Agreement”) with Synworld to issue 10 Series E Preferred Stock with a par value of $0.0001, amounting to $100. In consideration of the Securities Purchase Agreement, the Company and Synworld agree to amend the existing definition of the term “Service Share Amount” in the License Agreement entered by both parties (See Note 2) and include a subsection for lock-up wherein Synworld agrees not to sell, transfer, loan, grant any option of the purchase of, or otherwise dispose of any shares of common stock acquired pursuant to the License Agreement until after the 90-day period following the date of acquisition.

December 2021 ATM Agreement

Subsequent to June 30, 2022, the Company has issued an additional 17,281,374 shares under the December 2021 ATM Agreement with a total net proceeds of $5.0 million.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial stage pharmaceuticals company focused on developing novel, plant-based, non-opioid, and sustainably derived prescription medicines for people and animals with GI distress, including chronic, debilitating diarrhea. Our wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human pharmaceuticals for the global marketplace from plants or plant products used traditionally in rainforest areas. Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. Jaguar Animal Health is a tradename of Jaguar Health. Jaguar Animal Health’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (CID) in dogs. Canalevia-CA1 is a canine-specific formulation of crofelemer. Napo Therapeutics S.p.A., Napo’s majority owned Italian subsidiary, focuses on expanding crofelemer access in Europe.

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

Most of the activities of the Company are focused on the commercialization of Mytesi and Canalevia-CA1 and the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy. In the field of animal health, we are continuing limited activities related to developing and commercializing first in class gastrointestinal products for dogs, dairy calves and foals.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications of crofelemer, and a second-generation anti secretory agent—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several of the drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and proof of concept evidence from human clinical trials.

Crofelemer is a novel, first in class anti secretory agent which has a normalizing effect on electrolyte and fluid balance while acting locally in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Crofelemer is also in development for possible follow-on indications, including prophylaxis for cancer therapy related diarrhea (“CTD”); for rare disease indications for symptomatic treatment of infants and children with congenital diarrheal disorders (“CDD”) and for adult and pediatric patients with short bowel syndrome (“SBS”) with intestinal failure. Crofelemer has received orphan drug designation (ODD) for short bowel syndrome (SBS) in the US and in EU. Furthermore, the drug is being evaluated for management of diarrhea and abdominal discomfort in inflammatory bowel disease (“IBD”); diarrhea-predominant irritable bowel syndrome (“IBS-D”); and for idiopathic/functional diarrhea. A second-generation proprietary anti secretory agent, NP-300 (lechlemer), is undergoing preclinical development for symptomatic relief and treatment of diarrhea in patients with acute infection from cholera.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $27.6 million and $26.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had a total stockholders' equity of $2.8 million, an accumulated deficit of $246.8 million, and cash of $9.0 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Revenues

Our product and collaboration revenue consist of the following:

●	Revenues from the sale of our human drug Mytesi, which is sold through distributors and wholesalers and specialty pharmacies.
●	Revenues from the sale of our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal. Our Canalevia-CA1, Neonorm and botanical extract products are primarily sold to distributors, who then sell the products to the end customers.
●	Our policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for product that will expire within six months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three and six months ended June 30, 2022 and 2021.

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

Results of Operations

Comparison of the Six months ended June 30, 2022 and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Product revenue	$5,546	$1,625	$3,921	241.3%
Total revenue	5,546	1,625	3,921	241.3%
Operating Expenses
Cost of product revenue	911	1,247	(336)	(26.9)%
Research and development	7,396	6,285	1,111	17.7%
Sales and marketing	4,979	4,330	649	15.0%
General and administrative	10,493	8,477	2,016	23.8%
Series 3 warrants inducement expense	—	1,462	(1,462)	(100.0)%
ELOC warrants inducement expense	—	172	(172)	(100.0)%
Total operating expenses	23,779	21,973	1,806	8.2%
Loss from operations	(18,233)	(20,348)	2,115	(10.4)%
Interest expense	(7,358)	(3,909)	(3,449)	88.2%
Loss on extinguishment of debt	(2,187)	(753)	(1,434)	190.4%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	477	(1,074)	1,551	(144.4)%
Other expense, net	(253)	(6)	(247)	4,116.7%
Loss before income tax	(27,554)	(26,090)	(1,464)	5.6%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(27,554)	(26,090)	(1,464)	5.6%
Net loss attributable to noncontrolling interest	(201)	—	(201)	100%
Net loss attributable to common shareholders	$(27,353)	$(26,090)	$(1,263)	5%

Revenue

Product revenue

We transitioned from selling to the wholesalers that resell the product to retail pharmacies to the closed Specialty Pharmacy distribution networks throughout the year 2021 and we fully transitioned in the fourth quarter of the same year.

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $7.1 million and $9.5 million in the six months ended June 30, 2022 and 2021, respectively. The decrease of about $2.4 million is largely due to the transition from Title model to the Specialty Pharmacy distribution networks.

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

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.0 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $1.4 million. Sales discounts and sales returns were $638,000 and $4.4 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of

$3.7 million. The wholesaler fees were eliminated in the six months ended June 30, 2022 as compared to $1.0 million in the six months ended June 30, 2021.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$7,066	$9,480	$(2,414)	(25.5)%
Canalevia	131	—	131	100.0%
Neonorm	35	39	(4)	(10.3)%
Total gross product sales	7,232	9,519	(2,287)	(24.0)%
Medicaid rebates	(1,027)	(2,451)	1,424	(58.1)%
Sales discounts	(638)	(4,332)	3,694	(85.3)%
Sales returns	(21)	(68)	47	(69.1)%
Wholesaler fee	—	(1,043)	1,043	(100.0)%
Net product sales	$5,546	$1,625	$3,921	241.3%

Our gross product revenues were $7.2 million and $9.5 million for the six months ended June 30, 2022 and 2021, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $131,000 and zero for the six months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses for Canalevia products are not significant during 2022.

Our Neonorm product revenues were $35,000 and $39,000 for the six months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 and during the same period in 2021.

Cost of Product Revenue

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$523	$690	$(167)	(24.2)%
Direct labor	326	410	(84)	(20.5)%
Royalties	20	—	20	100.0%
Distribution fees	7	75	(68)	(90.7)%
Other	35	72	(37)	(51.4)%
Total	$911	$1,247	$(336)	(26.9)%

Cost of product revenue decreased $336,000 from $1.2 million in the six months ended June 30, 2021 to $911,000 for the same period in 2022. The decrease in the cost of product revenue period over period was largely attributable to lower sales volume resulting in less cost of materials for bottles sold in the six months ended June 30, 2021.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the six months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Personnel and related benefits	$2,911	$1,869	$1,042	55.8%
Clinical and contract manufacturing	2,497	2,020	477	23.6%
Stock-based compensation	713	531	182	34.3%
Materials expense and tree planting	141	168	(27)	(16.1)%
Travel, other expenses	74	4	70	100.0%
Other	1,060	1,693	(633)	(37.4)%
Total	$7,396	$6,285	$1,111	17.7%

The change in R&D expense of $1.1 million in the six months ended June 30, 2022 compared to the same period in 2021 was largely due to:

●	Personnel and related benefits increased $1.0 million from $1.9 million in the six months ended June 30, 2021 to $2.9 million in the same period in 2022 due to the additional headcount and accrued bonus.
●	Clinical and contract manufacturing expenses increased $477,000 from $2.0 million in the six months ended June 30, 2021 to $2.5 million in the same period in 2022 largely due to increased clinical trial activities related to the start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/lechlemer research expenses.
●	Stock-based compensation increased $182,000 from $531,000 in the six months ended June 30, 2021 to $713,000 in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Materials expense and tree planting decreased $27,000 from $168,000 in the six months ended June 30, 2021 to $141,000 in the same period in 2022 primary due to fewer activities involving tree planting activities.
●	Travel, and other expenses increased $70,000 from $4,000 in the six months ended June 30, 2021 to $74,000 in the same period in 2022 primarily due to more travel activities with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees decreased $633,000 from $1.7 million in the six months ended June 30, 2021 to $1.0 million in the same period in 2022.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Direct marketing fees and expense	$2,124	$1,840	$284	15.4%
Personnel and related benefits	1,845	1,881	(36)	(1.9)%
Stock-based compensation	202	121	81	66.9%
Other	808	488	320	65.6%
Total	$4,979	$4,330	$649	15.0%

The change in S&M expense of $649,000 in the six months ended June 30, 2022 compared to the same period in 2022 was largely due to:

●	Direct marketing fees and expenses increased $284,000 from $1.8 million in the six months ended June 30, 2021 to $2.1 million in the same period in 2022 due to increased patient access programs and other Mytesi marketing initiatives.
●	Stock-based compensation increased $81,000 from $121,000 in the six months ended June 30, 2021 to $202,000 in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Other expenses increased $320,000 from $488,000 in the six months ended June 30, 2021 to $808,000 in the same period in 2022 largely due to additional marketing consulting costs and travel expenses.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,896	$1,763	$1,133	64.3%
Public company expense	1,607	1,481	126	8.5%
Stock-based compensation	1,165	1,015	150	14.8%
Legal services	1,161	1,069	92	8.6%
Third-party consulting services	416	373	43	11.5%
Audit, tax and accounting services	401	700	(299)	(42.7)%
Rent and lease expense	296	99	197	199.0%
Travel, other expenses	198	15	183	1,220.0%
Other	2,353	1,962	391	19.9%
Total	$10,493	$8,477	$2,016	23.8%

The change in G&A expenses of $2.0 million in the six months ended June 30, 2022 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits increased $1.1 million from $1.8 million in the six months ended June 30, 2021 to $2.9 million in the same period in 2022, due to additional headcount and accrued bonus.

●	Public company expense increased $126,000 from $1.5 million in the six months ended June 30, 2021 to $1.6 million in the same period in 2022, largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.
●	Stock-based compensation increased $150,000 from $1 million in the six months ended June 30, 2021 to $1.2 million in the same period in 2022 primarily due to higher expense incurred for options granted with immediate vesting to existing employees.
●	Third-party consulting services increased $43,000 from $373,000 in the six months ended June 30, 2021 to $416,000 in the same period in 2022 primarily due to support corporate and finance activities.
●	Audit, tax and accounting services fees decreased $299,000 from $700,000 in the six months ended June 30, 2021 to $401,000 in the same period in 2022 mostly due to change in accounting firm and fewer complex transactions.
●	Rent and lease expense increased $197,000 from $99,000 in the six months ended June 30, 2021 to $293,000 in the same period in 2022 primarily due to increase in fees related to occupancy of new spaces and use of vehicles.
●	Travel, and other expenses increased $183,000 from $15,000 in the six months ended June 30, 2021 to $197,000 in the same period in 2022 primarily due to higher travel activities related to administrative function.
●	Other expenses increased $391,000 from $2.0 million in the six months ended June 30, 2021 to $2.4 million in the same period in 2022 due to recruiting and additional IT support.

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.

Interest Expense

Interest expense increased $3.4 million from $4.0 million in the six months ended June 30, 2021 to $7.4 million for the same period in 2022 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from $753,000 in the six months ended June 30, 2022 to $2.2 million in the same period in 2022 is due to the extinguishment loss from the exchange of the outstanding balance of Iliad’s royalty agreements for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $1.6 million from a loss of $1.1 million in the six months ended June 30, 2021 to a gain of $477,000 for the same period in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
	2022	2021	Variance	Variance %
(in thousands)
Product revenue	$2,921	$385	$2,536	658.7%
Total revenue	2,921	385	2,536	658.7%
Operating expenses
Cost of product revenue	456	664	(208)	(31.3)%
Research and development	2,451	3,870	(1,419)	(36.7)%
Sales and marketing	2,144	2,191	(47)	(2.1)%
General and administrative	4,349	5,068	(719)	(14.2)%
ELOC warrants inducement expense	—	172	(172)	(100.0)%
Total operating expenses	9,400	11,965	(2,565)	(21.4)%
Loss from operations	(6,479)	(11,580)	5,101	(44.1)%
Interest expense	(2,536)	(2,009)	(527)	26.2%
Other expense, net	(1,084)	(17)	(1,067)	6,276.5%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	709	(475)	1,184	(249.3)%
Loss before income tax	(9,390)	(14,081)	4,691	(33.3)%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(9,390)	(14,081)	4,691	(33.3)%
Net loss attributable to noncontrolling interest	(23)	—	(23)	100%
Net loss attributable to common shareholders	$(9,367)	$(14,081)	$4,691	(33.3)%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$3,671	$4,922	$(1,251)	(25.4)%
Canalevia	87	—	87	100.0%
Neonorm	15	6	9	150.0%
Total gross product sales	3,773	4,928	(1,155)	(23.4)%
Medicaid rebates	(523)	(1,354)	831	(61.4)%
Sales discounts	(318)	(2,600)	2,282	(87.8)%
Sales returns	(11)	(48)	37	(77.1)%
Wholesaler fees	—	(541)	541	(100.0)%
Net product sales	$2,921	$385	$2,536	658.7%

Our gross product revenues were $3.8 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $87,000 and zero for the three months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses for Canalevia products are not significant during 2022.

Our Neonorm product revenues were $15,000 and $6,000 for the three months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 and during the same period in 2021.

Cost of Product Revenue

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$273	$421	$(148)	(35.2)%
Direct labor	164	191	(27)	(14.1)%
Royalties	12	—	12	100.0%
Distribution fees	—	14	(14)	(100.0)%
Other	7	38	(31)	(81.6)%
Total	$456	$664	$(208)	(31.3)%

Cost of product revenue decreased $208,000 from $664,000 in the three months ended June 30, 2021 to $456,000 for the same period in 2022. The decrease of $367,000 in cost of product revenue over the period was largely attributable to the decrease in sales.

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Personnel and related benefits	$909	1,360	$(451)	(33.2)%
Clinical and contract manufacturing	852	1,154	(302)	(26.2)%
Stock-based compensation	365	366	(1)	(0.3)%
Materials expense and tree planting	70	95	(25)	(26.3)%
Travel, other expenses	53	4	49	1,225.0%
Other	202	891	(689)	(77.3)%
Total	$2,451	$3,870	$(1,419)	(36.7)%

The change in R&D expense of $1.4 million for the three months ended June 30, 2022 compared the same period in 2021 was due primarily to:

●	Personnel and related benefits decreased $451,000 from $1.36 million in the three months ended June 30, 2021 to $910,000 in the same period in 2022 due to a $554,000 increase in bonus and $370,000 increase in salaries and benefits largely from the additional headcount.
●	Clinical and contract manufacturing expense decreased $302,000 from $1.2 million in the three months ended June 30, 2021 to $852,000 in the same period in 2022 primarily due to decreased clinical trial activities related to the start-up of CTD and other indications.

●	Travel, other expenses increased $49,000 from $4,000 in the three months ended June 30, 2021 to $49,000 in the same period in 2022 due to increased travels related to research and development.
●	Other expenses consisting primarily of consulting, formulation and regulatory fees decreased $689,000 from $891,000 in the three months ended June 30, 2021 to $188,000 in the same period in 2022. Consulting expenses decreased due to a decrease in clinical trial consultants. Direct R&D testing costs also decreased due to a decreased in R&D work.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Direct marketing fees and expense	$1,023	$928	$95	10.2%
Personnel and related benefits	688	1,055	(367)	(34.8)%
Stock-based compensation	120	68	52	76.5%
Other	313	140	173	123.6%
Total	$2,144	$2,191	$(47)	(2.1)%

The change in S&M expense of $47,000 in the three months ended June 30, 2022 compared to the same period in 2021 was due primarily to:

●	Direct marketing fees and expenses increased $95,000 from $928,000 in the three months ended June 30, 2021 to $1.0 million in the same period in 2022 due to increased patient access programs and other Mytesi marketing initiatives.
●	Personnel and related benefits decreased $367,000 from $1.1 million in the three months ended June 30, 2021 to $688,000 in the same period in 2022 due to decrease in personnel within Commercial Operations.
●	Stock-based compensation increase $52,000 from $68,0000 in the three months ended June 30, 2021 to $120,000 in the same period in 2022 due to increase in the volume of option grants restricted stock units granted in the second quarter of 2022 related to sales and marketing personnel.
●	Other expenses increased $173,000 from $140,000 in the three months ended June 30, 2021 to $313,000 in the same period in 2022 largely due to additional marketing consulting costs of $149,000, offset by reduced travel as a result of the COVID-19 pandemic.

General and Administrative

The following table presents the components of G&A expense for the three months ended June 30, 2022 and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,102	$1,162	$(60)	(5.2)%
Public company expense	859	1,382	(523)	(37.8)%
Legal services	639	572	67	11.7%
Stock-based compensation	532	597	(65)	(10.9)%
Rent and lease expense	181	46	135	293.5%
Audit, tax and accounting services	169	119	50	42.0%
Travel, other expenses	41	10	31	310.0%
Third-party consulting services	38	171	(133)	(77.8)%
Other	788	1,009	(221)	(21.9)%
Total	$4,349	$5,068	$(719)	(14.2)%

The change in G&A expenses of $719,000 in the three months ended June 30, 2022 compared to the same period in 2021 was due primarily to:

●	Public company expense decreased $523,000 from $1.4 million for the three months ended June 30, 2021 to $859,000 in the same period in 2022 largely attributable to the decrease in investor relations and communications consulting expenses, and expenses for the annual shareholder meeting
●	Stock-based compensation expense decreased $65,000 from $597,000 in the three months ended June 30, 2021 to $532,000 in the same period in 2022 due to the decrease in the volume of option grants restricted stock units granted in the second quarter of 2022 related to finance and administrative personnel.
●	Rent and lease expense increased $135,000 from $46,000 in the three months ended June 30, 2021 to $178,000 in the same period in 2022 as a result of the occupancy of new spaces and use of vehicles.
●	Audit, tax and accounting services fees increased $50,000 from $119,000 in the three months ended June 30, 2021 to $169,000 in the same period in 2022 mostly due to the increased audit fees related to collaboration agreements and complex debt and equity transactions.
●	Third-party consulting services fees decreased $133,000 from $171,000 in the three months ended June 30, 2021 to $38,000 in the same period in 2022 due to the switch to full-time employees instead of consultants in the Finance department.

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.

Interest Expense

Interest expense increased $527,000 from $2.0 million in the three months ended June 30, 2021 to $2.5 million for the same period in 2022 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $1.2 million from a loss of $475,000 in the three months ended June 30, 2021 to a gain of $709,000 for the same period in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2022 and 2021, we had net losses of $27.6 million and $26.1 million, respectively. We expect to incur additional losses in the near-term future. At June 30, 2022, we had an accumulated deficit of $246.8 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $9.0 million as of June 30, 2022. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities in the six months ended June 30, 2022 were generated from the issuance of an aggregate of 26,814,743 shares of common stock under the ATM Agreement for total net proceeds of $11.6 million.

The Company also raised an additional net proceeds of $5.0 million from the issuance of 17,281,374 shares of common stock under the ATM agreement between July 1, 2022 and August 22, 2022.

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

Cash Flows for the Six months ended June 30, 2022 Compared to the Six months ended June 30, 2021

The following table shows a summary of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Total cash used in operating activities	$(18,152)	$(16,615)
Total cash used in investing activities	(1,258)	(6)
Total cash provided by financing activities	11,396	40,443
Effects of foreign exchange rate changes on assets and liabilities	(23)	—
Net (decrease) increase in cash	$(8,037)	$23,822

Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities of $18.2 million resulted from our net loss of $27.6 million adjusted by the amortization of debt discounts and debt issuance costs of $6.3 million, loss on extinguishment of debt of $2.2 million, stock-based compensation of $2.1 million, depreciation and amortization expenses of $984,000, change in fair value of financial instrument and hybrid instrument designated at FVO of $477,000, amortization of operating lease right-of-use asset of $119,000, shares issued upon exercise of RSUs of 95,000, shares issued in exchange of services of $19,000, and changes in operating assets and liabilities of $1.9 million.

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

Cash Used in Investing Activity

During the six months ended June 30, 2022, cash used in investing activities of $1.3 million consisted of cash used to purchase intangible assets and property and equipment.

During the six months ended June 30, 2021, cash used in investing activity of $6,000 consisted solely of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities of $11.4 million consisted of $11.6 million in net proceeds from shares issued in an At the Market offering, offset by $120,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors. We are not currently subject to any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2022, the Company entered into an amendment, dated March 7, 2022, to a consulting agreement, dated April 5, 2021 with Seton Services LTD., pursuant to which the Company agreed to issue 20,000 shares of the Company’s common stock to Seton Services LTD. as partial consideration for consulting services, which shares are issuable in four tranches: 5,000 shares were issued on July 12, 2022, 5,000 shares will be issued on October 12, 2022, 5,000 shares will be issued on January 12, 2022 and 5,000 shares will be issued on April 12, 2023.

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

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on June 29, 2022, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.2

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.3

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.4

Global Amendment, dated April 14, 2022, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

10.1

First Amendment to the Jaguar Health, Inc. New Employee Inducement Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

10.2

License and Services Agreement, dated June 29, 2022, by and among Jaguar Health, Inc., SynWorld Technologies Corporation, C&E Telecom, LTD and Tao Wang (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed June 29, 2022, File No. 001-36714).

10.3

Amended and Restated License Agreement, dated July 19, 2022, by and between Napo Pharmaceuticals, Inc. and Napo Therapeutics S.p.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 20, 2022, File No. 001-36714).

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

Date: August 19, 2022
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer