Form 10-Q
period 2022-09-30
Jaguar Health, Inc.
filed 2022-11-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 there were 143,222,568 shares of voting common stock, par value $0.0001 per share, outstanding, 2,014,131 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into 639 shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets	(unaudited)
Current assets:
Cash	$10,561	$17,051
Accounts receivable	1,825	1,709
Other receivable	634	435
Inventory	6,601	4,900
Prepaid expenses and other current assets	5,587	4,339
Total current assets	25,208	28,434
Property and equipment, net	572	650
Operating lease - right-of-use asset	1,104	1,084
Intangible assets, net	22,561	22,651
Other assets	1,842	446
Total assets	$51,287	$53,265

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,285	$4,929
Accrued liabilities	8,504	7,117
Warrant liability	—	1
Operating lease liability, current	418	240
Notes payable, current	11,737	3,184
Series D perpetual preferred stock: $0.0001 par value; 977,300 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Total current liabilities	26,944	15,471
Operating lease liability, net of current portion	738	919
Notes payable, net of discount, net of current portion (includes hybrid instrument designated at Fair Value Option amounting to $7.2 million and $7.8 million as of September 30, 2022 and December 31, 2021, respectively)	20,006	25,022
Total liabilities	47,688	41,412

Commitments and contingencies (See Note 7)

Stockholders' equity
Series B-2 convertible preferred stock: $0.0001 par value, 10,165 shares authorized at September 30, 2022 and December 31, 2020; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at September 30, 2022 and December 31, 2020; zero shares issued and outstanding at September 30, 2022 and December 31, 2020	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at September 30, 2022 and December 31, 2021; 135,844,151 and 48,352,527 issued and outstanding at September 30, 2022 and December 31, 2021	13	5
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; 2,120,786 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	263,001	231,100
Noncontrolling interest	(48)	242
Accumulated deficit	(259,367)	(219,494)
Total stockholders' equity	3,599	11,853
Total liabilities and stockholders' equity	$51,287	$53,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Product revenue	$3,150	$630	$8,696	$2,255
Operating expenses
Cost of product revenue	613	617	1,524	1,864
Research and development	5,940	3,312	13,336	9,597
Sales and marketing	2,109	2,261	7,089	6,596
General and administrative	4,384	3,969	14,876	12,450
Series 3 warrants inducement expense	—	—	—	1,462
ELOC warrants inducement expense	—	—	—	172
Total operating expenses	13,046	10,159	36,825	32,141
Loss from operations	(9,896)	(9,529)	(28,129)	(29,886)
Interest expense	(2,731)	(2,078)	(10,089)	(5,988)
Loss on extinguishment of debt	—	—	(2,187)	(753)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	176	(565)	652	(1,639)
Other expense, net	(158)	(20)	(410)	(16)
Loss before income tax	(12,609)	(12,192)	(40,163)	(38,282)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	(12,609)	(12,192)	(40,163)	(38,282)
Net loss attributable to noncontrolling interest	(89)	—	(290)	—
Net loss attributable to common shareholders	$(12,520)	$(12,192)	$(39,873)	$(38,282)
Net loss per share, basic and diluted	$(0.12)	$(0.27)	$(0.49)	$(0.87)
Weighted-average common shares outstanding, basic and diluted	106,362,178	45,840,262	81,657,061	44,167,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of June 30, 2022	85,170,109	$9	2,120,786	$—	$249,554	$41	$(246,847)	$2,757
Shares issued to Streeterville in exchange of notes payable and accrued interest	23,264,705	2	—	—	5,054	—	—	5,056
Shares issued in At the Market offering, net of issuance and offering costs of $3	22,765,948	2	—	—	6,220	—	—	6,222
Shares issued to Iliad in exchange of notes payable and accrued interest	2,365,930	—	—	—	792	—	—	792
Shares issued to Synworld for services	2,251,689	—	—	—	633	—	—	633
Shares issued to other third party for services	12,000	—	—	—	2	—	—	2
Shares issued upon exercise of restricted stock units	13,207	—	—	—	4	—	—	4
Shares issued upon exercise of stock options	1,263	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	741	—	—	741
Net loss	—	—	—	—	—	(89)	(12,520)	(12,609)
Balances as of September 30, 2022	135,844,851	$13	2,120,786	$—	$263,001	$(48)	$(259,367)	$3,599

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of June 30, 2021	45,773,998	$5	2,120,786	$—	$224,769	$—	$(192,989)	$31,785
Shares issued in PIPE financing	309,242	—	—	—	776	—	—	776
Shares issued to third party for services	5,666	—	—	—	16	—	—	16
Shares issued upon exercise of stock options	1,851	—	—	—	2	—	—	2
Shares issued on conversion of Napo merger common shares	124	—	—	—	—	—	—	—
Fractional shares	50	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,165	—	—	1,165
Net loss	—	—	—	—	—	—	(12,192)	(12,192)
Balances as of September 30, 2021	46,090,931	$5	2,120,786	$—	$226,728	$—	$(205,181)	$21,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2022	48,352,527	$5	2,120,786	$—	$231,100	$242	$(219,494)	$11,853
Shares issued in At the Market offering, net of issuance and offering costs of $103	49,580,691	5	—	—	17,781	—	—	17,786
Shares issued to Streeterville in exchange of notes payable and accrued interest	23,264,705	2	—	—	5,054	—	—	5,056
Shares issued to Iliad in exchange of notes payable and accrued interest	12,159,573	1	—	—	5,491	—	—	5,492
Shares issued to Synworld for services	2,251,689	—	—	—	633	—	—	633
Shares issued to other third party for services	47,000	—	—	—	21	—	—	21
Shares issued upon exercise of restricted stock units	187,403	—	—	—	99	—	—	99
Shares issued upon exercise of stock options	1,263	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,821	—	—	2,821
Net loss	—	—	—	—	—	(290)	(39,873)	(40,163)
Balances as of September 30, 2022	135,844,851	$13	2,120,786	$—	$263,001	$(48)	$(259,367)	$3,599

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	Equity
Balances as of January 1, 2021	38,007,420	$4	2,120,786	$—	$184,097	$—	$(166,899)	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	1,383,524	—	—	—	2,034	—	—	2,034
Shares issued in PIPE financing	725,906	—	—	—	1,751	—	—	1,751
Shares issued in At the Market offering, net of issuance and offering costs of $311	669,850	—	—	—	5,365	—	—	5,365
Shares issued to Iliad in exchange of notes payable and accrued interest	588,235	—	—	—	2,982	—	—	2,982
Shares issued to third party for services	5,666	—	—	—	16	—	—	16
Shares issued in registered public offering, net of issuance and offering costs of $2,550	4,028,290	1	—	—	23,233	—	—	23,234
Shares issued in extinguishment of Exchange Note 2	471,202	—	—	—	2,516	—	—	2,516
Shares issued on exercise of Series 3 warrants	206,915	—	—	—	1,776	—	—	1,776
Shares issued upon exercise of stock options	3,147	—	—	—	4	—	—	4
Shares issued on conversion of Napo merger common shares	726	—	—	—	—	—	—	—
Fractional shares	50	—	—	—	—	—	—	—
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	124	—	—	124
Registered public offering costs	—	—	—	—	—	—	—	—
At the Market offering costs	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,830	—	—	2,830
Net loss	—	—	—	—	—	—	(38,282)	(38,282)
Balances as of September 30, 2021	46,090,931	$5	2,120,786	$—	$226,728	$—	$(205,181)	$21,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(40,163)	$(38,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	8,791	3,633
Stock-based compensation	2,821	2,832
Loss on extinguishment of debt, net	2,187	753
Depreciation and amortization expense	1,482	1,290
Shares issued in exchange for services	654	16
Amortization of operating lease - right-of-use-asset	208	45
Shares issued upon exercise of restricted stock units	99	—
Shares issued upon exercise of stock options	1	—
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(652)	1,639
Series 3 warrants inducement expense	—	1,462
Derecognition of debt discount on settlement of receivables secured borrowing	—	49
Changes in assets and liabilities
Accounts receivable	(116)	2,421
Other receivable	(336)	(66)
Inventory	(1,701)	(1,731)
Prepaid expenses and other current assets	(1,249)	(1,369)
Other assets	(1,395)	37
Accounts payable	1,391	(986)
Accrued liabilities	1,508	2,002
Operating lease liability	(211)	36
Total cash used in operating activities	(26,681)	(26,047)
Cash flows from investing activity
Purchase of equipment	(77)	(6)
Purchase of intangible assets	(1,237)	—
Advances for future capital investment	—	(10,478)
Total cash used in investing activity	(1,314)	(10,484)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $103 and $311	17,786	5,365
Proceeds from notes payable with Streeterville	3,975	—
Repayment of insurance financing	(118)	(588)
Payment of Tempesta Note	(100)	—
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $2,550	—	23,232
Proceeds from issuance of notes payable, net of issuance costs of $50	—	10,975
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants	—	2,034
Proceeds from issuance of shares in PIPE financing	—	1,751
Repayment of receivables secured borrowing	—	(1,822)
Payment of ELOC warrants offering costs	—	(35)
Repayment of notes payable	—	(100)
Proceeds from exercise of stock options	—	4
Total cash provided by financing activities	21,543	40,816
Effects of foreign exchange rate changes on assets and liabilities	(38)	—
Net (decrease) increase in cash	(6,490)	4,285
Cash at beginning of period	17,051	8,090
Cash at end of period	$10,561	$12,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Supplemental schedule of cash flow information
Cash paid for interest	$17	$21
Supplemental schedule of non-cash financing and investing activities
Shares issued to Iliad in exchange of notes payable and accrued interest	$5,492	$2,982
Shares issued to Streeterville in exchange of notes payable and accrued interest	$5,056	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$223	$1,087
Shares issued on exercise of Series 3 warrants	$—	$1,776
Insurance financing	$—	$1,183
Offering costs included in accounts payable and accrued liabilities	$—	$(13)

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

On March 15, 2021, Jaguar established Napo EU S.p.A (which changed its name in December 2021 to “Napo Therapeutics”) in Milan, Italy as a subsidiary of Napo. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key orphan target indications: Short bowel syndrome (SBS) and congenital diarrheal disorders (CDD) with intestinal failure.

Crofelemer was granted orphan drug designation (ODD) for SBS in 2021 by the European Medicines Agency (EMA) and by the US Food and Drug Administration in 2017, and was granted ODD by the EMA in October 2022 for microvillus inclusion disease (MVID), a rare congenital diarrheal disorder (CDD) condition. Napo Therapeutics is initiating efforts to commence clinical development of crofelemer in SBS and CDD patients in support of the company’s key focus on leveraging the EMA’s accelerated conditional marketing authorization pathway in Europe for these rare diseases. Jaguar is currently supporting an investigator-initiated proof-of-concept study of crofelemer in patients with SBS or CDD with intestinal failure, with a planned endpoint of reduction of requirement of weekly volume of parenteral nutrition. The investigator is targeting a presentation in December 2022 of initial data from the study at a global GI conference in Dubai. In accordance with the guidelines of specific EU countries, publications of such data could support early patient access of crofelemer for SBS or CDD with intestinal failure by mid-2023 through programs in Europe for these devastating diseases for which there is a significant unmet medical need.

SBS affects approximately 10,000 to 20,000 people in the U.S., according to the Crohn's & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size. Despite limited treatment options, the global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports.

Most of the activities of the Company are focused on the commercialization of Mytesi and Canalevia-CA1 and the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy (CTD). Napo’s pivotal On Target Phase 3 clinical trial of crofelemer for prophylaxis of CTD was initiated in October 2020 and is ongoing. In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves and foals.

Crofelemer is a novel, first in class anti secretory agent which has a normalizing effect on electrolyte and fluid balance while acting locally in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Crofelemer is in development for multiple possible follow-on indications in addition to SBS, CDD, and prophylaxis for cancer therapy related diarrhea (CTD), including management of diarrhea and abdominal discomfort in inflammatory bowel disease (IBD); diarrhea-predominant irritable bowel syndrome (IBS-D); and for idiopathic/functional diarrhea. A second-generation proprietary anti-secretory agent, NP-300, is undergoing preclinical development for symptomatic relief and treatment of diarrhea in patients with acute infection from cholera.

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $259.4 million as of September 30, 2022. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, including the operations of substantially owned Italian subsidiary, Napo Therapeutics S.p.A., which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

There has been no material change to the Company's significant accounting policies during the three and nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2021, which was filed to SEC on March 11, 2022.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022, and 2021, changes in convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2022, and 2021, and cash flows for the nine months ended September 30, 2022, and 2021. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the period ended September 30, 2022, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it. For a discussion of risks of COVID-19 relating to the Company’s business, see “Item 1A. - Risk Factors- Risks Related to Our Business- The novel coronavirus global pandemic could adversely impact our business, including our supply chain, clinical trials and commercialization of Mytesi and Canalevia-CA1.”

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of September 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. The Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2022 and December 31, 2021. In addition, the Company writes off an uncollectible accounts receivable that have a contractual maturity of one year or less when there is information indicating that the counterparty is in severe financial difficulty and there is no realistic prospect of recovery.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances are generally in excess of Federal Deposit Insurance Corporation insurance limits.

For the three and nine months ended September 30, 2022, and 2021, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for the three and nine months ended September 30, 2022, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. For the three and nine months ended September 30, 2021, the Company earned Mytesi revenue primarily from two specialty pharmacies in the United States. Revenue earned from each as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
Customer 1	—%	63%	—%	79%
Customer 2	38%	17%	35%	12%
Customer 3	54%	16%	53%	—%

On September 3, 2021, the Company ended its engagement with Cardinal Health as its exclusive title model customer for commercial sales and fully implemented its limited distribution Specialty Pharmacy model. Cardinal Health continues to provide third-party logistics services for Mytesi.

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. As of September 30, 2022 and December 31, 2021, the Company’s significant customers and their related accounts receivable balance as a percentage of total accounts receivable were as follows:

	September 30,
	2022	December 31,
	(unaudited)	2021
Customer 1	—%	16%
Customer 2	38%	37%
Customer 3	55%	37%

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

Recent Global Events

Macroeconomic conditions, including the war in Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. The greatest impact was a decline in Europe where the impacts of foreign currency exchange rates, the war in Ukraine, and energy inflation were the greatest. The Company’s partially-owned subsidiary in Italy, Napo Thera, does not generate any revenue yet for the nine months period ending September 30, 2022. However, the Company expects that significant changes in the subsidiary’s operations would be evident in the remainder of 2022 as a result of these recent global events.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have allowance for inventory obsolescence as of September 30, 2022, and December 31, 2021.

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s had no impairment of long-lived assets as of September 30, 2022, and December 31, 2021.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment in the three and nine months ended September 30, 2022, and 2021.

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

Operating Lease

The Company entered into a sublease agreement with Peacock Construction Inc. (“Peacock”), a California corporation, for office space located in San Francisco, California. The term of the sublease began on August 31, 2020, and expired on May 31, 2021. The rent under the sublease is $15,000 per month beginning October 1, 2020, which includes operating expenses and taxes. On October 1, 2020, the Company transitioned its operations from its existing premises to the sublease premises, which the Company expects will serve as its principal administrative headquarters. The Company elected not to apply the recognition requirements to short-term leases, and instead recognize the lease payments in profit or loss on a straight-line basis over the lease term. As a result, there was no right-of-use asset and lease liability recognized related to the sublease.

In April 2021, the Company entered into an office lease agreement with M & E, LLC, a California Limited Liability Company, to lease approximately 10,526 square feet of office space located in San Francisco, California, inclusive of office space currently covered under the sublease agreement with Peacock. The term of the lease began on September 1, 2021, and will expire on February 28, 2025 unless earlier terminated. The base rent under the lease will be $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months.

In October 2021, the Company entered into an agreement with Copernico Centrale for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract is not terminated within 12 months, the lease amount will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022, to December 31, 2023. All other contract provisions remained the same.

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

In January 2022, the Company entered into an agreement with Copernico Centrale for the lease of office premises from March 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract.

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

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributors, who then sell the products to the end customers. Since 2021, the Company has entered into two distribution agreements with established distributors (Vedco and Durvet) to distribute the Company’s animal health products in the United States. The distribution agreements and the related purchase orders together meet the contract existence criteria under ASC 606 10 25 1. The Company sells directly to its customers without the use of an agent.

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal health products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies, based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement.

Transaction price

For contracts with Cardinal Health and other distributors, the transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the Wholesaler Acquisition Cost (“WAC”), and the transaction price of Canalevia-CA1 and Neonorm is the manufacturer’s list price, net of discounts, returns, and price adjustments.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacy. Net revenue from the sale of Mytesi were $3.1 million and $406,000 for the three months ended September 30, 2022, and 2021, respectively. Net revenue from the sale of Mytesi were $8.5 million and $1.8 million for the nine months ended September 30, 2022, and 2021.

Animal

The Company recognized Canalevia-CA1 product revenues were $12,000 and zero for the three months ended September 30, 2022, and 2021, respectively. Revenues from the sale of Canalevia-CA1 were $143,000 and zero for the nine months ended September 30, 2022, and 2021, respectively. Neonorm revenues of $5,000 and $15,000 for the three months ended September 30, 2022, and 2021, respectively. Revenues from the sale of Neonorm were $40,000 and $54,000 for the nine months ended September 30, 2022, and 2021, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as an authorized specialty pharmacy provider of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products to the private company’s specialty pharmacies, through a designated wholesaler, in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes (“NDCs”) of Mytesi.

Effective April 20, 2021, the Company engaged another private company as an authorized specialty pharmacy provider of Mytesi. Under the Specialty Pharmacy Distribution and Services Agreement, the private company shall sell and dispense the Mytesi directly ordered from the Company at the agreed price to patients within the territories identified in the agreement.

The Company has entered into agreements with a total of five different specialty pharmacy chains that are authorized to provide Mytesi to patients.

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

Disaggregation of Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when products are delivered to the specialty pharmacies. Net revenue from the sale of Mytesi to the specialty pharmacies were $2.9 million and $209,000 for the three months ended September 30, 2022, and 2021, respectively. Net revenue from the sale of Mytesi to the specialty pharmacies were $7.5 million and $434,000 for the nine months ended September 30, 2022, and 2021, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License

Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and nine months ended September 30, 2022, and 2021.

On June 21, 2022, the Company entered into a License Agreement (“License Agreement”) with SynWorld Technology Corporation (“Synworld”). The License Agreement grants Synworld an exclusive, non-transferable, non-sublicensable license of patents and know-how to significantly improve and/or expand the scope of the Company’s intellectual property rights and to commercialize a canine-specific pharmaceutical product that utilizes Crofelemer as its active drug substance marketed in the United States under the Trademark Canalevia®, Canalevia-CA1 and Canalevia CA-2 (“Product”) for the treatment, prevention, or amelioration of diarrhea in dogs in China, excluding Hong Kong (“Licensee Territory”). Synworld is responsible to prepare, submit and obtain all regulatory approvals for the Product in the Licensee Territory on behalf of, and in the name of the Company (the “Services”). During the Initial Term, Synworld will be solely responsible for all fees and expenses incurred by or on behalf of Synworld with respect to the performance of the Services (“Regulatory Expense”), subject to both parties’ election for the Company to reimburse Regulatory Expenses up to $2.0 million (“Reimbursement Cap”). All Regulatory Expenses in excess of the Reimbursement Cap and any additional fees and expenses incurred thereafter for maintaining the regulatory approvals will be borne by Synworld. As consideration for the license granted, Synworld should make non-refundable cash payments with an aggregate amount of $5.0 million during the initial two-year term of the agreement. The Company did not have any license revenues for the three and nine months ended September 30, 2022, and 2021.

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

For the nine months ended September 30, 2022, the Company entered into another amendment on the terms of its October 2020 and March 2021 Purchase Agreements (see Note 8).

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

The Company did not modify any equity-classified warrants in the three and nine months ended September 30, 2022, and 2021.

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

The Company did not modify any preferred stock in the three and nine months ended September 30, 2022 and 2021.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because the impact of the potential dilutive shares of common stock would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2022, and 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$—	$—
Streeterville note	—	—	7,167	7,167
Total fair value	$—	$—	$7,167	$7,167

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$1	$1
Streeterville note	$—	$—	$7,818	$7,818
Total fair value	$—	$—	$7,819	$7,819

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2022
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$1	$7,818
Additions	—	—
Exercises	—	—
Change in fair value	(1)	(651)
Ending fair value of Level 3 liability	$—	$7,167

Warrant Liability

The warrants associated with the Level 3 warrant liability is the October 2018 Underwriter Warrants, which, at September 30, 2022, were valued at zero in the Company’s unaudited condensed consolidated balance sheet. The warrants associated with the Level 3 warrant liability were the November 2016 Series A Warrants and the October 2018 Underwriter Warrants, which, at December 31, 2021, were valued at zero and $1,000, respectively, in the Company’s unaudited condensed consolidated balance sheet.

The October 2018 Underwriter Warrants

The October 2018 Underwriter Warrants valuation of zero at September 30, 2022 was computed using the Black-Scholes-Merton pricing model using a stock price of $0.16, a strike price of $158 per share, an expected term of 1.01 years, volatility of 307% and a risk-free discount rate of 4.05%. The October 2018 Underwriter Warrants valuation of $1,000 at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $158 per share, an expected term of 1.75 years, volatility of 180% and a risk-free discount rate of 0.65%. The change in the fair value of the warrants for the three and nine months ended September 30, 2022 was $1,000.

The November 2016 Series A Warrants

Series A Warrants has expired on May 29, 2022. The Series A warrant valuation of zero at December 31, 2021 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $2,363 per share, an expected term of 0.41 years, volatility of 89% and a risk-free discount rate of 0.19%. The change in fair value of the warrants for the three and nine months ended September 30, 2022 was zero.

The May 2020 Series 3 Warrants

There were no outstanding May 2020 Series 3 Warrants as of September 30, 2022 and December 31, 2021. For the year ended December 31, 2021, certain holders of the Series 3 Warrants agreed to exercise total of 206,915 shares for a 1-for-1 exchange of common shares in an Alternate Cashless Exercise. The aggregate fair value of the common stock issued upon the exercise of the Series 3 Warrants as of the exercise date was $1.8 million.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of September 30, 2022 amounting to $6.0 million and $7.2 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note which was determined using a comparison of various effective yields on bonds as of the valuation date
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)
●	Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2022	2021	to fair value
Risk Adjusted Discount Rate	12.81%-27.34% (27.34%)	6.78% - 21.31% (21.31%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $262,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $262,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350.0 million ($100.0 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $825,000.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $6.35 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.39%-41.88%	0.35%-46.06%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $705,000.

If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.76 million.

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

As of September 30, 2022, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which is recorded in other comprehensive loss.

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At September 30, 2022
Hybrid Instrument:
Streeterville note	$7,167	$6,221	$946

5. Balance Sheet Components

Inventory

Inventory at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Raw Material	$2,014	$1,248
Work in Process	3,058	2,760
Finished Goods	1,529	892
Inventory	$6,601	$4,900

Property and Equipment, net

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	403
Clinical equipment	65	65
Software	63	63
Furniture and fixtures	18	14
Computers and peripherals	7	7
Total property and equipment at cost	1,026	948
Accumulated depreciation	(454)	(298)
Property and equipment, net	$572	$650

Depreciation and amortization expense was $15,000 and $156,000 for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense was $8,000 and $25,000 in the three and nine months ended September 30, 2021, respectively.

Intangible Assets, net

Intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(8,611)	(7,361)
Developed technology, net	16,389	17,639
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(103)	(88)
Trademarks, net	197	212
Internal use software costs - registry	1,236	—
Accumulated internal use software costs amortization	(61)	—
Internal use software costs - registry, net	1,175	—
Total intangible assets, net	$22,561	$22,651

Amortization expense of finite-lived intangible assets was $483,000 and $1.3 million for the three and nine months ended September 30, 2022, respectively. Amortization expense was $422,000 and $1.3 million for the three and nine months ended September 30, 2021, respectively.

The Company’s internal use software pertains to the capitalized development costs incurred to create a national canine cancer registry and cancer care index. Development costs includes external direct costs of materials and services consumed and fees paid to develop the software by a third-party provider.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2022:

(in thousands)	Amounts
Remainder of 2022	$484
2023	1,934
2024	1,934
2025	1,934
2026	1,934
Thereafter	9,541
$17,761

6. Related Party Transactions

BOD Cash Compensation

Effective May 2021, the Company’s BOD received cash compensation based on the Director Compensation Program for 2021 which will be paid quarterly. For the nine months ended September 30, 2022, and 2021, Company paid approximately $172,187 and $35,000 cash compensation to its directors, respectively.

7. Commitments and Contingencies

Commitments

Leases

August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense, included in general and administrative expenses in the unaudited condensed consolidated statements of operations, was zero and $60,000 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there were no remaining commitment under the lease.

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease began on September 1, 2021 and will expire on February 28, 2025, unless terminated earlier. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it, hence the lease term only includes the noncancellable period of three years plus the period of early occupancy.

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

The table below provided additional details of the office space lease presented in the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021:

	September 30,	December 31
	2022	2021
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$1,104	$1,084

Operating lease liability, current	418	240
Operating lease liability, net of current portion	738	919
Total	$1,156	$1,159

Weighted-average remaining life (years)	2.08	3.21
Weighted-average discount rate	18.52%	21.10%

For the nine months ended September 30, 2022, and 2021, cash paid for operating lease liabilities recognized under operating cash flows amounted to $384,000 and $0 respectively.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability as of September 30, 2022 and December 31, 2021:

	September 30,	December 31
	2022	2021
(in thousands)	(unaudited)
2022	146	463
2023	601	518
2024	565	534
2025	121	89
2026	3	—
Total undiscounted operating lease payments	1,436	1,604
Imputed interest expenses	(280)	(445)
Total operating lease liability	1,156	1,159
Less: Operating lease liability, current	418	240
Operating lease liability, net of current portion	$738	$919

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

Rent and lease expense included in the general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 was approximately $45,000 and $341,000, respectively. Accordingly, rent and lease expense for the three and nine months ended September 30, 2021 was approximately $103,000 and $123,000, respectively.

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the U.S. Food and Drug Administration, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of September 30, 2022, the remaining commitment is 149 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the

Company will pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the nine months ended September 30, 2022, and 2021, the Company paid Integrium $1.0 million and $972,000, respectively, under the MSA.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the nine months ended September 30, 2022, and 2021, the Company paid Glenmark $1.8 million and $1.9 million, respectively.

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

Contingencies

From time to time, the Company maybe a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of September 30, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

8. Debt

Notes payable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Royalty Interest	$39,646	$37,000
Streeterville Note	7,167	7,818
Insurance Financing	432	335
Tempesta Note	250	350
	47,495	45,503
Less: unamortized discount and debt issuance costs	(15,752)	(17,297)
Note payable, net of discount	$31,743	$28,206
Notes payable - non-current, net	$20,006	$25,022
Notes payable - current, net	$11,737	$3,184

Future maturities of the notes payable not designated at FVO as of September 30, 2022 are as follows:

(in thousands)	Amounts
As of September 30,
2023	$11,737
2024	24,076
2025	4,515
2026	—
2027	—
40,328
Less: unamortized discount and debt issuance costs	(15,752)
Total	$24,576

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

On July 25, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $750,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 2,365,930 shares of the Company’s stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

Although there were exchanges that occurred within the 12-month period prior to the May 13, 2022 and July 25, 2022 exchanges, these were previously accounted for as extinguishment and, therefore, cumulative assessment was not anymore performed. The exchange agreement was accounted for as a modification. As of September 30, 2022, the forecasted future revenues changed which resulted to a new discount rate of 39.73%.

Interest expense for the three and nine months ended September 30, 2022 was $752,000 and $2.8 million, respectively. Interest expense for the three and nine months ended September 30, 2021 was $990,000 and $3.0 million, respectively. As of September 30, 2022 and December 31, 2021, the carrying value of the debt is $7.5 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC

835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of September 30, 2022, the forecasted future revenues changed which resulted to a new discount rate of 29.55%.

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

Interest expense for the three and nine months ended September 30, 2022 was $1.0 million and $2.8 million, respectively. Interest expense for the three and nine months ended September 30, 2021 was $732,000 and $2.1 million, respectively. As of September 30, 2022 and December 31, 2021, the carrying value of the debt is $9.3 million and $7.6 million, respectively.

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

On August 17, 2022, the Company entered into an exchange agreement (the “Royalty Interest Exchange Agreement”) with Streeterville to (i) partition a new royalty interest in the royalty repayment amount of $3.4 million (“Partitioned Royalty”) from the royalty interest of the March 2021 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalty, and (ii) exchange (“Royalty Exchange”) the Partitioned Royalty for 11,500,000 million shares of the Company’s common stock with a par value of $0.0001 in accordance with the term of the Royalty Interest Exchange Agreement. Under the terms of the Royalty Interest Exchange Agreement, the Royalty Exchange will consist of Streeterville surrendering the Partitioned Royalty in exchange for the shares, free of any restrictive securities legend, and Streeterville shall give no consideration of any kind whatsoever to the Company in connection with the Royalty Interest Exchange Agreement.

On September 30, 2022, the Company entered into an exchange agreement with Streeterville, pursuant to which the parties agreed to partition $2.0 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 11,764,705 shares of the Company’s common stock. The exchange consisted of Streeterville surrendering the partitioned royalty in exchange for the exchange shares. The exchange was accounted for as a debt modification and resulted to a reduction in the outstanding balance of the royalty interest amounting to $2.0 million. As of September 30, 2022, the forecasted future revenues changed which resulted to a new discount of 42.0%.

Interest expense for the three and nine months ended September 30, 2022 was $409,000 and $1.4 million, respectively. Interest expense for the three and nine months ended September 30, 2021 was $391,000 and $827,000, respectively. As of September 30, 2022 and December 31, 2022, the carrying value of the debt is $2.8 million and $5.8 million, respectively.

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement (the “August 2022 Purchase Agreement”) with Streeterville, pursuant to which the Company sold to Streeterville (the entitling “Investor”) a royalty interest to receive $12.0 million of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company will use the proceeds to support the ongoing pivotal phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest will accrue on the Royalty Repayment Amount at a rate of 5% per annum from the closing of the Royalty Financing until the one-year anniversary of such closing and 10% per annum thereafter, simple interest computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company will be obligated to make minimum royalty payments on a monthly basis beginning on January 1, 2024 in an amount equal to the greater of (A) $250,000 (which increases to $400,000 beginning 6 months following the closing of the Royalty Financing, $600,000 beginning 12 months following the closing of the Royalty Financing, and $750,000 beginning 18 months following the closing of the Royalty Financing) and (B) the royalty payments to which Investor is entitled, consisting of (1) 10% of the Company’s net sales of crofelemer for any indications that could cannibalize crofelemer indications or any other chronic indication (including any improvements, modifications and follow-on products, collectively referred to as “Included Products”) (2) 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors, but specifically excluding licensing fees and/or milestone payments that are (A) reimbursements of clinical trial expenses or (B) associated with the license of the of the Included Products from the Company to Napo EU S.p.A. and (3) 50% of royalties collected from licenses of the Included Products to third parties.

Pursuant to the terms of the Royalty Interest, the Company has the right to exchange from time to time at the Company’s sole discretion all or any portion of the Royalty Interest for shares of Common Stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 55.97%.

Interest expense for the three and nine months ended September 30, 2022 was $282,000. As of September 30, 2022, the carrying value of the debt is $4.2 million.

Streeterville Note

On January 13, 2021, the Company issued a secured promissory note to Streeterville in the original principal amount of $6.2 million for an aggregate purchase price of $6.0 million. The Company will use the proceeds to fund development of the Company’s NP-300 drug product candidate for the indication of the symptomatic relief of diarrhea from cholera and general corporate purposes, including the Company’s product pipeline activities. The note is due after four years and bears interest at 3.25% per annum. Interest on the note is payable annually in advance by adding the interest charge for each upcoming year to the outstanding balance on the date each such interest charge is accrued. The Company also paid $25,000 to cover legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the issuance of the note. The first year of prepaid interest and the transaction expenses are included in the original principal amount.

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of September 30, 2022, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of September 30, 2022, the Company has not sold any TDPRV.

Beginning on the earlier of (a) 6 months after January 2021, and (b) initiation of human trials with NP-300 for symptomatic relief of infectious diarrhea for cholera, the Company may pay all or any portion of the outstanding balance earlier than it is due. In the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to Streeterville 112.5% of the portion of the outstanding balance the Company elects to prepay. The Company may not prepay the note without the Streeterville’s consent on the date the last patient is enrolled in a pivotal trial.

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2022, no default has occurred.

In connection with the note issuance, the Company has entered into a security agreement with Streeterville, pursuant to which Streeterville will receive a first priority security interest in all existing and future NP-300 technology, and any TDPRV and the sale proceeds therefrom that may be granted to the Company by the FDA in connection with the development of NP-300 for the cholera indication. The Company also agreed, with certain exceptions, not to grant any lien on any of the collateral securing the note and not to grant any license under any of the intellectual property relating to such collateral. The grant of security interest has become effective upon the receipt of the Salix Waiver on April 6, 2021 in observance to the requirement of the settlement agreement previously entered by the Company with Salix Pharmaceuticals, Inc.

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

At September 30, 2022 and December 31, 2021, the fair value was determined to be $7.2 million and $7.8 million, respectively. For the three and nine months ended September 30, 2022, the net decrease in the fair value $175,000 and $651,000, respectively. For the three and nine months ended September 30, 2021, the net increase in the fair value was $569,000 and $1.5 million, respectively. The net increase or decrease is included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the three and nine months ended September 30, 2021 was zero and $2,000, respectively. The financing balance was zero and $10,000 at September 30, 2022 and December 31, 2021, respectively.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2022 was $0 and $6,000, respectively. Interest expense for the three and nine months ended September 30, 2021 was $6,000 and $8,000, respectively. The financing balance was zero and $326,000 at September 30, 2022 and December 31, 2021, respectively.

May 2022 First Insurance Financing

In May 2022, the Company entered into another premium finance agreement for $752,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $941,000 with an annual interest rate of 4.3%. The total finance charge was $15,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2022 was $6,000 and $8,000. The financing balance was $651,000 at September 30, 2022.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three and nine months ended September 30, 2022 was $3,000 and $10,000, respectively. Interest expense for the three and nine months ended September 30, 2021 was $3,000 and $8,000, respectively. At September 30, 2022 and December 31, 2021, the net carrying value of the note was $250,000 and $350,000, respectively.

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

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 5,296,623 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2020. As of September 30, 2022 and December 31, 2021, there were no Series D Perpetual Preferred shares outstanding.

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

9. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2022 and December 31, 2021:

	September 30,	December 31
	2022	2021
Warrants outstanding, beginning balance	563,451	2,401,818
Issuances	—	168,750
Exercises	—	(2,007,117)
Expirations and cancelations	(604)	—
Warrants outstanding, ending balance	562,847	563,451

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

A total of 190,622 2019 Bridge Notes Warrants were outstanding as of September 30, 2022 and December 31, 2021 with a strike price of $1.47.

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

During the three and nine months ended September 30, 2021, an aggregate of 464,058 shares of common stock were issued upon the exercise of the Series 1 Warrants for total proceeds of $682,000.

A total of 145,396 Series 1 Warrants were outstanding as of September 30, 2022 and December 31, 2021.

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

During the three and nine months ended September 30, 2021 an aggregate of 1,797,833 shares of common stock were issued upon the exercise of the Series 2 Warrants for total proceeds of $5.0 million

A total of 133,730 Series 2 Warrants were outstanding as of September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, preferred stock consisted of the following:

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

As of September 30, 2022 and December 31, 2021, there were no Series B-2 Convertible Preferred shares outstanding.

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

As of September 30, 2022 and December 31, 2021, there were no Series C Perpetual Preferred shares outstanding.

Series E Preferred Stock

On August, 2022, the Company entered into an agreement (the “Securities Purchase Agreement”) with Synworld to issue 10 Series E Preferred Stock with a par value of $0.0001, amounting to $100. In consideration of the Securities Purchase Agreement, the Company and Synworld agree to amend the existing definition of the term “Service Share Amount” in the License Agreement entered by both parties (See Note 2) and include a subsection for lock-up wherein Synworld agrees not to sell, transfer, loan, grant any option of the purchase of, or otherwise dispose of any shares of common stock acquired pursuant to the License Agreement until after the 90-day period following the date of acquisition.

As of September 30, 2022 and December 31, 2021, there were ten and zero Series E Preferred shares outstanding, respectively.

On October 4, 2022, the Company redeemed all 10 shares of Series E Preferred Stock in accordance with the terms of such securities. As a result, no shares of Series E Preferred Stock remain outstanding.

11. Stockholders' Equity

As of September 30, 2022 and December 31, 2021, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2022	2021
	(unaudited)
Options issued and outstanding	2,319,071	2,464,803
Inducement options issued and outstanding	116,451	38,289
Options available for grant under stock option plans	694,615	631,270
Restricted stock unit awards issued and outstanding	3,381,176	487,456
Warrants issued and outstanding	562,847	563,451
Total	7,074,160	4,185,269

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

At a special meeting of stockholders of Jaguar Health, Inc. (the “Company”) held on September 30, 2022 (the “Special Meeting”), the Company’s stockholders approved an amendment (the “Sixth Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation (the “COI”) to effect an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share (the “Common Stock”), from 150,000,000 to 298,000,000 shares of Common Stock (the “Authorized Share Increase”) on September 30, 2022.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved the Authorized Share Increase and the filing of the Sixth Amendment to effectuate the Authorized Share Increase. On September 30, 2022, the Company filed the Sixth Amendment with the Secretary of State of the State of Delaware (the “DE Secretary of State”), and the Authorized Share Increase became effective in accordance with the terms of the Sixth Amendment immediately upon filing with the DE Secretary of State (the “Effective Time”).

The Company is now authorized to issue a total number of 352,475,074 shares, of which 298,000,000 shares are common stock, 50,000,000 are non-voting common stock and 4,475,074 are preferred stock.

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

In April 2020, the Company exercised a single Put Option Put 1 under which the Company sold 17,333 common shares to Oasis for gross proceeds of $22,627. As of September 30, 2022 and December 31, 2021, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

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

As of September 30, 2022 and December 31, 2021, all shares under the ATM Agreement have been issued.

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

During the nine months ended September 30, 2022, the Company issued an aggregate of 49,580,691 shares under the ATM Agreement for total net proceeds of $18.1 million after commissions and expenses of approximately $103,000.

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

On April 29, 2021, the Company entered into another securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering through Ladenburg as the placement agent, an aggregate of 2,549,000 shares of common stock at an offering price of $4.23 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000. The offering closed on May 3, 2022.

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

During the three and nine months ended September 30, 2022, noncontrolling interest decreased by $89,000 and $290,000, respectively due to the share in net loss on Napo Therapeutics’ financial performance.

12. Stock-based Compensation

2013 Equity Incentive Plan

Effective November 1, 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 123 option shares outstanding at September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, there were 2,318,948 options outstanding and 172,550 options available for grant. As of December 31, 2021, there were 2,348,076 options outstanding and 619,480 options available for grant.

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

As of September 30, 2022, there were 116,434 options outstanding and 522,065 options available for grant. As of December 31, 2021, there were 154,876 options outstanding and 11,790 options available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes incentive plan activity for the three and nine months ended September 30, 2022 (unaudited):

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at December 31, 2021	631,270	2,503,075	487,456	$9.44	8.35	$3
Additional shares authorized	2,889,495	—	—	—		—
Options granted	(3,333)	3,333	—	0.31		—
Options exercised	—	—	—	—		—
Options canceled	70,903	(70,903)	—	3.92		—
RSUs granted	(2,893,720)	—	2,893,720	—		—
Outstanding at September 30, 2022	694,615	2,435,505	3,381,176	$9.59	7.59	$—
Exercisable at September 30, 2022		1,925,768		$10.76	7.36	$—
Vested and expected to vest at September 30, 2022		2,379,802		$9.69	7.57	$—

*Fair market value of JAGX common stock on September 30, 2022 was $0.16 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the nine months ended September 30, 2022, and 2021 were zero and 3,147, respectively.

The weighted average grant date fair value of stock options granted was $0.29 and $5.25 per share during the nine months ended September 30, 2022, and 2021, respectively.

The number of options that vested in the nine months ended September 30, 2022, and 2021 was 516,972 and 495,023, respectively. The grant date weighted average fair value of options that vested in the nine months ended September 30, 2022, and 2021 was $4.17 and $4.55, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and nine months ended September 30, 2022, and 2021, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Research and development expense	$354	$404	$1,067	$935
Sales and marketing expense	32	88	234	208
General and administrative expense	455	673	1,620	1,689
Total	$841	$1,165	$2,921	$2,832

As of September 30, 2022, the Company had $2.2 million of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.41 years.

The fair value of options granted during the three and nine months ended September 30, 2022, and 2021, respectively, were calculated using the range of assumptions set forth below:

	Nine Months Ended
	September 30,
	2022	2021

	(unaudited)
Volatility	164.0%	163.8 - 164.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.2%	0.5 - 1.0%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2022.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net loss attributable to common shareholders (basic and diluted)	$(12,520)	$(12,192)	$(39,873)	$(38,282)
Shares used to compute net loss per common share, basic and diluted	106,362,178	45,840,262	81,657,061	44,167,885
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.27)	$(0.49)	$(0.87)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the three and nine months ended September 30, 2022, and 2021 because their inclusion would be anti-dilutive.

	Nine Months Ended
	September 30,
	2022	2021

	(unaudited)
Options issued and outstanding	2,319,069	2,301,513
Inducement options issued and outstanding	116,449	156,204
Restricted stock units issued and outstanding	3,381,176	1,871
Warrants issued and outstanding	562,847	563,451
Total	6,379,541	3,023,039

As of November 14, 2022, there were 7,377,717 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

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

The Company's reportable segments net revenues and net loss for the three and nine months ended September 30, 2022, and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenue from external customers
Human Health	$3,133	$615	$8,513	$2,200
Animal Health	17	15	183	55
Consolidated Totals	$3,150	$630	$8,696	$2,255

Segment net income (loss)
Human Health	$(6,360)	$(5,698)	$(15,956)	$(16,393)
Animal Health	(6,249)	(6,494)	(24,207)	(21,889)
Consolidated Totals	$(12,609)	$(12,192)	$(40,163)	$(38,282)

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
	(unaudited)
Segment assets
Human Health	$39,916	$42,250
Animal Health	128,693	115,580
Total	$168,609	$157,830

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
(in thousands)	2022	2021
	(unaudited)
Total assets for reportable segments	$168,609	$157,830
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(88,090)	(75,333)
Consolidated Totals	$51,287	$53,265

15. Subsequent Events

Amended License Agreement

On October 11, 2022, the Company entered into an Amended and Restated License and Services Agreement (the “Amended License Agreement”) with SynWorld. Pursuant to the Original License Agreement, (i) the Company (A) granted Synworld an exclusive license to commercialize a canine-specific pharmaceutical product utilizing crofelemer as its active drug substance, which product is marketed in the United States under the trademark Canalevia® and Canalevia-CA1 (“Product”), for the treatment, prevention or amelioration of diarrhea in dogs (the “Licensed Indication”) in the People’s Republic of China, excluding Hong Kong (the “Synworld Territory”), and (B) engaged Synworld as a service provider to prepare, submit and obtain regulatory approval of the Product for the Licensed Indication in the Synworld Territory on behalf of the Company (the “Services”) and (ii) Synworld (A) agreed to pay the Company a license fee (the “License Fee”) equal to $5 million, which fee is payable in monthly installments during the initial two-year term of the Original License Agreement, and (B) committed to purchasing up to $5 million worth of unregistered shares of common stock of the Company (“Common Stock”) over the initial two-year term of the Original License Agreement (the “Subscription Shares”). As consideration for the Services to be provided by Synworld under the Original License Agreement, the Company would pay Synworld a service fee (the “Service Fee”) of up to $5 million, payable in monthly installments in the form of unregistered shares of Common Stock over the initial two-year term of the Original License Agreement (the “Service Shares”). The price per Service Share would be equal to the Minimum Price (as defined under Nasdaq Listing Rule 5635(d)) of the Common Stock at the time of such issuance, provided that such price shall in no event be less than (A) $0.25 per share, with respect to such shares that are issued prior to the six-month anniversary of the effective date of the Amendment, and (B) $0.31 per share, with respect to such shares that are issued on or after the six-month anniversary of the effective date of the Amendment (collectively, the “Floor Price”).

The Amended License Agreement, among other things, (i) removes (A) Synworld’s commitment to purchase the Subscription Shares and (B) the Floor Price that the issuance of the Service Shares is subject to, such that the Service Shares will be issued at a price per share equal to the Minimum Price at the time of such issuance, and (ii) provides the Company with the discretion to elect to pay for the Synworld’s Services either in cash or in the Service Shares in terms of each monthly installment.

In addition, the Amended License Agreement (i) provides the Company with a unilateral right to cause the parties to the Amended License Agreement to suspend their respective obligations under the Amended License Agreement without terminating such agreement, and (ii) acknowledges that (A) the License Fee due and payable by Licensee for September 2022, (B) the obligation of Licensee to purchase the Subscription Shares for September 2022, and (C) the Service Fee due and payable by the Company for September 2022 are all waived in full.

Consistent with the terms of the original license agreement, under no circumstances will the number of shares of common stock issued by the Company under the Amended License Agreement (i) exceed 19.99% of the total shares outstanding of the Company or (ii) result in the total number of shares of Common Stock held Synworld and its affiliates exceeding 19.99% of total shares outstanding of the Company at any given time, in each case unless stockholder approval is obtained.

December 2021 ATM Agreement

Subsequent to September 30, 2022, the Company has issued an additional 6,187,208 shares under the December 2021 ATM Agreement with a total net proceeds of $892,000.

Note Global Amendment #2

On October 17, 2022, the Borrower and Streeterville entered into an amendment (the “Note Global Amendment #2”) with Streeterville to (i) the note purchase agreement, dated as of January 19, 2021, by and between Borrower and Streeterville (the “Note Purchase Agreement”) and (ii) the secured promissory note in the original principal amount of $6,220,812.50 (the “Note”) issued by Borrower to Streeterville as of January 19, 2021, pursuant to the Note Purchase Agreement, as amended by the global amendment, dated as of April 14, 2022, by and between Borrower and

Streeterville (the “Note Amendment”). Pursuant to the Note Global Amendment #2, (i) Streeterville will, under the Note Purchase Agreement, no longer be entitled to the Return Bonus (as defined in the Note Purchase Agreement) in the event of a sale by Borrower of the program to pursue the TDPRV (as defined in the Note Purchase Agreement); (ii) Borrower may not prepay the Note without Streeterville’s prior written consent; and (iii) the deadline to begin the Phase 1 clinical trial for Lechlemer, as provided in the definition of the term “Trial Failure” in the Note, is extended from July 1, 2022 to July 1, 2023.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $40.2 million and $38.3 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, we had a total stockholders' equity of $3.6 million, an accumulated deficit of $259.4 million, and cash of $10.6 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal in the three and nine months ended September 30, 2022, and 2021.

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

Results of Operations

Comparison of the nine months ended September 30, 2022, and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2022, and 2021 together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Product revenue	$8,696	$2,255	$6,441	285.6%
Total revenue	8,696	2,255	6,441	285.6%
Operating Expenses
Cost of product revenue	1,524	1,864	(340)	(18.2)%
Research and development	13,336	9,597	3,739	39.0%
Sales and marketing	7,089	6,596	493	7.5%
General and administrative	14,876	12,450	2,426	19.5%
Series 3 warrants inducement expense	—	1,462	(1,462)	(100.0)%
ELOC warrants inducement expense	—	172	(172)	(100.0)%
Total operating expenses	36,825	32,141	4,684	14.6%
Loss from operations	(28,129)	(29,886)	1,757	(5.9)%
Interest expense	(10,089)	(5,988)	(4,101)	68.5%
Loss on extinguishment of debt	(2,187)	(753)	(1,434)	190.4%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	652	(1,639)	2,291	(139.8)%
Other expense, net	(410)	(16)	(394)	2,462.5%
Loss before income tax	(40,163)	(38,282)	(1,881)	4.9%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(40,163)	(38,282)	(1,881)	4.9%
Net loss attributable to noncontrolling interest	(290)	—	(290)	100%
Net loss attributable to common shareholders	$(39,873)	$(38,282)	$(1,591)	4%

Revenue

Product revenue

We transitioned from selling to the wholesalers that resell the product to retail pharmacies to the closed Specialty Pharmacy distribution networks throughout the year 2021 and we fully transitioned in the fourth quarter of the same year.

Sales of Mytesi are recognized as revenue when the products are delivered to the wholesalers and to specialty pharmacies. Our gross revenues from the sale of Mytesi were $10.9 million and $12.7 million in the nine months ended September 30, 2022, and 2021, respectively. The decrease of about $1.7 million is largely due to the transition from Title model to the Specialty Pharmacy distribution networks.

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

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.5 million and $2.9 million for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $1.4 million. Sales discounts and sales returns were $954,000 and $6.0 million for the nine months ended September 30, 2022, and 2021, respectively, a decrease of $5.0 million. The wholesaler fees were eliminated in the nine months ended September 30, 2022 as compared to $1.5 million in the nine months ended September 30, 2021.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the nine months ended September 30, 2022, and 2021 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$10,929	$12,665	$(1,736)	(13.7)%
Canalevia	143	—	143	100.0%
Neonorm	40	54	(14)	(25.9)%
Total gross product sales	11,112	12,719	(1,607)	(12.6)%
Medicaid rebates	(1,550)	(2,900)	1,350	(46.6)%
Sales discounts	(954)	(5,932)	4,978	(83.9)%
Sales returns	88	(104)	192	(184.6)%
Wholesaler fee	—	(1,528)	1,528	(100.0)%
Net product sales	$8,696	$2,255	$6,441	285.6%

Our gross product revenues were $8.7 million and $12.7 million for the nine months ended September 30, 2022, and 2021, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $143,000 and zero for the nine months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses for Canalevia products are not significant during 2022.

Our Neonorm product revenues were $40,000 and $54,000 for the nine months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 and during the same period in 2021.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$768	$797	$(29)	(3.6)%
Direct labor	526	788	(262)	(33.2)%
Royalties	33	—	33	100.0%
Distribution fees	12	168	(156)	(92.9)%
Other	185	111	74	66.7%
Total	$1,524	$1,864	$(340)	(18.2)%

Cost of product revenue decreased $340,000 from $1.9 million in the nine months ended September 30, 2021 to $1.5 million for the same period in 2022. The decrease in the cost of product revenue period over period was largely attributable to lower sales volume resulting in less cost of materials for bottles sold in the nine months ended September 30, 2021.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Personnel and related benefits	$4,256	$2,827	$1,429	50.5%
Clinical and contract manufacturing	5,866	3,303	2,563	77.6%
Stock-based compensation	1,067	935	132	14.1%
Materials expense and tree planting	219	284	(65)	(22.9)%
Travel, other expenses	93	10	83	830.0%
Other	1,835	2,238	(403)	(18.0)%
Total	$13,336	$9,597	$3,739	39.0%

The increase in R&D expense of $3.7 million in the nine months ended September 30, 2022 compared to the same period in 2021 was largely due to:

●	Personnel and related benefits increased $1.4 million from $2.8 million in the nine months ended September 30, 2021 to $4.3 million in the same period in 2022 due to the additional headcount.
●	Clinical and contract manufacturing expenses increased $2.6 million from $3.3 million in the nine months ended September 30, 2021 to $5.9 million in the same period in 2022 largely due to increased clinical trial activities related to start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/lechlemer research expenses.
●	Stock-based compensation increased $132,000 from $935,000 in the nine months ended September 30, 2021 to $1.1 million in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Materials expense and tree planting decreased $65,000 from $284,000 in the nine months ended September 30, 2021 to $219,000 in the same period in 2022 primary due to lower number of activities involving tree planting activities.
●	Travel, and other expenses increased $83,000 from $10,000 in the nine months ended September 30, 2021 to $93,000 in the same period in 2022 primarily due to more travel activities with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees decreased $403,000 from $2.2 million in the nine months ended September 30, 2021 to $1.8 million in the same period in 2022.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Direct marketing fees and expense	$2,874	$2,544	$330	13.0%
Personnel and related benefits	2,699	2,887	(188)	(6.5)%
Stock-based compensation	234	208	26	12.5%
Other	1,282	957	325	34.0%
Total	$7,089	$6,596	$493	7.5%

The increase in S&M expense of $493,000 in the nine months ended September 30, 2022 compared to the same period in 2022 was largely due to:

●	Direct marketing fees and expenses increased $330,000 from $2.5 million in the nine months ended September 30, 2021 to $2.9 million in the same period in 2022 due to increased patient access programs and other Mytesi marketing initiatives.
●	Personnel and related benefits decreased $188,000 from $2.9 million in the nine months ended
September 30, 2021 to $2.7 million in the same period in 2022 due to decrease in headcount in sales and marketing.
●	Stock-based compensation increased $26,000 from $208,000 in the nine months ended September 30, 2021 to $234,000 in the same period in 2022 primarily due to new options and RSUs granted during the period.
●	Other expenses increased $325,000 from $957,000 in the nine months ended September 30, 2021 to $1.3 million in the same period in 2022 due to higher consulting and contractor services and a greater number of travels for sales and marketing personnel.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the nine months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$3,574	$2,469	$1,105	44.8%
Public company expense	3,338	2,045	1,293	63.2%
Stock-based compensation	1,620	1,689	(69)	(4.1)%
Legal services	1,678	1,532	146	9.5%
Audit, tax and accounting services	921	828	93	11.2%
Rent and lease expense	341	191	150	78.5%
Travel, other expenses	227	84	143	170.2%
Other	3,177	3,612	(435)	(12.0)%
Total	$14,876	$12,450	$2,426	19.5%

The increase in G&A expenses of $2.4 million in the nine months ended September 30, 2022 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits increased $1.1 million from $2.5 million in the nine months ended September 30, 2021 to $4.4 million in the same period in 2022, due to additional headcount and accrued bonus.
●	Public company expense increased $1.3 million from $2.0 million in the nine months ended September 30, 2021 to $3.3 million in the same period in 2022, largely attributable to the investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.
●	Audit, tax and accounting services fees increased $93,000 from $828,000 in the nine months ended September 30, 2021 to $921,000 in the same period in 2022 mostly due to change in accounting firm and higher number of complex transactions.
●	Rent and lease expense increased $150,000 from $191,000 in the nine months ended September 30, 2021 to $341,000 in the same period in 2022 primarily due to increase in fees related to occupancy of new spaces and use of vehicles.
●	Travel, and other expenses increased $143,000 from $84,000 in the nine months ended September 30, 2021 to $227,000 in the same period in 2022 primarily due to higher travel activities related to administrative function.
●	Other expenses decreased $435,000 from $3.6 million in the nine months ended September 30, 2021 to $3.2 million in the same period in 2022 due to lower consulting and contractual fees, compliance expense and dues and subscription fees.

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.

Interest Expense

Interest expense increased $4.1 million from $6.0 million in the nine months ended September 30, 2021 to $10.1 million for the same period in 2022 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Loss on Extinguishment of Debt

The increase in the loss on extinguishment of debt from $753,000 in the nine months ended September 30, 2022 to $2.2 million in the same period in 2022 is due to the extinguishment loss from the exchange of the outstanding balance of Iliad’s royalty agreements for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $2.3million from a loss of $1.6 million in the nine months ended September 30, 2021 to a gain of $652,000 for the same period in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Comparison of the Three months ended September 30, 2022, and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2022, and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
	2022	2021	Variance	Variance %
(in thousands)
Product revenue	$3,150	$630	$2,520	400.0%
Total revenue	3,150	630	2,520	400.0%
Operating expenses
Cost of product revenue	613	617	(4)	(0.6)%
Research and development	5,940	3,312	2,628	79.3%
Sales and marketing	2,109	2,261	(152)	(6.7)%
General and administrative	4,384	3,969	415	10.5%
ELOC warrants inducement expense	—	—	—	100.0%
Total operating expenses	13,046	10,159	2,887	28.4%
Loss from operations	(9,896)	(9,529)	(367)	3.9%
Interest expense	(2,731)	(2,078)	(653)	31.4%
Other expense, net	(158)	(20)	(138)	690.0%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	176	(565)	741	(131.2)%
Loss before income tax	(12,609)	(12,192)	(417)	3.4%
Income tax expense	—	—	—	100.0%
Net loss and comprehensive loss	(12,609)	(12,192)	(417)	3.4%
Net loss attributable to noncontrolling interest	(89)	—	(89)	100%
Net loss attributable to common shareholders	$(12,520)	$(12,192)	$(417)	3.4%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$3,863	$3,184	$679	21.3%
Canalevia	12	—	12	100.0%
Neonorm	5	15	(10)	(66.7)%
Total gross product sales	3,880	3,199	681	21.3%
Medicaid rebates	(523)	(449)	(74)	16.5%
Sales discounts	(316)	(1,599)	1,283	(80.2)%
Sales returns	109	(36)	145	(402.8)%
Wholesaler fees	—	(485)	485	(100.0)%
Net product sales	$3,150	$630	$2,520	400.0%

Our gross product revenues were $3.9 million and $3.2 million for the three months ended September 30, 2022, and 2021, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $12,000 and zero for the three months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses for Canalevia products are not significant during 2022.

Our Neonorm product revenues were $5,000 and $15,000 for the three months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 and during the same period in 2021.

Cost of Product Revenue

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$245	$208	$37	17.8%
Direct labor	200	275	(75)	(27.3)%
Royalties	13	—	13	100.0%
Distribution fees	5	92	(87)	(94.6)%
Other	150	42	108	257.1%
Total	$613	$617	$(4)	(0.6)%

Cost of product revenue decreased $4,000 from $617,000 in the three months ended September 30, 2021 to $613,000 for the same period in 2022.

Research and Development

The following table presents the components of R&D expense for the three months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,345	958	$387	40.4%
Clinical and contract manufacturing	3,369	1,257	2,112	168.0%
Stock-based compensation	354	404	(50)	(12.4)%
Materials expense and tree planting	78	116	(38)	(32.8)%
Travel, other expenses	19	6	13	216.7%
Other	775	571	204	35.7%
Total	$5,940	$3,312	$2,628	79.3%

The increase in R&D expense of $2.6 million for the three months ended September 30, 2022 compared the same period in 2021 was due primarily to:

●	Personnel and related benefits increased $387,000 from $1.0 million in the three months ended
September 30, 2021 to $1.3 million in the same period in 2022 due to an increase in bonus and salaries and benefits largely from the additional headcount.
●	Clinical and contract manufacturing expense increased $2.1 million from $1.3 million in the three months ended September 30, 2021 to $3.4 million in the same period in 2022 primarily due to increased clinical trial activities related to CTD and SBS.
●	Other expenses consisting primarily of consulting, formulation and regulatory fees increased $204,000 from $571,000 in the three months ended September 30, 2021 to $775,000 in the same period in 2022.

Consulting expenses increased due to an increase in clinical trial consultants. Direct R&D testing costs also increased due to an increased in R&D work.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Direct marketing fees and expense	$749	$698	$51	7.3%
Personnel and related benefits	854	1,006	(152)	(15.1)%
Stock-based compensation	32	88	(56)	(63.6)%
Other	474	469	5	1.1%
Total	$2,109	$2,261	$(152)	(6.7)%

The decrease in S&M expense of $152,000 in the three months ended September 30, 2022 compared to the same period in 2021 was due primarily to:

●	Personnel and related benefits decreased $152,000 from $1.0 million in the three months ended September 30, 2021 to $854,000 in the same period in 2022 due to decrease in personnel within Commercial Operations.
●	Stock-based compensation decreased $56,000 from $88,000 in the three months ended September 30, 2021 to $32,000 in the same period in 2022 due to decrease in the volume of option grants restricted stock units granted in the second quarter of 2022 related to sales and marketing personnel.

General and Administrative

The following table presents the components of G&A expense for the three months ended September 30, 2022, and 2021 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$678	$706	$(28)	(4.0)%
Public company expense	1,731	564	1,167	206.9%
Legal services	517	461	56	12.1%
Stock-based compensation	455	673	(218)	(32.4)%
Rent and lease expense	45	92	(47)	(51.1)%
Audit, tax and accounting services	520	129	391	303.1%
Travel, other expenses	29	69	(40)	(58.0)%
Other	409	1,275	(866)	(67.9)%
Total	$4,384	$3,969	$415	10.5%

The increase in G&A expenses of $415,000 in the three months ended September 30, 2022 compared to the same period in 2021 was due primarily to:

●	Public company expense increased $1.2 million from $564,000 for the three months ended September 30, 2021 to $1.7 million in the same period in 2022 largely attributable to the increase in investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.

●	Stock-based compensation expense decreased $218,000 from $673,000 in the three months ended September 30, 2021 to $455,000 in the same period in 2022 due to the decrease in the volume of option grants restricted stock units granted in the second quarter of 2022 related to finance and administrative personnel.
●	Rent and lease expense decreased $47,000 from $92,000 in the three months ended September 30, 2021 to $45,000 in the same period in 2022 as a result of less occupancy of new spaces and use of vehicles during the three-month period.
●	Audit, tax and accounting services fees increased $391,000 from $129,000 in the three months ended September 30, 2021 to $520,000 in the same period in 2022 mostly due to the increased audit fees related to complex debt and equity transactions.
●	Travel and other expenses decreased $40,000 from $69,000 in the three months ended September 30, 2021 to $29,000 in the same period in 2022 mostly due to the decrease in transportation and travels.
●	Other expenses which include dues and subscriptions and insurance fees decreased $866,000 from $1.3 million in the three months ended September 30, 2021 to $409,000 in the same period in 2022 due to lower D&O premium.

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date.

Interest Expense

Interest expense increased $653,000 from $2.1 million in the three months ended September 30, 2021 to
$2.7 million for the same period in 2022 primarily due to interest expense incurred on royalty interest agreements and Exchange Note 2.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased $741,000 from a loss of $565,000 in the three months ended September 30, 2021 to a gain of $176,000 for the same period in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2022, and 2021, we had net losses of $40.2 million and $38.3 million, respectively. We expect to incur additional losses in the near-term future. At September 30, 2022, we had an accumulated deficit of $259.4 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $10.6 million as of September 30, 2022. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities in the nine months ended September 30, 2022 were generated from the issuance of an aggregate of 49,850,691 shares of common stock under the ATM Agreement for total net proceeds of $17.8 million.

The Company also raised an additional net proceeds of $892,000 from the issuance of 6,187,208 shares of common stock under the ATM agreement between October 1, 2022 and November 14, 2022.

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

Cash Flows for the Nine Months Ended September 30, 2022 Compared to Nine Months Ended September, 2021

The following table shows a summary of cash flows for the nine months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Total cash used in operating activities	$(26,681)	$(26,047)
Total cash used in investing activities	(1,314)	(10,484)
Total cash provided by financing activities	21,543	40,816
Effects of foreign exchange rate changes on assets and liabilities	(38)	—
Net (decrease) increase in cash	$(6,490)	$4,285

Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities of $26.7 million resulted from our net loss of $40.2 million adjusted by the amortization of debt discounts and debt issuance costs of $8.8 million, loss on extinguishment of debt of $2.2 million, stock-based compensation of $2.8 million, depreciation and amortization expenses of $1.5 million, change in fair value of financial instrument and hybrid instrument designated at FVO of $652,000, amortization of operating lease right-of-use asset of $208,000, shares issued upon exercise of RSUs and stock options of 100,000, shares issued in exchange of services of $354,000, and changes in operating assets and liabilities of $2.1 million.

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

Cash Used in Investing Activity

During the nine months ended September 30, 2022, cash used in investing activities of $1.3 million consisted of cash used to purchase intangible assets and property and equipment.

During the nine months ended September 30, 2021, cash used in investing activity was $10.5 million which consisted of $10.5 million advances for future capital investment and $6,000 cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities of $21.8 million consisted of $17.8 million in net proceeds from shares issued in an At the Market offering $4.0 million and notes payable from Streeterville, offset by $118,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of September 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are an SRC and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our royalty interests require us to make minimum royalty payments, even if we do not sell a sufficient amount of products to cover such.

Since March 2020, we have sold payments, which may strain our cash resources royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be $0.4 million in 2022, $18.0 million in 2023, $14.6 million in 2024, $18.9 million in 2025, and $5.3 million in 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2022, the Company entered into an agreement, dated September 1, 2022, with Corporate Profile LLC, pursuant to which the Company agreed to issue 42,000 shares of the Company’s common stock to Corporate Profile LLC as partial consideration for investor relations services, which shares are issuable in three tranches: 12,000 shares were issued on September 26, 2022, 15,000 shares will be issued on December 1, 2022 and 15,000 shares will be issued on April 1, 2023.

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

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on August 18, 2022, August 23, 2022 and August 30, 2022, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Series E Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).
3.2

Certificate of Sixth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed September 30, 2022, File No. 001-36714).

4.2

Royalty Interest, dated August 24, 2022, by and between Jaguar Health, Inc. and Streeterville Capital, LLC. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed August 30, 2022, File No. 001-36714).

10.1#

Amended and Restated License Agreement, dated July 19, 2022, by and between Napo Pharmaceuticals, Inc. and Napo Therapeutics S.p.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 20, 2022, File No. 001-36714).

10.2

Securities Purchase Agreement, dated August 18, 2022, by and between Jaguar Health, Inc. and SynWorld Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).

10.3

First Amendment to the License and Services Agreement, dated August 18, 2022, by and between Jaguar Health, Inc. and SynWorld Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).

10.4#

Manufacturing Services Agreement, dated June 10, 2022, by and between Napo Pharmaceuticals, Inc. and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K/A of Jaguar Health, Inc. filed August 24, 2022, File No. 001-36714).

10.5

Royalty Interest Purchase Agreement, dated August 24, 2022, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed August 30, 2022, File No. 001-36714).

10.6

Amended and Restated License and Services Agreement, dated October 11, 2022, by and among Jaguar Health, Inc., SynWorld Technologies Corporation, C&E Telecom, LTD and Tao Wang (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed October 14, 2022, File No. 001-36714).

10.7

Global Amendment, dated October 17, 2022, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed October 21, 2022, File No. 001-36714).

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

Date: November 14, 2022
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer