Form 10-K
period 2022-12-31
Jaguar Health, Inc.
filed 2023-03-24
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

As of June 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $25.0 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Capital Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 24, 2023, was 13,862,329 shares of voting common stock and 9 shares of non-voting common stock, par value $0.0001 per share (convertible into 9 shares voting common stock after the effects of the reverse stock split effected through January 23, 2023).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2022 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

ITEM 1.    BUSINESS

BUSINESS

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial stage pharmaceutical company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar Health's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human pharmaceuticals from plants harvested responsibly from rainforest areas. Our crofelemer drug product candidate is the subject of the OnTarget study, an ongoing pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. As announced, patient enrollment in OnTarget reached approximately 75% in February 2023, and target trial enrollment of 256 patients is expected to complete in the second quarter of 2023. Jaguar is the majority shareholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021 that focuses on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and congenital diarrheal disorders (“CDD”). Jaguar Animal Health is a tradename of Jaguar Health.

Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. The Company’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

Crofelemer was granted orphan drug designation (“ODD”) by the FDA in August 2017 and by the European Medicines Agency (“EMA”) in December 2021. Crofelemer was granted ODD by the FDA in February 2023 for microvillus inclusion disease (“MVID”), a rare CDD condition, and granted ODD for MVID by the EMA in October 2022. The Company is currently supporting investigator-initiated proof-of-concept (“POC”) studies of crofelemer in patients with SBS with intestinal failure or CDD, focused on obtaining POC of reduction of requirements of parenteral support including parenteral nutrition and/or intravenous fluids, throughout 2023. In accordance with the guidelines of specific European Union countries, publications of POC data from these trials could support early patient access to crofelemer for SBS with intestinal failure or CDD through programs in Europe. Early access programs are revenue generating, and reimbursable for participating patients.

Napo Therapeutics is initiating efforts to commence clinical development of crofelemer in SBS patients in support of the Company’s key focus on leveraging the EMA’s accelerated conditional marketing authorization pathway in Europe for these rare diseases. SBS affects approximately 10,000 to 20,000 people in the U.S., according to the Crohn's & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size. Despite limited treatment options, the global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports.

CDD is considered an ultra-rare disease, with likely a couple of hundred patients diagnosed globally. In February 2022, Napo announced the completion of an investigator-initiated preclinical enterocyte (intestinal cell) in vitro study to evaluate the effects of crofelemer on cells with certain genetic defects that result in specific forms of CDD. The data from this study is expected to support the rare disease business model that Napo Therapeutics is pursuing in Europe under its exclusive license for crofelemer from Jaguar and Napo. CDD patients have intestinal failure and morbidity resulting in a failure to thrive due to malabsorption of nutrients and need parenteral nutrition. We believe the novel mechanism of action of crofelemer may have considerable potential to manage the severe secretory loss of electrolytes and fluid resulting in dehydration. There are currently no therapies for CDD except parenteral nutrition. Thus, crofelemer may reduce the associated morbidity and mortality of CDD and lessen the need for parenteral nutrition (“PN”).

Most of the activities of the Company are focused on the development and/or commercialization of Mytesi, including the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy. Napo’s pivotal OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (“CTD”) was initiated in October 2020 and is expected to complete enrolment in 2nd quarter of 2023. We also support the prioritized clinical program at Napo Therapeutics centered around the POC investigator-initiated trials of Crofelemer for SBS and CDD. In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves and foals.

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug which has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Mytesi is in development for multiple possible follow-on indications, including for the lead Phase 3 program in CTD, investigating prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in diarrhea-predominant irritable bowel syndrome (“IBS-D”) and idiopathic/functional diarrhea in investigator-initiated trials.

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for infants and/or children with SBS and/or CDD, such as MVID.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the targeted incentive from the FDA of tropical disease priority review voucher.

In January 2023, Jaguar and Filament Health (“Filament”), with Funding from One Small Planet, formed the U.S.-based joint venture Magdalena Biosciences, Inc. (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders, and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This new venture aligns with Jaguar's mental health Entheogen Therapeutics Initiative (“ETI”) and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD.

In December 2021 we received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets), our oral plant-based prescription drug and the only available veterinary drug for the treatment of chemotherapy-induced diarrhea (“CID”) in dogs, and Canalevia-CA1 is now available to multiple leading veterinary distributors in the U.S. Canalevia-CA1 is a tablet that is given orally and can be prescribed for home treatment of CID. Canalevia-CA1 is conditionally approved by the FDA under application number 141-552. Conditional approval allows for commercialization of the product while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a "small number" threshold for minor use in each of the seven major species covered by the MUMS act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over the course of a year and still have the use qualify as a minor use.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications of crofelemer, and a second-generation anti-secretory agent—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several of the drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and proof of concept evidence from human clinical trials.

Napo has a direct sales force of 8 sales representatives and a national sales director covering U.S. geographies with the highest commercial potential.

A key component of our marketing strategies for Mytesi in 2022 was our focus on the transition of Mytesi distribution to a closed network of specialty pharmacies rather than to wholesalers that resell the product to retail pharmacies. This transition was intended to help remove access barriers for patients receiving Mytesi and includes services such as a higher level of support for prior authorizations, appeals, adherence counseling, and home delivery options. While patients often visit retail pharmacies for short-term or uncomplicated medical needs, specialty pharmacies focus on serving patients with complex and chronic medical conditions like HIV. The transition to a closed network of specialty pharmacies resulted in a meaningful reduction in Mytesi distribution costs and helps prepare our U.S. commercial distribution network for future indication expansion of crofelemer to other populations of patients with complex medical needs, such as CTD.

With the introduction of newer antiretroviral (“ARV”) drug therapies, there has been a reduction in the severity of ARV induced diarrhea. However, a significant portion of this patient population still suffers from diarrhea caused by HIV enteropathy, which is due to the direct and indirect effects of HIV on the intestinal mucosa. Chronic diarrhea remains a significant complaint of PLWHA, particularly those who are older and have lived with the virus in their gut for more than 10 years. According to data from the U.S. Centers for Disease Control and Prevention, currently more than 70% of people living with HIV are over age 50 and have lived with HIV for more than 10 years.

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

Napo has actively ensured that its intellectual property (“IP”) filings in support of the development of crofelemer for various proposed indications are protected appropriately. The IP portfolio for crofelemer includes the relief and treatment of HIV-associated diarrhea and CID as well as planned indications for inflammatory diarrhea, IBS-D, CDD and SBS, with all indications, Napo prioritizes IP protection. Napo currently holds approximately 145 patents, the majority of which do not expire until 2027-2031, and approximately 53 patents pending.

In October 2020, Napo initiated its pivotal OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy with or without chemotherapy. As announced, patient enrollment in OnTarget reached approximately 75% in February 2023, and target trial enrollment of 256 patients is expected to complete in the second quarter of 2023. The Company’s efforts over the past year were focused on expanding the trial to new U.S. and international sites – with trial sites now active in Georgia, the Republic of Serbia, Argentina, and Taiwan—which has significantly accelerated enrollment. The OnTarget trial is evaluating crofelemer's effectiveness in prophylaxis of diarrhea in adult solid tumor patients that receive targeted therapies with or without standard chemotherapy. Such prophylaxis would potentially impact the patient's ability to remain on their cancer therapy regimens at approved doses for better cancer treatment outcomes, with less required medical intervention and cost.

The OnTarget clinical trial is a 24-week (two 12-week stages), randomized, placebo-controlled, double-blind study to evaluate the safety and efficacy of crofelemer in the prophylaxis of diarrhea in adult cancer patients with solid tumors receiving targeted cancer therapy-containing treatment regimens. Patients are randomized to receive either crofelemer or matching placebo treatment that starts concurrently with the initiation of targeted cancer therapy regimen. The primary endpoint will be assessed at the end of the initial (Stage I) 12-week double-blind placebo-controlled primary treatment phase after the last patient has completed 12 weeks of treatment. After completing the Stage I treatment phase, the subjects will have the option to remain on their assigned blinded treatment arm and reconsent to enter into the Stage II 12-week extension phase. The assessment of prophylactic effects on diarrhea will be measured by the average number of weekly loose and/or watery stools for the active (crofelemer) or placebo arms over 12-week Stage I treatment period.

A significant proportion of patients undergoing cancer therapy experience diarrhea, which has the potential to cause dehydration, potential hospitalization, and non-adherence to treatment in this population. Novel "targeted cancer therapy" agents, such as epidermal growth factor receptor (EGFR) antibodies and tyrosine kinase inhibitors (TKIs), with or without cycle chemotherapy agents, may cause increased electrolyte and fluid content in the gut lumen, which results in passage of loose/watery stools (i.e., diarrhea). Diarrhea has been reported as one of the most common side effects of TKIs and may result in cancer therapy drug holidays or reductions from therapeutic dose, potentially impacting patient outcomes. Diarrhea is also a common side effect of some approved CDK 4/6 inhibitors.

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

Due to the chronic dosing and toxicity associated with targeted therapies, many cancer patients on targeted therapy require drug holidays or dose reductions in their therapy, including those due to diarrhea. By improving stool consistency and reducing the frequency of loose/watery stools, crofelemer is expected to provide improved adherence to the therapeutic dosing of any targeted therapies, potentially leading to better clinical outcomes. We have learned from discussions with cancer drug manufacturers that the adoption and continued use of targeted cancer therapies is directly related to the ability of patients to tolerate these therapies—highlighting the importance of supportive care drugs like crofelemer to help manage cancer treatment-related diarrhea in this patient population.

As previously announced, it has been reported that patients with cancer related diarrhea (CRD) were 40% more likely to discontinue the chemotherapy or targeted therapy than patients without CRD. The persistence of index cancer therapy and time to switch were also lower for patients with CRD. Strategies to control CRD and continue cancer therapy are urgently needed2.

Furthermore, it has been reported that patients with CRD used significantly more resources, including outpatient services, emergency room visits, and hospitalizations. Effective prevention of CRD provides an untapped market opportunity to reduce the overall cost of cancer care3. Findings from studies have indicated that patients with CRD had nearly 2.9 times higher all-cause total cost of care than patients without CRD after adjusting for covariates. Thus, prophylaxis of CRD is expected to result in a significant reduction in cancer-treatment cost4.

As previously announced results from a dog study of crofelemer and an irreversible pan-HER2+ tyrosine kinase inhibitor (TKI), neratinib, provide further scientific support for the evaluation of crofelemer in providing symptomatic relief of watery diarrhea in patients receiving a targeted cancer therapy drug like neratinib with or without cycle chemotherapy, without the use of loperamide, an antimotility drug.

The dog study was conducted without the prophylaxis or concomitant use of loperamide and demonstrated that crofelemer caused an approximate 30% reduction in the incidence and severity of diarrhea associated with daily oral administration of neratinib, within the 28-day treatment period. Crofelemer also demonstrated significant improvement in the proportion of “responder” dogs, and there was a trend for fewer neratinib dose reductions in crofelemer treatment groups when compared to the control group.

Crofelemer was evaluated in a Phase 2 clinical study (called HALT-D), for the effectiveness of crofelemer for reduction of diarrhea in HER2 positive breast cancer patients receiving trastuzumab, pertuzumab, and chemotherapy agents such as docetaxel or pacilitaxel with or without carboplatin. These therapies cause CID in up to 80% of breast cancer patients, reaching grade 3, which often requires hospitalization, in 8-12% of patients. No antidiarrheal medications are currently approved that specifically target the underlying mechanism of CID associated with pertuzumab-containing regimens. The results of the study were published in October 2022 and showed that prophylaxis with crofelemer resulted in substantial reduction of higher grade diarrhea compared to the standard-of-care control group patients.

Recent studies have shown that EGFR inhibitors cause increased chloride secretion into the lumen of the gut and that crofelemer, through its unique and novel mechanism of normalizing the chloride-secretory actions of the cystic fibrosis transmembrane conductance regulator (“CFTR”) and calcium-activated chloride channels (CaCC), is

1A. Haslam, M.S. Kim, V. Prasad, Updated estimates of eligibility for and response to genome-targeted oncology drugs among US cancer patients, 2006-2020

2Pablo C. Okhuysen, M.D., Lee Schwartzberg, M.D., FACP, Eric Roeland, M.D., FAAHPM, The impact of cancer-related diarrhea on changes in cancer therapy patterns: Real world evidence

3Lee Schwartzberg, M.D., FACP, Eric Roeland, M.D., FAAHPM, Pablo C. Okhuysen, M.D., Characterizing unplanned resource utilization associated with cancer-related diarrhea

4Eric Roeland, M.D., FAAHPM, Pablo C. Okhuysen, M.D., Lee Schwartzberg, M.D., FACP, Healthcare utilization and costs associated with cancer-related diarrhea considered to be mechanistically- and physiologically-appropriate for reducing the loss of electrolyte and fluid in breast cancer patients receiving this regimen.

As announced October 26, 2022, the results of the HALT-D trial were published in the peer reviewed journal Breast Cancer Research and Treatment.

This HALT-D study evaluated 51 breast cancer patients who were eligible to receive at least three cycles of pertuzumab-containing regimen with chemotherapy that were randomly assigned to either crofelemer in cycles 1 and 2 or the control group, in which patients received standard of care. Breakthrough anti-diarrheal medicines (“BAM”) were permitted but not given prophylactically. Findings showed that the primary endpoint, the incidence of diarrhea for at least two consecutive days, was not statistically different for the two groups. However, crofelemer patients demonstrated significantly better outcomes compared to control group patients across a number of key secondary endpoints including reductions in the incidence and severity of diarrhea in cycle 2 based on Investigator and Patient Reported Outcomes (see Jaguar Health's November 19, 2021 press release). The study also showed that CID occurred significantly lesser (by 23%) in the crofelemer group during cycle 1 and crofelemer patients were 1.8 times more likely than control patients to have their diarrhea resolved. These data provide POC support to the primary endpoint in Napo’s ongoing phase 3 OnTarget clinical study.

Napo completed its requisite preclinical and formulation activities to support the Investigational New Drug (IND) application for its second-generation, plant-based oral prescription drug product, NP-300, for its clinical development for the symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. As announced in September 2022, the FDA has activated the Company’s Investigational New Drug (IND) application for NP-300and the FDA concluded that Napo may proceed with its proposed phase 1 clinical trial for NP-300. Following the completion of the phase 1 trial, the Company will be positioned to initiate the next stage of our clinical development program for cholera-related diarrhea when our development team has the requisite resources and bandwidth to initiate the additional required trials.

Cholera produces a devastating loss of electrolytes and fluid in patients and without appropriate reduction in loss of fluid and electrolytes, patients experience significant hospitalization and mortality. NP-300 provides the opportunity to treat cholera patients in combination with oral rehydration salts (“ORS”) and the recommended guidelines from the World Health Organization (“WHO”) for the use of appropriate antibiotics to reduce the burden of the pathogen. Appropriate preclinical toxicity studies and formulation development activities are ongoing to support the conduct of clinical studies with NP-300.

Napo received partial financial support for preclinical services from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health, and Napo is grateful for their support of NP-300’s development.

Cholera is an acute diarrheal illness caused by infection of the intestine with the bacterium Vibrio cholerae. According to the Centers for Disease Control and Prevention of the U.S. Department of Health & Human Services, an estimated 1.3 to 4 million people around the world get cholera each year and 21,000 to 143,000 people die from it. The infection is often mild or without symptoms but can sometimes be severe. Approximately one in 10 of infected persons will have severe disease characterized by profuse watery diarrhea, vomiting, and leg cramps. In these people, rapid loss of body fluids leads to dehydration and shock. Without treatment, death can occur within hours. The largest cholera outbreak in recorded history recently occurred in Yemen. According to Oxfam, the number of cholera cases in Yemen in 2019 was the second largest ever recorded in a country in a single year, surpassed only by the numbers in Yemen in 2017. According to the Brookings Institution, cholera continues to spread in Yemen, with 180,000 new cases reported in the first eight months of 2020.

We expect that NP-300 will be significantly less expensive and would support development efforts to receive a tropical disease priority review voucher from the FDA for an indication for the symptomatic treatment of diarrhea from acute infections such as cholera. Priority review vouchers are granted by the FDA as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Priority review vouchers are transferable and, in past transactions by other companies, have sold for prices ranging from $60 million to $350 million. Additionally, we believe NP-300 may provide a long-term pipeline opportunity as a second-generation anti-secretory agent for multiple gastrointestinal diseases—especially in resource-constrained countries.

The NP-300 program is paired with funding from a promissory note related to the potential future sale of a possible TDPRV.

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

The ETI SST consists of leading and globally renowned ethnobotanists, physicians, and pharmacologists as well as experts in the fields of natural product chemistry and neuropharmacology. We believe the wealth of expertise, experience, and commitment of the ETI SST—comprised of multiple members of the original SST that contributed to development of Jaguar's proprietary library of plants—will play an instrumental role in advancing our shared initial goal of identifying plants in our library that may have the potential to treat mood disorders and neurodegenerative diseases, such as Alzheimer's disease, Parkinson's disease, and amyotrophic sclerosis. Mood disorders and neurodegenerative diseases affect hundreds of millions of people around the globe and represent classic unmet medical needs.

While Napo and Jaguar remain steadfastly focused on the commercial success of Mytesi and on the potential development of crofelemer for CTD and the rare disease indications of SBS with intestinal failure and CDD, the Company believes the same competencies and multi-disciplinary scientific strategy that led to the successful development of Mytesi will support collaborative efforts with potential partners—such as the recently formed joint venture Magdalena Biosciences—to develop novel first-in-class prescription medicines derived from plants.

Our management team has significant experience in gastrointestinal product development for both humans and animals. Napo was founded more than 30 years ago to perform drug discovery and development by leveraging the knowledge of traditional healers working in rainforest areas. Ten members of the Jaguar and Napo team have been together for more than 15 years. Dr. Steven King, our chief sustainable supply, ethnobotanical research and intellectual property officer, and Lisa Conte, our founder, president and CEO, have worked together for more than 30 years. We have buttressed the early founding team with the expertise and experiences of team members like Dr. Darlene Horton and Dr. Karen Brunke to support the continued development and commercialization activities of the Napo and Jaguar family. We have assembled an impressive group of scientific advisory board (SAB) members that work closely with the Chair of Jaguar’s Scientific Advisory Board, Dr. Pravin Chaturvedi, who also serves as the Chief Scientific Officer (“CSO”) of Jaguar. Together, these dedicated personnel successfully transformed crofelemer, which is extracted from trees growing in the rainforest, to Mytesi and Canalevia-CA1, which are natural, sustainably harvested, FDA-approved drugs.

As announced in February 2020, the American Botanical Council named Napo the recipient of the 2019 Varro E. Tyler Commercial Investment in Phytomedicinal Research Award in recognition of Napo’s ongoing commitment to the sustainable development and production of natural therapeutic preparations. Specifically, this award acknowledges the successful development and approval of crofelemer, which is derived from the Croton lechleri tree in the Amazon rainforest. Previous recipients of this award include Jaguar’s partner, Italy based Indena S.p.A., one of the world’s largest producers of clinically-tested botanical extracts for the food, dietary supplement, cosmetic, and pharmaceutical markets.

Pipeline development opportunities for crofelemer

Crofelemer is currently being evaluated for the prophylaxis of CTD in adult solid tumor patients receiving targeted therapy with or without standard chemotherapy. A significant proportion of patients undergoing cancer therapy experience diarrhea. Novel targeted cancer therapy agents, such as epidermal growth factor receptor and tyrosine kinase inhibitors, may activate intestinal chloride secretory pathways leading to increased chloride secretion into the gut lumen, coupled with significant loss of water that would result in secretory diarrhea.

According to data appearing in “Treatment Guidelines for CID” (chemotherapy-induced diarrhea) in the April 2004 issue of Gastroenterology and Endoscopy News, diarrhea is the most common adverse event reported in chemotherapy patients. Approved third-party supportive care products for chemotherapy-induced nausea and vomiting (“CINV”) include Sustol, Aloxi, Akynzeo and Sancuso. According to a market research report by iHealthcareAnalyst, Inc., the global market for CINV drugs is estimated to reach a value of $3.9 billion by 2029.

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

Crofelemer was granted ODD for SBS by the FDA in August 2017 and by the EMA in December 2021. Crofelemer was granted ODD by the U.S. FDA in February 2023 for MVID, a rare CDD condition, and crofelemer received ODD for MVID from the EMA in October 2022. The Company is currently supporting investigator-initiated POC studies of crofelemer in patients with SBS with intestinal failure or CDD, focused on obtaining POC of reduction of requirements of parenteral support including parenteral nutrition and/or intravenous fluids, throughout 2023. In accordance with the guidelines of specific European Union countries, publications of POC data from these trials could support early patient access to crofelemer for SBS with intestinal failure or CDD in 2023 through programs in Europe. Early access programs are revenue generating, and reimbursable for participating patients.

The Orphan Drug Act (“ODA”) in the US provides for granting special status to a small molecule drug or biological product to treat a rare disease or condition upon request of a sponsor. This status is referred to as ODD (or sometimes "orphan status"). ODD qualifies the sponsor of the drug for various development incentives, including tax credits for qualified clinical testing and relief of filing fees. Additionally, the ODA provides a seven-year period of marketing exclusivity to the first sponsor who obtains marketing approval for a designated orphan drug.

In the EU, receipt of ODD supports some specific regulatory pathways, and sponsors who obtain ODD for their drug can benefit from Scientific Advice from the EMA for clinical trials for the orphan indication and receive market exclusivity for a period of ten years once the medicine is approved for commercialization.

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

Crofelemer is also being evaluated in another investigator-initiated trial for the management of functional diarrhea in non-HIV patients. This study is being conducted at the Beth Israel Deaconess Medical Center, Harvard Medical School, Boston, MA. This clinical study is a randomized double-blind, placebo-controlled study in adult subjects with functional diarrhea. Eligible patients will have functional diarrhea defined by Rome IV criteria as >25% loose watery stools and <25% hard/lumpy stools. The study plans to randomize 80 patients and the subjects will be randomized 1:1 for 4 weeks to either the placebo or crofelemer 125 mg delayed-release tablets (Mytesi) arm, administered twice daily for 4 weeks. Following the four-week placebo-controlled period, all subjects will receive Mytesi for an additional four weeks in an open label extension phase. The safety and tolerability of crofelemer and the clinical response during the placebo-controlled period will be evaluated in this study. Subjects will be allowed to use limited amounts of an antimotility drug (loperamide) during the placebo-controlled and open-label extension phase to manage uncontrolled diarrhea. However, no more than 11 doses of 2 mg loperamide will be permitted during any given week per subject.

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

Unlike other available diarrhea remedies, crofelemer does not act by inhibiting intestinal motility. It has minimal oral absorption and does not have any clinically significant food or drug interactions, thereby allowing patients to maintain their appropriate dosing of treatment to suppress their viral load and maintain adequate CD4 levels in PLWHA. Crofelemer is also the only approved antidiarrheal drug that is approved for chronic use. Moreover, it is not an opioid, like other traditionally used treatments, thus avoiding both the acute side effect of constipation and the potential for abuse.

There are significant barriers to entry for generic competition for Mytesi (crofelemer). Napo holds an extensive global patent portfolio. At the present time, we hold approximately 145 issued worldwide patents, with coverage in many cases that extends until 2031. These issued patents cover multiple indications, including HIV AIDS diarrhea, irritable bowel syndrome (“IBS”), IBD, manufacturing, enteric protection from gastric juices, among others. We also have approximately 55 pending patent applications worldwide in the human health areas that are being prosecuted.

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

While Jaguar’s commercial and development efforts have evolved to focus primarily on Mytesi and human pipeline indications since its merger with Napo, the Company commenced launch initiatives related to Canalevia-CA1, our drug product which received conditional approval in December 2021 for treatment of CID in dogs. CID in dogs is typically caused by the same mechanism of action as in humans, and hence the work in dogs serves as a preclinical proof of concept for the diarrhea in humans that is related to targeted cancer therapy. CID is an interesting model for human medical need and is being pursued as a prescription indication for animal health. We believe there is an important unmet medical need for the treatment of CID in dogs. Certain cancer treatment agents provided to dogs are human drugs or have the same mechanism of action as human cancer drugs, and these agents and mechanisms of action often have meaningful rates of diarrhea in humans as well.

As previously announced, Jaguar has received MUMS designation status from the FDA for Canalevia-CA1 for the indication of CID in dogs. MUMS designation is modeled on the ODD for human drug development and offers possible financial incentives to encourage MUMS drug development, such as the availability of grants to help with the cost of developing the MUMS drug.

Canalevia is also the Company’s drug candidate for the proposed indication of exercise-induced diarrhea (“EID”) in dogs.

Crofelemer is extracted and purified from the Croton lechleri tree, which we sustainably harvest and manage through programs that we have been developing over the past 30 years. This process has involved working with local and indigenous communities to plant trees, obtaining permits for export, and creating a supply network that is robust and reliable.

Our team continues to have relationships with partners that we began working with in the 1990s. Additionally, through the establishment of a nonprofit called the Healing Forest Conservancy, our team has created a long-term mechanism for benefit sharing that recognizes the intellectual contribution of Indigenous populations. This program is intended to contribute to the continued strength and effectiveness of the valued and strategically important relationships we have carefully cultivated over the past more than 30 years.

Product Pipeline

In addition to our Mytesi (crofelemer) product that is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, we are also developing a pipeline of prescription drug product candidates to address unmet needs in gastrointestinal health through Napo. Mytesi (crofelemer) is a novel, first-in-class anti-secretory antidiarrheal drug which has a normalizing effect to restore the electrolyte and fluid balance in the gut and lumen, and this mechanism of action has the potential to benefit multiple disorders. Clinical trials demonstrated that nearly 80% of Mytesi users experienced an improvement in their diarrhea over a four-week period. At week 20 of the pivotal trial, over half the patients had no watery stools, or a 100% decrease, and 83% had at least a 50% decrease in watery stools. Our Mytesi pipeline currently includes prescription drug product candidates for multiple follow-on indications, several of which are backed by Phase 2 evidence from clinical trials. In addition, NP-300 is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera.

Napo Prescription Drug Product Candidates

Product Candidates	Indication	Completed Milestones	Current Phase of Development	Anticipated Near-Term Milestones*
Mytesi	CTD	• Initiated pivotal Phase 3 clinical trial in October 2020	Phase 3	• Target trial enrollment of 256 patients expected to complete in Q2 2023
Mytesi	IBS-D	• Two Phase 2 studies completed	Phase 2	• Potential business development opportunities
Mytesi	Chronic idiopathic diarrhea	• Clinical POC study initiated at The University of Texas Health Science Center at Houston (“UTH”)	Phase 2 POC study	• Top line results expected in 2023
Mytesi	Functional diarrhea	• Initiated clinical study at Beth Israel Deaconess Medical Center, Harvard Medical School, Boston	Phase 2 POC study	• Enrollment ongoing
Crofelemer powder for oral solution*	Rare disease indication: SBS with intestinal failure in adults	• ODD for SBS granted by FDA and EMA	Clinical POC study	• IIT POC study in 2023
Crofelemer powder for oral solution*	Rare disease indication: Pediatric MVID, a CDD condition	• ODD for MVID granted by FDA and EMA	IND stage	• Initiate clinical study in 2023
NP-300*	Second-generation antidiarrheal drug for infectious diarrhea including from Vibrio cholerae, the bacterium that causes cholera	• FDA activated Company’s IND: Q3 2022	Phase I	• Initiating Phase 1 trial

*Clinical trials are funding dependent

Estimated Size of Mytesi Target Markets

We believe the medical need for Mytesi is significant, compelling, and unmet, and that doctors are looking for a drug product with a mechanism of action that is distinct from the options currently available to resolve diarrhea. A growing percentage of HIV patients have lived with the virus in their gut for 10+ years, often causing gut enteropathy and chronic or chronic episodic diarrhea. According to data from the U.S. Centers for Disease Control and Prevention, it was estimated that by 2020 more than 70% of Americans with HIV were 50 and older and had lived with HIV for more than 10 years (1).

Market	Competition	Market Size/Potential
HIV-related Diarrhea (Mytesi)	None	We estimate the U.S. market revenue potential for Mytesi to be approximately $50 million in gross annual sales.
CTD (Crofelemer delayed-release tablets)	None

An estimated 650,000 U.S. cancer patients receive chemotherapy in an outpatient oncology clinic(2). Comparable supportive care (i.e., CINV) product sales of ~$620 million in 2013(3). Global CINV market projected to reach a valuation of $2.7 billion by 2022(4).

SBS/CDD (Crofelemer powder for oral solution)	1	Financial benefits of ODD. The global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports(5).
IBS-D (Crofelemer delayed-release tablets)	3	Most IBS products have an estimated revenue potential of greater than $1.0 billion(6).
Infectious Diarrhea (NP-300 tablets)	None	In transactions by other companies, priority review vouchers have sold for $67 million to $350 million(7).
(1)	HIV Among People Aged 50 and Older (https://www.cdc.gov/hiv/group/age/olderamericans/index.html)

(2)	Centers for Disease Control and Prevention. Preventing Infections in Cancer Patients: Information for Health Care Providers (cdc.gov/cancer/prevent infections/providers.htm)

(3)	Heron Therapeutics, Inc. Form 10-K for the fiscal year ended December 31, 2016

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

The following diagram illustrates the mechanism of action of crofelemer, which normalizes chloride ion secretion and fluid content of the gut to improve stool consistency.

Business Strategy

Our goal is to become a leading pharmaceutical company with first in class, sustainably derived products that address significant unmet gastrointestinal medical needs globally. To accomplish this goal, we plan to:

Expand Mytesi by leveraging our significant gastrointestinal product knowledge, experience and intellectual property portfolio

Mytesi (crofelemer 125 mg delayed-release tablets) is a novel, first-in-class anti-secretory antidiarrheal agent which has a normalizing effect on the electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple gastrointestinal disorders. Our Mytesi (crofelemer) product is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Jaguar, through Napo, holds global unencumbered rights for Mytesi. Mytesi is in development for multiple possible follow-on indications, including prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in IBS-D and idiopathic/functional diarrhea.

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for infants and/or children with SBS and/or CDD, such as MVID.

In addition, a NP-300 is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera.

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

Maintain commercial capabilities in Mytesi sales and marketing efforts

Napo’s direct sales organization is comprised of Mytesi field sales representatives strategically positioned in different territories to cover U.S. geographies with the highest potential. With support provided by concomitant marketing, promotional activities, patient empowerment programs, including an integrated social digital campaign, and medical education initiatives described below, we expect a proportional response in the number of patients treated with Mytesi.

Leverage our relationships with Scientific Advisory Board (SAB) members for crofelemer commercialization and development in follow-on indications

The Company has retained several subject matter experts and KOLS as its SAB members across the therapeutic areas of HIV, CTD, gastrointestinal disorders, SBS, and/or CDD.

Establish partnerships to support moving pipeline indications to pivotal clinical trials

The Company’s goal is to establish partnerships to support moving pipeline indications towards commercialization in the US and/or other geographies.

Strategically sequence the development of follow-on indications of Mytesi and seek geographically focused licensing opportunities

As announced April 1, 2022, the Company has entered an agreement with Quadri Pharmaceuticals Store LLC (Quadri Pharma) that grants Quadri Pharma exclusive promotional, commercialization, and distribution rights for specified human indications of Mytesi (crofelemer 125 mg delayed-release tablets) in Bahrain, Kuwait, Qatar, Saudi Arabia, the United Arab Emirates (UAE), and Oman following regulatory approval to market crofelemer in these countries for the specified indications, including the indication currently approved in the U.S. for HIV-related diarrhea. They also have rights to commercialization, for Mytesi for CTD, for which crofelemer is currently in a pivotal Phase 3 clinical trial. In addition, the agreement grants Quadri Pharma exclusive rights to distribute crofelemer in these countries in the immediate future under Named Patient Programs.

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

Reduce risks relating to product development

Risk reduction is a key focus of our product development programs. Mytesi is FDA approved for a first-in-class chronic noninfectious diarrhea indication in adult HIV/AIDS patients receiving antiretroviral therapy (“ART”). This FDA approved New Drug Application (“NDA”) provides, us the ability to leverage this corresponding safety data when seeking approval for additional follow-on indications that are also chronic or chronic episodic indications. In an effort to reduce risk further, we have implemented the following approach: first, we meet with KOLs, including at medical conferences. Next, we confirm unmet medical needs with patients as well as KOLs and discuss the practicality of patient enrollment and trial implementation. We then generate protocols to discuss with the FDA, seeking, when possible, special protocol assessments. Our goal is to have de risked the program as much as we believe we possibly can, by the time we start devoting significant funds to a clinical trial, in particular the regulatory pathway. We believe this approach will lead to better long-term outcomes for our products in development.

We will continue to seek partnerships outside the United States for the above indications while focusing on development and commercial access in the United States directly. We are also focused on investigating NP-300 for various gastrointestinal indications. NP-300 is a proprietary Jaguar pharmaceutical product, a standardized botanical extract distinct from crofelemer, also sustainably derived from the Croton lechleri tree.

We believe NP-300, which has a similar mechanism of action as crofelemer and is significantly less costly to produce, may support efforts to receive a priority review voucher from the U.S. FDA for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. Priority review vouchers are granted by the FDA to drug developers for tropical disease indications (TDPRV) as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Additionally, we believe NP-300 represents a long-term pipeline opportunity as a second-generation anti-secretory agent, on a global basis, for multiple gastrointestinal diseases—especially in resource constrained countries where the cost of goods is a factor, in part, because requirements often exist in such regions for drug prices to decrease annually.

The Company has previously presented Phase 2 data on crofelemer for the treatment of diarrhea in cholera patients from a study in Bangladesh. Napo plans to follow a similar clinical study design to support the development of NP-300 for a cholera-related indication.Our portfolio development strategy is based on identifying indications that are potentially high value because they address important medical needs that are significantly or globally unmet, and then strategically sequencing indication development priorities, second-generation product pipeline development, and partnering goals on a global basis.

Our technology for proprietary gastrointestinal disease products is central to the product pipelines of both human and veterinary indications. Crofelemer is also the active pharmaceutical ingredient (“API”) in Canalevia-CA1, our prescription drug product conditionally approved by the FDA and launched for CID in dogs.

Napo Therapeutics Provides New Opportunities to Treat Orphan Indications Like SBS

Jaguar is strategically pursuing multiple important shots on goal for its drug development pipeline: Crofelemer for CTD, led by Napo, and crofelemer for SBS and CDD, led by Napo Therapeutics. Jaguar’s exclusive license agreement with Napo Therapeutics provides a perpetual, royalty-bearing license for Europe, and includes traditional terms such as royalties on sales in Europe, and a supply agreement, and rights to utilize all data Napo Therapeutics generates for Jaguar development and approval activities globally.

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

Cancer therapy related diarrhea. We are not aware of any FDA approved drugs specifically indicated for prophylaxis of cancer therapy related diarrhea in patients receiving targeted therapies with or without standard chemotherapy. Opioids and over-the-counter drugs are commonly used to treat chemotherapy induced diarrhea, but these drugs affect motility. Certain tyrosine kinase inhibitor chemotherapy agents have diarrhea as a significant side effect. For example, FDA guidance suggests diarrhea prophylaxis prior to initiating adjuvant therapy with neratinib.

CDD. We are not aware of any FDA approved drugs specifically indicated for CDD.

SBS with intestinal failure. In the U.S., Takeda Pharmaceuticals’ GATTEX® (teduglutide) is indicated for the treatment of adults and pediatric patients 1 year of age and older with SBS who are dependent on parenteral support. Zorbtive® is a recombinant human growth hormone indicated for the treatment of SBS in adult patients receiving specialized nutritional support. To the best of our knowledge, no drugs have been approved in the US or rest of the world (ROW) for the reduction of parenteral support with a concomitant reduction in the high stool volume and diarrhea in SBS patients.

Diarrhea predominant irritable bowel syndrome. Two drugs were approved in 2015 for the treatment of diarrhea predominant irritable bowel syndrome, Allergan plc’s Viberzi and Xifaxan, which is marketed by Valeant Pharmaceuticals International. Also, Lotronex was approved by the FDA in 2000 but was withdrawn from the market and later reintroduced in 2002 under a Risk Management Program. With the exception of Lotronex, the sponsors of Viberzi and Xifaxan employ extensive media and print promotion for the commercialization of these products.

Infectious diarrhea. We are not aware of any FDA approved drugs specifically acting as anti-secretory drugs to improve stool consistency. Oral rehydration solution (ORS) with or without the use of antibiotics is the current standard of care for infectious diarrhea. NP-300 provides a first of its kind antisecretory antidiarrheal drug which would potentially reduce the duration of diarrhea including its sequalae such as hospitalization.

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

Napo’s third party contract manufacturer, India based Glenmark Life Sciences Ltd. (“Glenmark”), a research driven, global, integrated pharmaceutical company, is Napo’s manufacturer of crofelemer, the active pharmaceutical ingredient in Mytesi. Glenmark processes CPL into crofelemer utilizing a proprietary manufacturing process. The processing occurs at an FDA approved Glenmark facility. Additionally, Napo is establishing a second processing site, which will be operated by Indena S.p.A. (“Indena”), a Milan, Italy based contract manufacturer dedicated to the identification, development and production of high-quality active principles derived from plants, for use in the pharmaceutical, health food and personal care industries. Indena has completed the required validation activities to gain approval as a manufacturer of crofelemer drug substance.

As announced January 25, 2023, the required procedure of registering the source of the API of crofelemer with the Agenzia Italiana Del Farmaco (“AIFA”), the Italian Medicines Agency, has been successfully completed. Resultingly, batches of crofelemer API manufactured by Indena can now be used by Jaguar for further development work. This was a key milestone in the ongoing process of establishing Indena as an additional approved crofelemer manufacturer as we work to support the increased crofelemer manufacturing demand expected upon potential FDA approval of crofelemer for new indications, including approval for CTD.

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

Napo owns a family of patents arising from International Patent Application Publication WO2012/058664 that cover methods of treating HIV associated diarrhea and HAART associated diarrhea with proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer. In the U.S., there are two issued patents, US 8,962,680 and US 9,585,868, both of which expire October 31, 2031. Outside the U.S., patent protection for methods of treating HIV associated diarrhea has been obtained in Australia, Europe, Hong Kong, Japan, Kenya, Mexico, Russia, Ukraine, South Africa, and Zimbabwe, with expiration dates of October 31, 2031, and applications are pending in Brazil, Hong Kong, and China. Napo also has patent families related to methods of treating diarrhea predominant irritable bowel syndrome, methods of treating constipation predominant irritable bowel syndrome, and methods of treating inflammatory bowel disease, familial adenomatous polyposis and colon cancer, with proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer. In particular, for diarrhea predominant irritable bowel syndrome, Napo has two issued U.S. patents, US 8,846,113 and US 9,980,938, which expire on February 9, 2027, as well as issued patents in Australia, Canada, Europe, Gulf States, Hong Kong, Japan, South Korea, Mexico, New Zealand, Singapore, Thailand, and Taiwan and pending applications in Bangladesh, and Venezuela, all of which are estimated to expire April 30, 2027; for constipation predominant irritable bowel syndrome, Napo has three issued U.S. patents, with terms to at least April 30, 2027, patents in Australia, Canada, Europe, Hong Kong, Mexico, New Zealand, and Singapore, all of which are estimated to expire April 30, 2027; and for inflammatory bowel disease, familial adenomatous polyposis and/or colon cancer, Napo has two issued U.S. patents, US 8,852,649 and US 9,987,250 with terms until at least January 4, 2028, as well as issued patents in Australia, Hong Kong, and Europe and Canada, which have estimated expiration dates of April 30, 2027. Napo has a U.S. patent for the treatment of CID caused by neratinib with crofelemer and a related continuation application also directed to treating CID effectively filed on March 9, 2018, as well as multiple pending national stage applications outside the US also directed to treating CID with crofelemer effectively filed June 19, 2020. In addition, Napo has two patent families each with pending applications in United States, Australia, Canada, China, Europe, Israel, Jordan, Japan and the Gulf States directed to the treatments of SBS and CDD, respectively, and each filed on May 31, 2018. Napo also has pending International applications to “Methods and Compositions For Treating Post-Acute Infection Gastrointestinal Disorders” filed November 23, 2021.

For methods of manufacturing proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer, Napo owns issued patents in India, South Africa, and Eurasia with terms at least until August 26, 2029. Napo also owns issued patents in Brazil, India, and Russia, and a pending application in Venezuela that also cover methods of manufacturing proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer, with terms at least until January 17, 2032. Lastly, Napo owns two U.S. patents covering a formulation of NP 500 (nordihydroguiaretic acid (“NDGA”)) and its use in treating a metabolic disorder that have terms until April 23, 2031.

Napo also has two international applications pending directed to alstonine derivatives and salts thereof and uses thereof for treating psychotic disorders which were filed on June 14, 2022, and October 26, 2022, respectively.

Napo grants license to Napo Therapeutics

On August 2021, Napo signed a license agreement with Napo Therapeutics to study, develop, manufacture, and commercialize Napo’s plant-based crofelemer and NP-300 drug product candidates in the European Union (excluding Russia) and in specified non-EU countries in Europe for specific indications, which rights and obligations were assumed by the combined company formed by the merger of Napo EU S.p.A. with Dragon SPAC (the combined company uses the Napo Therapeutics name). The license agreement grants Napo Therapeutics the rights for SBS-IF, HIV-related diarrhea, and the symptomatic relief and treatment of IF-related diarrhea in patients with congenital disorders.

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

Human Prescription Drugs

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

The process required by the FDA before a human prescription drug may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or good laboratory practices (“GLPs”) regulations;
●	submission to the FDA of an investigational new drug application (“IND”) for human clinical trials;
●	approval by an institutional review board (“IRB”) for human trials. Multiple sites may necessitate the involvement of multiple IRBs and submissions for human health products;

●	performance of adequate and well controlled human clinical trials in accordance with good clinical practices (“GCPs”), requirements to establish the safety and efficacy of the proposed drug product for each indication;
●	submission to the FDA of an NDA for marketing approval of human prescription drugs;
●	satisfactory completion of FDA advisory committees review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection (“PAI”) of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMPs”), requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

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

EMA Regulation of Human Prescription Drugs

Napo and Napo Therapeutics intend to leverage the orphan medicines marketing authorization incentives from the EMA for the SBS and CDD indications for crofelemer for the licensed territories in the European Union. EMA has developed a regulatory procedure for sponsor eligibility for incentives available for drugs with ODD for the appropriate patient populations in an expedited manner. The EMA is responsible for scientific evaluation of centralized marketing authorization applications (“MAA”). Once granted by the European Commission, the centralized MAA is valid in all EU member states, Iceland, Norway and Liechtenstein.

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

Criteria and conditions

EMA's CHMP may grant a conditional marketing authorization for a medicine if it finds that all of the following criteria are met:

●	the benefit-risk balance of the medicine is positive;
●	it is likely that the applicant will be able to provide comprehensive data post-authorization;
●	the medicine fulfils an unmet medical need; and
●	the benefit of the medicine's immediate availability to patients is greater than the risk inherent in the fact that additional data are still required.

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

Guidance for applicants for conditional marketing authorization

EMA advises applicants to discuss their development plans with the EMA via scientific advice or protocol assistance early in the development process. Involving health technology assessment bodies early is also encouraged, which is possible via EMA's parallel consultations procedure. The applicant should indicate a request for conditional marketing authorization in their notification of intention to submit a marketing authorization application. They should submit this six to seven months before submitting the application. EMA also encourages applicants to further discuss their plans with EMA as part of a pre-submission meeting. For products deemed suitable for a conditional marketing authorization, EMA encourages applicants to also consider requesting accelerated assessment.

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

Orphan drug development incentives from EMA

Protocol assistance

The EMA provides a form of scientific advice specifically for orphan medicines called protocol assistance. This allows sponsors to get answers to their questions on the types of studies needed to demonstrate the medicine's quality, benefits and risks, and information on the significant benefit of the medicine. Protocol assistance is available at a reduced charge for designated orphan medicines, linked to a fee-reduction scale that depends on the status of the sponsor. There is no restriction on the number of times a sponsor can request protocol assistance.

The EMA encourages sponsors to consider coordinating the timing of protocol assistance from the EMA with request for scientific advice from the FDA. Parallel scientific advice with the FDA is available.

Access to the centralized authorization procedure

All designated orphan medicines are assessed for marketing authorization centrally in the European Union. This allows companies to make a single application to the EMA, resulting in a single opinion and a single decision from the European Commission, valid in all EU Member States. Sponsors may also have access via orphan designation to conditional approval, which is conducted under the centralized procedure.

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

Additional incentives for micro, small and medium-sized enterprises (“SMEs”)

Companies classified as SMEs benefit from further incentives when developing medicines with orphan designation. These include administrative and procedural assistance from the EMA’s SME office and fee reductions.

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

EMA Grants

The EMA does not offer research grants for sponsors of orphan medicines, but funding is available from the European Commission and other sources:

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

Activities after orphan designation

Orphan designation makes the sponsor eligible for a number of orphan incentives. Sponsors need to comply with various activities that take place after a designation has been granted. Sponsors should submit all post-designation activities, including annual reports. For information and guidance on using IRIS, see the IRIS homepage. Sponsors must submit an annual report on development to the EMA summarizing the status of development of the medicine.

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

Manufacturers and marketing-authorization applicants should not contact EMA to request an opinion, but they may wish to inform the EMA of applications underway at national level. National competent authorities will inform the EMA if they are making a product available to a group of patients for compassionate use.

Comparison to individual basis treatment (Named Patient Program)

Compassionate use should not be confused with 'named-patient basis' treatments, which see doctors obtain medicines directly from manufacturers before authorization. This is done on an individual basis under the direct responsibility of the doctor, and the EMA does not need to be informed.

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

Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization (“PUMA”). If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive. The above can be complemented by other incentives to support the research, development and availability of medicinal products for pediatric use.

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

European Union orphan designation and exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants ODD to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

In the European Union, ODD entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the ODD criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. ODD must be requested before submitting an application for marketing approval. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European Union Pediatric Plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. For orphan drug designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

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

Additionally, the intent standard under the U.S. federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have Anti-Kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payer, including commercial insurers.

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, or off label, uses. Companies also have been prosecuted for allegedly violating the Anti-Kickback Statute and False Claims Act as a result of impermissible arrangements between companies and healthcare practitioners or as a result of the provision of remuneration by the companies to the healthcare practitioners. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, the ACA broadened the reach of certain criminal healthcare fraud statutes created under HIPAA by amending the intent requirement such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Animal Health Prescription Drugs

Under the FDCA, the term "drug" means articles recognized in the official United States Pharmacopoeia, official Homeopathic Pharmacopoeia of the United States, or official National Formulary; articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals; and articles other than food intended to affect the structure or any function of the body of man or other animals. It also includes articles intended for use as a component of a drug.

Once a product is determined to be a drug for animal use, the next step is to determine whether or not it is a new animal drug. The FDCA defines a new animal drug (in part) as any drug intended for use for animals other than man, the composition of which is not generally recognized, among experts qualified by scientific training and experience, as safe and effective for use under the conditions prescribed, recommended, or suggested in its labeling. By virtue of Supreme Court interpretations of the necessary basis for general recognition, there are, for all practical purposes, no animal drugs which are not also new animal drugs.

Under the FDCA, a new animal drug may not be legally introduced into interstate commerce unless it is the subject of either:

●	an approved NADA or abbreviated new animal drug application (ANADA) under section 512 of the Act;
●	a conditional approval under section 571 of the FDCA;
●	a listing on the Legally Marketed Unapproved New Animal Drug Index for Minor Species (the Index) under section 572 of the FDCA;

●	an emergency use authorization (“EUA”) under section 564 of the FDCA (an EUA may only be issued under very limited circumstances, more information regarding EUAs is available at this webpage: Emergency Use Authorization) ; or
●	an investigational exemption under section 512(j) of the FDCA.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical products for which Napo obtains regulatory approval. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use Napo’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Napo’s products. Sales of any products for which Napo receives regulatory approval for commercial sale will, therefore depend, in part, on the availability of coverage and adequate reimbursement from third party payers. Third party payers include government authorities, managed care plans, private health insurers and other organizations. In the United States, the process for determining whether a third party payer will provide coverage for a pharmaceutical or biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payer will pay for the product once coverage is approved. Third party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA approved products for a particular indication. A decision by a third party payer not to cover Napo’s product candidates could reduce physician utilization of Napo’s products once approved and have a material adverse effect on Napo’s sales, results of operations and financial condition. Moreover, a third party payer’s decision to provide coverage for a pharmaceutical or biological product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable Napo to maintain price levels sufficient to realize an appropriate return on Napo’s investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payer to payer. One third party payer’s decision to cover a particular medical product or service does not ensure that other payers will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require Napo to provide scientific and clinical support for the use of Napo’s products to each payer separately and will be a time consuming process.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceutical or biological products have been a focus in this effort. Third party payers are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. If these third party payers do not consider Napo’s products to be cost effective compared to other available therapies, they may not cover Napo’s products after FDA approval or, if they do, the level of payment may not be sufficient to allow Napo to sell its products at a profit.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to the utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs covered under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; creation of the Independent Payment Advisory Board, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, the U.S. federal government has delayed or suspended the implementation of certain provisions of the ACA.

Napo expects that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that Napo receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The implementation of cost containment measures or other healthcare reforms may prevent Napo from being able to generate revenue, attain profitability or commercialize Napo’s drugs.

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

Employees

As of December 31, 2022, we had 60 employees. Twelve employees hold M.D., D.V.M and/or Ph.D. degrees. Twenty-two of our employees are engaged in research and development activities and 12 employees are engaged in sales and marketing. We have 14 employees within Napo Therapeutics in Italy. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business

●	We have a limited operating history, expect to incur further losses as we grow and may be unable to achieve or sustain profitability.
●	We expect to incur significant additional costs as we continue commercialization efforts for current prescription drug candidates or other product candidates, and undertake the clinical trials necessary to obtain any necessary regulatory approvals, which will increase our losses.
●	We will need to raise substantial additional capital in the future in the event that we conduct clinical trials for new indications and we may be unable to raise such funds when needed and on acceptable terms, which would force us to delay, limit, reduce or terminate one or more of our product development programs.
●	We are substantially dependent on the success of Mytesi, our current lead prescription drug product, and Canalevia-CA1, our conditionally approved prescription drug product for CID in dogs. We cannot be certain that necessary approvals will be received for planned Mytesi or Canalevia-CA1 follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners.
●	If we are not successful in identifying, licensing, developing and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.
●	Mytesi faces significant competition from other pharmaceutical companies, both for its currently approved indication and for planned follow-on indications, and our operating results will suffer if we fail to compete effectively.
●	We may be unable to obtain, or obtain on a timely basis, regulatory approval for our existing or future human or animal prescription drug product candidates under applicable regulatory requirements, which would harm our operating results.
●	The results of our earlier studies of Mytesi may not be predictive of the results in any future clinical trials and species-specific formulation studies, respectively, and we may not be successful in our efforts to develop or commercialize line extensions of Mytesi.
●	Development of prescription drug products is inherently expensive, time-consuming and uncertain, and any delay or discontinuance of our current or future pivotal trials would harm our business and prospects.
●	We will partially rely on third parties to conduct our development activities. If these third parties do not successfully carry out their contractual duties, we may be unable to obtain regulatory approvals or commercialize our current or future human or animal product candidates on a timely basis, or at all.
●	Even if we obtain regulatory approval for planned follow-on indications of crofelemer, Canalevia or our other product candidates, they may never achieve market acceptance. Further, even if we are successful in the ongoing commercialization of Mytesi and Canalevia, we may not achieve commercial success.
●	Human and animal gastrointestinal health products are subject to unanticipated post-approval safety or efficacy concerns, which may harm our business and reputation.
●	Future federal and state legislation may result in increased exposure to product liability claims, which could result in substantial losses.
●	If we fail to retain current members of our senior management, or to identify, attract, integrate and retain additional key personnel, our business will be harmed.
●	We are dependent on two suppliers for the raw material used to produce the active pharmaceutical ingredient in Mytesi and Canalevia. The termination of either of these contracts would result in a disruption to product development and our business will be harmed.
●	We are dependent upon third-party contract manufacturers, both for the supply of the active pharmaceutical ingredient in Mytesi and Canalevia-CA1, as well as for the supply of finished products for commercialization.
●	If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future human products and product candidates, if approved, and generate product or other revenue.
●	We will need to increase the size of our organization and may not successfully manage such growth.
●	Canalevia-CA1 and, our animal health prescription drug product candidates, may be marketed in the United States only in the target animals and for the indications for which they are approved, and if we want to expand the approved animals or indications, it will need to obtain additional approvals, which may not be granted.
●	The misuse or extra-label use of Mytesi, Canalevia, and our human or animal prescription drug product candidates if approved by regulatory authorities, may harm our reputation or result in financial or other damages.
●	We may be unable to obtain, or obtain on a timely basis, a renewal of conditional approval for Canalevia-CA1, or to eventually obtain full regulatory approval of Canalevia-CA1, which would harm our operating results.
●	We may not maintain the benefits associated with MUMS designation, including market exclusivity.
●	The market for our human and animal products, and the gastrointestinal health market as a whole, is uncertain and may be smaller than we anticipate, which could lead to lower revenue and harm our operating results.
●	Insurance coverage for Mytesi for its current approved indication could decrease or end, or Mytesi might not receive insurance coverage for any approved follow-on indications, which could lead to lower revenue and harm our operating results.
●	We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
●	Certain of the countries in which we plan to commercialize our products in the future are developing countries, some of which have potentially unstable political and economic climates.
●	Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.
●	Laws and regulations governing global trade compliance could adversely impact our business.
●	There are other gastrointestinal-focused human pharmaceutical companies, and we face competition in the marketplaces in which we operate or plan to operate.
●	Our obligations to Streeterville are secured by a security interest in all of Napo’s NP-300 assets, so if we default on those obligations, Streeterville could foreclose on our assets.
●	Our royalty interests require us to make minimum royalty payments, even if we do not sell a sufficient amount of products to cover the amount of such payments, which may strain our cash resources.
●	Failure in our information technology systems, including by cyber-attacks or other data security incidents, could significantly disrupt our operations.
●	Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.
●	Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
●	Substantially all of our revenue for recent periods has been received from three customers.
●	The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.
●	Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Risks Related to Our Intellectual Property

●	We cannot be certain that our patent strategy will be effective to protect against competition
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our current or future products and product candidates.
●	Our proprietary position depends upon the botanical guidance of our drug approval and patents that are formulation or method-of-use patents, which do not prevent a competitor from using the same human or animal drug for another use.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful, and third parties may challenge the validity or enforceability of our patents and they may be successful.
●	If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
●	Our business could be harmed if we fail to obtain certain registered trademarks in the United States or in other countries.
●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
●	Even if we receive any of the required regulatory approvals for our current or future prescription drug product candidates and non-prescription products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Any of our current or future prescription drug product candidates or non-prescription products may cause or contribute to adverse medical events that we would be required to report to regulatory authorities and, if we fail to do so, we could be subject to sanctions that would harm our business.
●	Legislative or regulatory reforms with respect to animal health may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our current or future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
●	We believe that our non-prescription products are not subject to regulation by regulatory agencies in the United States, but there is a risk that regulatory bodies may disagree with our interpretation, or may redefine the scope of their regulatory reach in the future, which would result in additional expense and could delay or prevent the commercialization of these products.
●	Even if we receive the required regulatory approvals for our current or future prescription drug product candidates and non-prescription products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense

Risks Related to Our Common Stock

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.
●	If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

●	The price of our common stock could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could incur substantial losses.
●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.
●	You may not be able to resell our common stock when you wish to sell them or at a price that you consider attractive or satisfactory.
●	If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.
●	You may be diluted by conversions of outstanding shares of non-voting common stock, exercises of outstanding options and warrants and issuances of securities pursuant to our ATM Agreement.
●	Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
●	Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	We do not intend to pay dividends on our common stock, and your ability to achieve a return on your investment will depend on appreciation in the market price of our common stock.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
●	We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Related to Our Business

We have a limited operating history, expect to incur further losses as we grow and may be unable to achieve or sustain profitability.

Since the consummation of our merger with Napo Pharmaceuticals Inc. in 2017, our operations have been primarily focused on research, development and the ongoing commercialization of our lead prescription drug product, Mytesi, which is approved by the U.S. FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. As a result, we have limited meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to broadly commercialize any of our human health products beyond Mytesi for HIV-related diarrhea or animal health products, obtain any required marketing approval for any of our animal prescription drug product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the animal health industry or the gastrointestinal health industry in general. Our revenues to date have been insufficient to offset our expenses, and we expect to continue to incur significant research and development and other expenses. Our net losses and comprehensive losses for the years ended December 31, 2022, and 2021 were $49.1 million and $52.6 million, respectively. As of December 31, 2022, we had total stockholders’ deficit of $1.4 million. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities, seek necessary approvals for our human and veterinary drug product candidates, conduct species-specific formulation studies for our non-prescription products and increase commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our products or product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

As more fully discussed in Note 1 to our consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through March 20, 2024, or one year from the filing date of our Form 10-K. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their investment.

We expect to incur significant additional costs as we continue commercialization efforts for current prescription drug candidates or other product candidates, and undertake the clinical trials necessary to obtain any necessary regulatory approvals, which will increase our losses.

Napo commenced sales of Mytesi for adults with HIV/AIDS on antiretroviral therapy in September 2016. Jaguar launched Canalevia-CA1 for chemotherapy-induced diarrhea (“CID”) in dogs in December 2021. We will need to continue to invest in developing our internal and third-party sales and distribution network and outreach efforts to key opinion leaders in the gastrointestinal health industry, including physicians and veterinarians as applicable.

We are actively identifying additional products for development and commercialization, and will continue to expend substantial resources for the foreseeable future to develop Mytesi, NP-300 and Canalevia-CA1. These expenditures will include costs associated with:

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

In the event that we conduct clinical trials for new indications and new products, we will need to raise substantial additional capital in the future and we may be unable to raise such funds when needed and on acceptable terms, which would force to limit new indications and new product development.

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

General economic conditions, both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as the COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Additional funds may not be available when we need them on terms that are acceptable to us, or at all or we may not have sufficient authorized shares to raise additional capital. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or future commercialization efforts.

We are substantially dependent on the success of Mytesi, our current lead prescription drug product, and Canalevia-CA1, our conditionally approved prescription drug product for CID in dogs. We cannot be certain that necessary approvals will be received for planned Mytesi and Canalevia-CA1 follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners.

Other than Mytesi and Canalevia-CA1 (for which we have conditional approval), we currently do not have regulatory approval for any of our prescription drug product candidates. Our current efforts are primarily focused on the ongoing commercialization of Mytesi and Canalevia-CA1, and development efforts related to Mytesi and Canalevia-CA1. With regard to Mytesi, we are focused on marketing the product in the United States as well as on development efforts related to a follow-on indication for Mytesi in CTD, an important supportive care indication for patients undergoing primary or adjuvant chemotherapy for cancer treatment. Mytesi is also in development for other possible follow-on indications, including the rare disease indications of SBS with intestinal failure and CDD; and for IBS-D and idiopathic/functional diarrhea. With regard to Canalevia-CA1, we are focused on the ongoing commercialization of the product in the United States for CID in dogs. In addition, a second-generation proprietary anti-secretory agent is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. Crofelemer has been granted orphan-drug designation for SBS and MVID, a CDD condition, by both the FDA and EMA. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations or enter into potential strategic transactions, will depend heavily on the success of Mytesi and Canalevia-CA1.

Substantial time and capital resources have been previously devoted by third parties in the development of crofelemer, the active pharmaceutical ingredient (“API”), in Mytesi and Canalevia, and the development of the botanical extract used in Equilevia and Neonorm. Both crofelemer and the botanical extract used in Equilevia and Neonorm were originally developed at Shaman Pharmaceuticals, Inc. (“Shaman”), by certain members of our management team, including Lisa A. Conte, our chief executive officer and president, and Steven R. King, Ph.D., our executive vice president of sustainable supply, ethnobotanical research and intellectual property and secretary. Shaman spent significant development resources before voluntarily filing for bankruptcy in 2001 pursuant to Chapter 11 of the U.S. Bankruptcy Code. The rights to crofelemer and the botanical extract used in Equilevia and Neonorm, as well as other intellectual property rights, were subsequently acquired by Napo from Shaman in 2001 pursuant to a court approved sale of assets. Ms. Conte founded Napo in 2001 and was the current interim chief executive officer of Napo and a member of Napo’s board of directors prior to the Merger. While at Napo, certain members of our management team, including Ms. Conte and Dr. King, continued the development of crofelemer. Following the merger of Jaguar and Napo in July 2017, Napo became Jaguar’s wholly-owned subsidiary. If we are not successful in the development and commercialization of Mytesi, our business and our prospects will be harmed.

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

Regulatory authorities can delay, limit or deny approval of any of our prescription drug product candidates for many reasons, including:

●	if they disagree with our interpretation of data from our pivotal studies or other development efforts;

●	if we are unable to demonstrate to their satisfaction that our product candidate is safe and effective for the target indication and, if applicable, in the target species;

●	if they require additional studies or change their approval policies or regulations;

●	if they do not approve the formulation, labeling or the specifications of our current and future product candidates; and

●	if they do not approve the manufacturing processes of our third-party contract manufacturers.

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

We are in negotiations with Indena for the purification of the CPL received from our suppliers into the API used to manufacture Canalevia-CA1 and Mytesi , as well as the botanical extract in Neonorm. Indena has never manufactured either such ingredient to commercial scale. Glenmark is the current manufacturer of crofelemer, the active API in Canalevia-CA1 and Mytesi. As announced in October of 2015, we have entered into an agreement with Patheon, a provider of drug development and delivery solutions, under which Patheon provides enteric-coated tablets to us for use in humans and animals. We also may contract with additional third parties for the formulation and supply of finished products, which we will use in our planned studies and commercialization efforts.

We are dependent upon our contract manufacturers for the supply of the API in Mytesi and Canalevia-CA1. We currently have sufficient quantities of the API used in Mytesi and Canalevia to support our projected sales efforts. We are working with our contract manufacturers to increase API manufacturing capacity of the API to support the sales forecast for 2023 and beyond. If our contract manufacturer cannot manufacture sufficient quantities of the API in a timely manner, we could suffer losses due to lost sales opportunities. We currently have sufficient quantities of the botanical extract used in Neonorm and Equilevia to support planned commercialization efforts for Neonorm and Equilevia. If we are not successful in reaching agreements with third parties on terms that we consider commercially reasonable for manufacturing and formulation of Mytesi and Canalevia-CA1, or if our contract manufacturer and formulator are not able to produce sufficient quantities or quality of the Mytesi and Canalevia-CA1 API or finished product under their agreements, it could delay our plans and harm our business prospects. For example, as a result of the outbreak in 2020 of SARS-CoV-2, the virus that causes COVID-19, that originated in Wuhan, China and then spread globally, our suppliers and contract manufacturer could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions or could incur increased costs associated with ensuring the safety and health of their personnel. If our suppliers or contract manufacturer is so affected, our supply chain could be disrupted, our product shipments could be delayed, our costs could be increased and our business could be adversely affected.

The facilities used by our third-party contractors are subject to inspections, including by the FDA, and other regulators, as applicable. We also depend on our third-party contractors to comply with cGMPs. If our third-party contractors do not maintain compliance with these strict regulatory requirements, they and we will not be able to secure or maintain regulatory approval for their facilities, which would have an adverse effect on our operations. In addition, in some cases, we also are dependent on our third-party contractors to produce supplies in conformity to our specifications and maintain quality control and quality assurance practices and not to employ disqualified personnel. If the FDA or a comparable foreign regulatory authority does not approve the facilities of our third-party contractors if so required, or if it withdraws any such approval in the future, we may need to find alternative manufacturing or formulation facilities, which could result in delays in our ability to develop or commercialize our products, if at all. We and our third-party contractors also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements. The European Medicines Agency (the “EMA”) employs different regulatory standards than the FDA, so we may require multiple manufacturing processes and facilities for the same product candidate or any approved product. We are also exposed to risk if our third-party contractors do not comply with the negotiated terms of our agreements, or if they suffer damage or destruction to their facilities or equipment.

If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future human products and product candidates, if approved, and generate product or other revenue.

We currently have limited sales, marketing or distribution capabilities, and prior to Napo’s launch of Mytesi for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, and our launch of Neonorm for pre-weaned dairy calves and Canalevia for CID in dogs, we had no experience in the sale, marketing and distribution of human or animal health products. There are significant risks involved in building and managing a sales organization, including our potential inability to attract, hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities and entry into adequate arrangements with distributors or other partners would adversely impact the commercialization of Mytesi, and Canalevia-CA1. If we are not successful in commercializing Mytesi and/or Canalevia-CA1, for their respective currently approved or conditionally approved indications or for any potential follow-on indications, either on our own or through one or more distributors, or in generating upfront licensing or other fees, including through the previously announced licensing arrangement between Napo Pharmaceuticals, Inc. and Napo Therapeutics S.p.A., we may never generate significant revenue and may continue to incur significant losses, which would harm our financial condition and results of operations.

We will need to increase the size of our organization and may not successfully manage such growth.

As of December 31, 2022, we had 60 employees. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could harm our business and operating results.

Canalevia-CA1 and our animal health prescription drug product candidates, if approved, may be marketed in the United States only in the target animals and for the indications for which they are approved, and if we want to expand the approved animals or indications, it will need to obtain additional approvals, which may not be granted.

We may market or advertise Canalevia-CA1 and our animal health prescription drug product candidates that are approved by regulatory authorities only in the specific species and for treatment of the specific indications for which they were approved, which could limit use of the products by veterinarians and animal owners. We intend to develop, promote and commercialize approved products for new animal treatment indications in the future, but we cannot be certain whether or at what additional time and expense we will be able to do so. If we do not obtain marketing approvals for new indications, our ability to expand our animal health business may be harmed.

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

The misuse or extra-label use of Mytesi, Canalevia and our human or animal prescription drug product candidates approved by regulatory authorities may harm our reputation or result in financial or other damages.

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

Our obligations to Streeterville are secured by a security interest in all of Napo’s NP-300 assets, so if we default on those obligations, Streeterville could foreclose on our assets.

Our obligations under the secured promissory note issued to Streeterville Capital, LLC (“Streeterville”) are secured by a first priority security interest in all existing and future NP-300 technology held by Napo, including intellectual property, as provided in the Security Agreement, dated January 19, 2021 between Napo and Streeterville. As a result, if we default on our obligations under these agreements, Streeterville could foreclose on its security interests and liquidate some or all of these assets, which would harm our plans to develop and commercialize NP-300, financial condition and results of operations and could require us to reduce or cease operations with respect to NP-300.

Our royalty interests require us to make minimum royalty payments, even if we do not sell a sufficient amount of products to cover such payments, which may strain our cash resources.

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be approximately $16.0 million in 2023, $14.6 million in 2024, $19.5 million in 2025 and $5.3 million in 2026.

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

Our security measures may also be breached due to employee error, malfeasance, system errors or other vulnerabilities. Such breach or unauthorized access or attempts by outside parties to fraudulently induce employees or users to disclose sensitive information in order to gain access to our data could result in significant legal and financial exposure, and damage to our reputation that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber-attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, deploy malicious software that attacks our systems, or result in financial losses. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cyber-security attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.

Our business is sensitive to general economic conditions, both inside and outside the U.S. Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers, and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions and supply chain constraints and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don’t benefit the markets we serve, our business and financial statements could be adversely affected.

Additionally, as a result of any future global economic downturn, our third-party payers may delay or be unable to satisfy their reimbursement obligations. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private payer healthcare and insurance programs. A reduction in the availability or extent of reimbursement from government and/or private payer healthcare programs could have a material adverse effect on the sales of our products, our business and results of operations.

Current economic conditions may adversely affect the ability of our distributors, customers, suppliers and service providers to obtain the liquidity required to pay for our products or to buy necessary inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations, and could negatively impact our business and cash flow. Although we make efforts to monitor these third parties’ financial condition and their liquidity, our ability to do so is limited, and some of them may become unable to pay their bills in a timely manner, or may even become insolvent, which could negatively impact our business and results of operations. These risks may be elevated with respect to our interactions with third parties with substantial operations in countries where current economic conditions are the most severe, particularly where such third parties are themselves exposed to sovereign risk from business interactions directly with fiscally challenged government payers.

At the same time, significant changes and volatility in the financial markets, in the consumer and business environment, in the competitive landscape and in the global political and security landscape make it increasingly difficult for us to predict our revenues and earnings into the future. As a result, any revenue or earnings guidance or outlook which we have given or might give may be overtaken by events or may otherwise turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues and earnings at the time we give such guidance, based on then-current conditions, there is a significant risk that such guidance or outlook will turn out to be, or to have been, incorrect.

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our business, financial condition, results of operations, or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, the ongoing war in Ukraine, interest rate fluctuations, rising inflation, recession, or other global financial or geopolitical crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers and contract manufacturing organizations (“CMO”), possibly resulting in supply or manufacturing disruption. Any of the foregoing could harm our business and we cannot anticipate all the ways in which such conditions could adversely impact our business.

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

The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members must have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies must have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors.

Each of these measures has been challenged in court, and although judges of the California Superior Court ruled that AB 979 and SB 826 violate the California constitution in April 2022 and May 2022, respectively, the Secretary of State of the State of California has appealed such rulings, and the ultimate enforceability of these or similar laws remains uncertain.

In addition, the Company is subject to the listing rules from Nasdaq related to board diversity and disclosure, which require all companies listed on Nasdaq’s U.S. exchanges to publicly disclose consistent, transparent diversity statistics regarding their board of directors. Additionally, the rules require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+.

Failure to achieve designated minimum gender and diversity levels in a timely manner exposes such companies to financial penalties and reputational harm. While we are currently in compliance with these regulations, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as a result of the California laws or Nasdaq rules, which may expose us to penalties and/or reputational harm.

Evolving expectations around corporate responsibility practices, specifically related to ESG matters, may expose us to reputational and other risks.

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain stockholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized. The United States Patent and Trademark Office (“USPTO”) has issued a patent term extension certificate extending the term of US 7,341,744 by 1,075 days under 35 USC 156. With respect to requests for patent term extensions, the applicable authorities, including the USPTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

The FDA retains jurisdiction over all animal prescription drug products. However, in many instances, the Federal Trade Commission will exercise primary or concurrent jurisdiction with FDA on non-prescription products as to post marketing claims made regarding the product. On April 22, 1996, the FDA published a statement in the Federal Register, 61 FR 17706, that it believes that the Dietary Supplement and Health Education Act (“DSHEA”) does not apply to animal health supplement products, such as our non-prescription products. Accordingly, the FDA’s Center for Veterinary Medicine only regulates those animal supplements that fall within the FDA’s definition of an animal drug, animal food or animal feed additive. The Federal Food Drug and Cosmetic Act defines food as “articles used for food or drink for man or other animals and articles used as components of any such article.” Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal’s feed or water as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food nor are they added to any animal’s drinking water. Therefore, our non-prescription products do not fall within the definition of a food or feed additive. In light of the pronouncement by the FDA that the DSHEA was not intended to apply to animals, the FDA seeks to regulate such supplements as food or food additives depending on the intended use of the product. The intended use is demonstrated by how the article is included in a food, or added to the animals’ intake (i.e., through its drinking water). If the intended use of the product does not fall within the proscribed use making the product a food, it cannot be regulated as a food. There is no intent to make our non-prescription products a component of an animal food, either directly or indirectly. A feed additive is a product that is added to a feed for any reason including the top dressing of an already prepared feed. Some additives, such as certain forage, are deemed to be Generally Recognized as Safe, or GRAS, and therefore, not subject to a feed Additive Petition approval prior to use. However, the substances deemed GRAS are generally those that are recognized as providing nutrients as a food does. We do not believe that our non-prescription products fit within this framework either. Finally, a new animal drug refers to drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in animals. Our non-prescription Neonorm Foal and Neonorm Calf products are not intended to diagnose, cure, mitigate, treat or prevent disease and therefore, do not fit within the definition of an animal drug. Additionally, because a previously marketed human formulation of the botanical extract in our non-prescription products was regulated as a human dietary supplement subject to the DSHEA (and not regulated as a drug by the FDA), we do not believe that the FDA would regulate the animal formulation used in our non-prescription products in a different manner. We do not believe that our non-prescription products fit the definition of an animal drug, food or food additive and therefore are not regulated by the FDA at this time.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “JAGX”. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement and the minimum bid price requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

On January 23, 2023, we effected a 1-for-75 reverse stock split of our outstanding voting common stock. All share amounts and warrant or option exercise prices contained in this report reflect that adjustment. Additionally, in 2020, the SEC approved a Nasdaq rule change to expedite delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this new Nasdaq rule.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.

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

We have experienced and may continue to experience significant volatility in the price of our common stock. From January 29, 2021 through January 20, 2023, the share price of our common stock ranged from a high of $711.00 to a low of $6.00. The reason for the volatility in our stock is not well understood and may continue. Factors that may have contributed to such volatility include, but are not limited to, those discussed previously in this “Risk Factors” section of this report and others, such as:

●	delays in the commercialization of Mytesi, Canalevia-CA1, or our other current or future prescription drug product candidates and non-prescription products;

●	any delays in, or suspension or failure of, our current and future studies;

●	announcements of regulatory approval or disapproval of any of our current or future product candidates or of regulatory actions affecting our company or our industry;

●	manufacturing and supply issues that affect product candidate or product supply for our studies or commercialization efforts;

●	quarterly variations in our results of operations or those of our competitors;

●	changes in our earnings estimates or recommendations by securities analysts;

●	the payment of licensing fees or royalties in shares of our common stock;

●	announcements by us or our competitors of new prescription drug products or product candidates or non-prescription products, significant contracts, commercial relationships, acquisitions or capital commitments;

●	announcements relating to future development or license agreements including termination of such agreements;

●	adverse developments with respect to our intellectual property rights or those of our principal collaborators;

●	commencement of litigation involving us or our competitors;

●	any major changes in our board of directors or management;

●	new legislation in the United States relating to the prescription, sale, distribution or pricing of gastrointestinal health products;

●	product liability claims, other litigation or public concern about the safety of our prescription drug product or product candidates and non-prescription products or any such future products;

●	market conditions in the human or animal industry, in general, or in the gastrointestinal health sector, in particular, including performance of our competitors;

●	future issuances of shares of common stock or other securities;

●	uncertainties related to COVID-19;

●	general economic conditions in the United States and abroad; and

●	market speculation regarding

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

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who do cover us downgrade or provide a negative outlook on our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analyst’s ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

You may be diluted by conversions of outstanding shares of non-voting common stock, exercises of outstanding options and warrants and issuances of securities pursuant to our ATM Agreement.

As of December 31, 2022 we had (i) outstanding options to purchase an aggregate of 26,606 shares of our common stock at a weighted average exercise price of $785.05 per share, (ii) outstanding options to purchase an aggregate of 1,552 shares of our common stock issuable upon exercise of outstanding inducement options, with a weighted-average exercise price of $345.85 per share, (iii) 7,508 shares of our common stock issuable upon exercise of warrants outstanding, with weighted-average exercise price of $538.5, (iv) 44,889 shares of our common stock issuable upon vesting of outstanding RSUs, (v) 37,237 shares of our common stock issuable to third parties upon exercise of those shares, and (vi) 9 shares of our non-voting common stock issuable at an equivalent share of voting common stock. The exercise of such options, warrants, vesting of RSUs, and conversion of the non-voting common stock will result in further dilution of your investment.

In addition, you may experience further dilution if we issue common stock in the future, including common stock issued pursuant to our existing At The Market Offering Agreement (the “ATM Agreement”). Pursuant to the ATM Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), we may offer and sell up to $75.0 million of our common stock from time to time through Ladenburg as our sales agent. During the year ended December 31, 2022, we sold 923,164 shares of common stock pursuant to the ATM Agreement for net proceeds of $20.5 million.

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

Holders

As of March 24, 2023, there were approximately 18 stockholders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any RSUs.

Dividend Policy

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Recent Sales of Unregistered Securities

On September 1, 2022, the Company entered into an agreement, dated September 1, 2022, with Corporate Profile LLC, pursuant to which the Company agreed to issue 560 shares of the Company’s common stock to Corporate Profile LLC as partial consideration for investor relations services, which shares are issuable in three tranches: 160 shares were issued on September 26, 2022, 200 shares were issued on December 1, 2022 and 200 shares will be issued on April 1, 2023.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar Health's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human pharmaceuticals from plants harvested responsibly from rainforest areas. Our crofelemer drug product candidate is the subject of the OnTarget study, an ongoing pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. As announced, patient enrollment in OnTarget reached approximately 75% in February 2023, and target trial enrollment of 256 patients is expected to complete in the second quarter of 2023. Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021 that focuses on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and/or congenital diarrheal disorders (“CDD”). Jaguar Animal Health is a tradename of Jaguar Health.

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

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

Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the U.S. Food and Drug Administration (“FDA”) for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. The Company’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

Crofelemer was granted ODD by the U.S. FDA in February 2023 for microvillus inclusion disease (“MVID”), a rare CDD condition, and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for SBS by the EMA in December 2021 and by the FDA in August 2017. The Company is currently supporting investigator-initiated proof-of-concept (“POC”) studies of crofelemer in patients with SBS with intestinal failure or CDD, focused on obtaining POC of reduction of requirements of parenteral support including parenteral nutrition and/or intravenous fluids, throughout 2023. In accordance with the guidelines of specific European Union countries, publications of POC data from these trials could support early patient access to crofelemer for SBS with intestinal failure or CDD in 2023 through programs in Europe. Early access programs are revenue generating, and reimbursable for participating patients.

Napo Therapeutics is initiating efforts to commence clinical development of crofelemer in SBS patients in support of the company’s key focus on leveraging the EMA’s accelerated conditional marketing authorization pathway in Europe for these rare diseases. SBS affects approximately 10,000 to 20,000 people in the U.S., according to the Crohn's & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size. Despite limited treatment options, the global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports.

Most of the activities of the Company are focused on the development and/or commercialization of Mytesi, including the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy, and our prioritized clinical program centered around the approved investigator-initiated POC trial of crofelemer for SBS and CDD. Napo’s pivotal OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (“CTD”) was initiated in October 2020 and is ongoing.

In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class gastrointestinal products for dogs, dairy calves and foals.

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug which has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Mytesi is in development for multiple possible follow-on indications, including prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in diarrhea-predominant irritable bowel syndrome (“IBS-D”) and idiopathic/functional diarrhea.

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for infants and/or children with SBS and/or CDD, such as MVID.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera.

In January 2023, Jaguar and Filament Health (“Filament”), with funding from One Small Planet, formed the U.S.-based joint venture Magdalena Biosciences, Inc. (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders, and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This new venture aligns with Jaguar's mental health Entheogen Therapeutics Initiative (“ETI”) and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD.

In December 2021 we received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets), our oral plant-based prescription drug and the only available veterinary drug for the treatment of chemotherapy-induced diarrhea (“CID”) in dogs, and Canalevia-CA1 is now available to multiple leading veterinary distributors in the U.S. Canalevia-CA1 is a tablet that is given orally and can be prescribed for home treatment of CID. Canalevia-CA1 is conditionally approved by the FDA under application number 141-552. Conditional approval allows for commercialization of the product while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a "small number" threshold for minor use in each of the seven major species covered by the MUMS act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over the course of a year and still have the use qualify as a minor use.

We believe Jaguar is poised to realize a number of synergistic, value adding benefits—an expanded pipeline of potential blockbuster human follow-on indications of crofelemer, and a second-generation anti-secretory agent—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several of the drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and proof of concept evidence from human clinical trials.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net losses and comprehensive losses were $49.1 million and $52.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had total stockholders' deficit of $1.4 million, an accumulated deficit of $266.9 million, an accumulated other comprehensive loss of $680,000 and cash of $5.5 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish active pharmaceutical ingredient (“API”) manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefit expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not currently have any marketing or promotional expenses related to Canalevia-CA1, Neonorm Calf or Neonorm Foal for the years ended December 31, 2022 and 2021.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
Product revenue	$11,956	$4,335	$7,621	175.8%
Operating Expenses
Cost of product revenue	2,019	2,333	(314)	(13.5)%
Research and development	17,647	15,079	2,568	17.0%
Sales and marketing	8,837	8,894	(57)	(0.6)%
General and administrative	17,868	17,103	765	4.5%
Series 3 warrants inducement expense	—	1,462	(1,462)	(100.0)%
ELOC warrants inducement expense	—	172	(172)	(100.0)%
Total operating expenses	46,371	45,043	1,328	2.9%
Loss from operations	(34,415)	(40,708)	6,293	(15.5)%
Interest expense	(12,723)	(8,421)	(4,302)	51.1%
Loss on extinguishment of debt	(2,187)	(753)	(1,434)	190.4%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(20)	(1,953)	1,933	(99.0)%
Other income (expense)	950	(765)	1,715	(224.2)%
Loss before income tax	(48,395)	(52,600)	4,205	(8.0)%
Income tax expense	—	—	—	100.0%
Net loss	(48,395)	(52,600)	4,205	(8.0)%
Net loss attributable to noncontrolling interest	(941)	(5)	(936)	18,720%
Net loss attributable to common stockholders	$(47,454)	$(52,595)	$5,141	(9.8)%

Revenue

Product revenue

We transitioned from selling to the wholesalers that resell the product to retail pharmacies to the closed Specialty Pharmacy distribution networks throughout the year 2021 and we fully transitioned in the fourth quarter of the same year. The transition caused a one-time inventory draw-down of Mytesi across our third-party logistics warehouse, wholesalers, distributors, and retail stores. This significantly contributed to the decrease of $853,000 of Mytesi gross revenue and $1.5 million of wholesaler fees for the year 2022 compared to 2021.

Sales discounts were $1.2 million and $6.3 million for the years ended December 31, 2022, and 2021, respectively, a decrease of $5.1 million. In line with our switch to the closed Specialty Pharmacy distribution network. No wholesaler fees were recognized for the year ended December 31, 2022.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.8 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $1.6 million primarily due to the WAC increase implemented by the Company which resulted in higher government rebates from Medicaid, ADAP, public health services programs.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
Gross product sales
Mytesi	$14,804	$15,657	$(853)	(5.4)%
Canalevia	167	—	167	100.0%
Neonorm	48	62	(14)	(22.6)%
Total gross product sales	15,019	15,719	(700)	(4.5)%
Medicaid rebates	(1,836)	(3,484)	1,648	(47.3)%
Sales discounts	(1,182)	(6,268)	5,086	(81.1)%
Sales returns	(45)	(104)	59	(56.7)%
Wholesaler fee	—	(1,528)	1,528	(100.0)%
Net product sales	$11,956	$4,335	$7,621	175.8%

Our gross product revenues were $15.0 million and $15.7 million for the years ended December 31, 2022 and 2021, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal, and our new animal drug Canalevia that is designed for dogs released only this 2022 amounting to $167,000. The majority of the decrease were contributed from the decrease of $853,000 of Mytesi gross revenue for the year 2022 compared to 2021. Although Mytesi gross product sales decreased, net product sales increased by $7.6 million for the year 2022 compared to 2021 largely due to the transition from selling to the wholesalers to the closed Specialty Pharmacy distribution networks.

Our Neonorm product revenues were $48,000 and $62,000 for the years ended December 31, 2022 and 2021, respectively. Sales and marketing expenses for Neonorm products are not significant during 2022 compared to 2021.

Cost of Product Revenue

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
Cost of Product Revenue
Material cost	$1,011	$998	$13	1.3%
Direct labor	755	996	(241)	(24.2)%
Royalties	54	—	54	100.0%
Distribution fees	15	199	(184)	(92.5)%
Other	184	140	44	31.4%
Total	$2,019	$2,333	$(314)	(13.5)%

The change in cost of product revenue of $314,000 for the year ended December 31, 2022 compared to 2021 was primarily due to:

●	Direct labor decreased $241,000 from $996,000 for the year ended December 31, 2021 to $755,000 in 2022, due to decreased resources in manufacturing.
●	Distribution fees decreased $184,000 from $199,000 for the year ended December 31, 2021, to $15,000 in 2022 anticipated as cost savings in line with our transition from Title model to Specialty Pharmacy distribution network.

●	Royalties increased $54,000 from a zero balance for the year ended December 31, 2021.
●	Other costs increased $44,000 from $140,000 for the year ended December 31, 2021 to $184,000 in 2022 mainly consisting of $118,000 less in write-offs of non-conforming inventory, and an increase in equipment maintenance of $9,000 in 2022.

Research and Development Expense

The following table presents the components of research and development (“R&D”) expense for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$8,326	$6,257	$2,069	33.1%
Personnel and related benefits	5,543	3,954	1,589	40.2%
Stock-based compensation	1,263	1,319	(56)	(4.2)%
Materials expense and tree planting	309	361	(52)	(14.4)%
Travel, other expenses	122	40	82	205.0%
Other	2,084	3,148	(1,064)	(33.8)%
Total	$17,647	$15,079	$2,568	17.0%

The change in R&D expense of $2.6 million for the year ended December 31, 2022 compared to 2021 was primarily due to:

●	Clinical and contract manufacturing expenses increased $2.1 million from $6.3 million for the year ended December 31, 2021, to $8.3 million in 2022 largely due to increased clinical trial activities related to the start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/NP-300 research expenses.
●	Personnel and related benefits increased $1.6 million for the year ended December 31, 2022, from $4.0 million in 2021 to $5.5 million in 2022 largely from the additional headcount.
●	Other expenses decreased $1.1 million from $3.1 million for the year ended December 31, 2021, to $2.1 million in 2022 mainly due to decreased consulting fees.

Sales and Marketing Expense

The following table presents the components of sales and marketing (“S&M”) expense for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
Sales and Marketing:
Direct marketing fees and expense	$3,596	$3,415	$181	5.3%
Personnel and related benefits	3,415	3,916	(501)	(12.8)%
Stock-based compensation	267	319	(52)	(16.3)%
Other	1,559	1,244	315	25.3%
Total	$8,837	$8,894	$(57)	(0.6)%

The change in S&M expense of $57,000 for the year ended December 31, 2022 compared to 2021 was primarily due to:

●	Personnel and related benefits decreased $501,000 from $3.9 million for the year ended December 31, 2021 to $3.4 million in 2022 due to reduction in resources in Commercial Operations and Sales.
●	Direct marketing fees and expense increased $181,000 from $3.4 million for the year ended December 31, 2021 to $3.6 million in 2022 due to an increase in marketing programs for Mytesi related to the expanding market access through Specialty Pharmacy channels.
●	Other expenses increased $315,000 from $1.2 million for the year ended December 31, 2021 to $1.6 million in 2022 largely due to additional marketing consulting costs.

General and Administrative Expense

The following table presents the components of general and administrative (“G&A”) expense for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2022	2021	Variance	Variance %
General and Administrative:
Personnel and related benefits	$5,582	$3,390	$2,192	64.7%
Public company expense	2,692	2,270	422	18.6%
Stock-based compensation	1,788	2,336	(548)	(23.5)%
Legal services	1,225	2,303	(1,078)	(46.8)%
Third-party consulting services	507	859	(352)	(41.0)
Audit, tax and accounting services	454	982	(528)	(53.8)%
Rent and lease expense	629	282	347	123.0%
Travel, other expenses	378	197	181	91.9%
Other	4,613	4,484	129	2.9%
Total	$17,868	$17,103	$765	4.5%

The change in G&A expenses of $765,000 for the year ended December 31, 2022 compared to 2021 was due primarily to:

●	Personnel and related benefits increased $2.2 million from $3.4 million for the year ended December 31, 2021 to $5.6 million in 2022 due to increased number of hires for the year.

●	Legal services decreased $1.1 million from $2.3 million for the year ended December 31, 2021 to $1.2 million in 2022 primarily due to a decrease in fees related to legal proceedings and other regulatory filings.
●	Stock-based compensation expense decreased $548,000 from $2.3 million for the year ended December 31, 2021 to $1.8 million in 2022 primarily due to lower expense incurred for options granted with immediate vesting to existing employees.
●	Audit, tax and accounting services fees decreased $528,000 from $982,000 for the year ended December 31, 2021 to $454,000 in 2022, mostly due to the decreased audit fees related to complex debt and equity transactions.
●	Public company expenses increased $422,000 from $2.3 million for the year ended December 31, 2021 to $2.7 million in 2022 largely attributable to the investor relations and communications consulting expenses, and expenses for the annual stockholder meeting.
●	Third-party consulting services decreased $352,000 from $859,000 for the year ended December 31, 2021 to $507,000 in 2022, mostly due to the decrease in outsourced legal and accounting transactions.
●	Rent and lease expense increased $347,000 from $282,000 for the year ended December 31, 2021 to $629,000 in 2022 as a result of the transfer to a higher-cost facility and the occupancy of more space, including office space in Italy.
●	Travel, other expenses increased $181,000 from $197,000 for the year ended December 31, 2021 to $378,000 in 2022 due to other corporate and investor relations activities.
●	Other general and administrative expenses increased $129,000 from $4.5 million for the year ended December 31, 2021 to $4.6 million in 2022 largely due to increase recruitment and insurance expense in 2022.

Series 3 Warrants Inducement Expense

In January 2021, the Company issued 135,416 Series 3 Warrants to a certain investor for the exercise of 135,416 Bridge Note Warrants in accordance with the May 2020 Modification of the 2019 Bridge Note Warrants and Inducement Offer. These Series 3 Warrants were valued at $1.5 million using the Black-Scholes-Merton option pricing model on the issuance date. In 2022, the value of Series 3 Warrants Inducement Expense is zero.

ELOC Warrants Inducement Expense

In April 2021, in consideration for Oasis Capital’s entry into the amendment to the March 2020 Equity Line of Credit, the Company issued Oasis Capital a common stock purchase warrant exercisable for 444 shares of common stock with an exercise price per share equal to $420.75 on the date of the amendment. These warrants were valued at $172,000 on the issuance date. In 2022, the value of ELOC Warrants Inducement Expense is zero.

Interest Expense, net

Interest expense increased $4.3 million from $8.4 million for the year ended December 31, 2021 to $12.7 million in 2022 primarily due to additional interest expense incurred on royalty interest agreements primarily as result of the change in the timing of payments due to exchanges and a new royalty interest purchase agreement.

Loss on Extinguishment of Debt

The loss on extinguishment of debt increased $1.4 million from $753,000 for the year ended December 31, 2021 to $2.2 million in 2022 due to the extinguishment loss from the exchange of the outstanding balance of Iliad’s royalty agreements for shares of the Company’s common stock.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instruments increased $1.9 million from a loss of $2.0 million for the year ended December 31, 2021, to a loss of $21,000 in 2022 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Other income (expenses)

Other income (expenses) increased $1.7 million from $765,000 other expense for the year ended December 31, 2021 to $950,000 other income in 2022 due to write-off of extinguished liabilities as a result of legal release and reversal of long outstanding accruals with reasonable uncertainty to not be incurred.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2022 and 2021, we had net losses and comprehensive losses of $49.1 million and $52.6 million, respectively, and we expect to incur additional losses in the near-term future. At December 31, 2022, we had an accumulated deficit of $266.9 million and accumulated comprehensive loss of $680,000. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

We had cash of $5.5 million as of December 31, 2022 to fund our operating plan through one year from the issuance of these consolidated financial statements.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, joint ventures, as well as revenue from future product sales, the Company does not believe its current cash balances are sufficient to funds its operating plan through one year from the issuance of these consolidated financial statements. The Company has an immediate need to raise cash. There can be no assurance that additional funding will be available to the Company on acceptable terms, or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute our business plan; accordingly, there is substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities for the year ended December 31, 2022 were generated from the issuance of an aggregate of 923,164 shares of common stock under the ATM Agreement for total net proceeds of $20.5 million.

The Company also raised an additional net proceeds of $17.5 million from the issuance of 10,135,550 shares of common stock under the ATM agreement between January 1, 2023 to March 23, 2023.

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

Cash Flows for Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The following table shows a summary of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Total cash used in operating activities	$(33,104)	$(34,970)
Total cash used in investing activities	(1,675)	(6)
Total cash provided by financing activities	23,181	43,937
Effects of foreign exchange rate changes on assets and liabilities	16	—
Net (decrease) increase in cash	$(11,582)	$8,961

Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities of $33.1 million resulted from our net loss and comprehensive loss of $49.1 million adjusted by amortization of debt issuance costs, debt discount, and non-cash interest expense of $11.8 million, stock-based compensation of $3.3 million, loss on extinguishment of debt of $2.2 million, depreciation and amortization expenses of $2.0 million, shares issued in exchange for services of $823,000, amortization of operating lease right-of-use assets of $311,000, change in fair value of financial instruments and hybrid instruments designated at FVO of $21,000, and net changes in operating assets and liabilities of $4.4 million.

During the year ended December 31, 2021, net cash used in operating activities of $35.0 million resulted from our net loss and comprehensive loss of $52.6 million adjusted by amortization of debt discounts, debt issuance costs, and non-cash interest expense of $5.2 million, stock-based compensation of $4.0 million, change in fair value of financial instruments and hybrid instruments designated at FVO of $2.0 million, depreciation and amortization expenses of $1.7 million, Series 3 and ELOC warrants inducement expense of $1.6 million, a loss on extinguishment of debt of $753,000, amortization of operating lease right-of-use assets of $94,000, derecognition of debt discount on settlement of receivables of secured borrowing of $49,000, shares issued in exchange for services of $16,000, and net changes in operating assets and liabilities of $2.3 million.

Cash Used in Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $1.7 million which consisted of cash used in software development activities of $1.6 million and cash used to purchase property and equipment of $77,000.

During the year ended December 31, 2021, cash used in investing activities was $6,000 which consisted of cash used to purchase property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities of $23.2 million consisted of $20.5 million in net proceeds from shares issued in an At the Market offering, $4.0 million in net proceeds from notes payable with Streeterville, offset by $1.2 million repayment of insurance financing and $100,000 payment of Tempesta Note.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Health, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Jaguar Health, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jaguar Health, Inc., and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Impairment of Intangible Assets, Net—Refer to Note 2 and Note 6 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Company had intangible assets, net, of $22.4 million. Intangible assets are evaluated based on the asset group based on product as well as being evaluated between definite-lived and indefinite-lived intangible assets for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the asset may be impaired. For finite-lived intangibles assets the impairment is based on recoverability. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. An indefinite-lived intangible asset is considered impaired if the carrying amount exceeds the fair value of the asset group. The fair value of the asset group was determined using the income approach. The Company did not recognize an impairment loss in the financial statements for the year ended December 31, 2022.

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

Larkspur, California

March 24, 2023

PCAOB ID Number 587

JAGUAR HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash	$5,469	$17,051
Accounts receivable	1,879	1,709
Other receivable	588	435
Inventory	7,024	4,900
Prepaid expenses and other current assets	7,361	4,339
Total current assets	22,321	28,434
Property and equipment, net	557	650
Operating lease - right-of-use asset	1,140	1,084
Intangible assets, net	22,439	22,651
Other assets	995	446
Total assets	$47,452	$53,265

Liabilities and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,808	$4,929
Accrued liabilities	8,165	7,117
Warrant liability	—	1
Operating lease liability, current	483	240
Notes payable, current	15,883	3,184
Total current liabilities	30,339	15,471
Operating lease liability, net of current portion	725	919
Notes payable, net of discount, net of current portion (includes hybrid instrument designated at Fair Value Option amounting to $7.8 million as of December 31, 2022 and December 31, 2021, respectively)	17,744	25,022
Total liabilities	48,808	41,412

Commitments and contingencies (See Note 5)

Stockholders' equity (deficit)
Series B-2 convertible preferred stock: 10,165 shares authorized at December 31, 2022 and December 31, 2021; zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Series C perpetual preferred stock: 1,011,000 shares authorized at December 31, 2022 and December 31, 2021; zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Series E perpetual preferred stock: 4,475,074 shares authorized at December 31, 2022 and December 31, 2021; zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at December 31, 2022 and December 31, 2021; 2,182,084 and 644,700 issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at December 31, 2022 and December 31, 2021; 2,120,786 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	266,971	231,105
Noncontrolling interest	(699)	242
Accumulated deficit	(266,948)	(219,494)
Accumulated other comprehensive loss	(680)	—
Total Stockholders' equity (deficit)	(1,356)	11,853
Total liabilities and Stockholders' equity (deficit)	$47,452	$53,265

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2022	2021
Product revenue	$11,956	$4,335
Total revenue	11,956	4,335
Operating expenses
Cost of product revenue	2,019	2,333
Research and development	17,647	15,079
Sales and marketing	8,837	8,894
General and administrative	17,868	17,103
Series 3 warrants inducement expense	—	1,462
ELOC warrants inducement expense	—	172
Total operating expenses	46,371	45,043
Loss from operations	(34,415)	(40,708)
Interest expense	(12,723)	(8,421)
Loss on extinguishment of debt	(2,187)	(753)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(20)	(1,953)
Other income (expense)	950	(765)
Loss before income tax	(48,395)	(52,600)
Income tax expense	—	—
Net loss	(48,395)	(52,600)
Net loss attributable to noncontrolling interest	$(941)	$(5)
Net loss attributable to common stockholders	$(47,454)	$(52,595)
Net loss per share, basic and diluted	$(36.18)	$(88.22)
Weighted-average common shares outstanding, basic and diluted	1,311,519	596,154

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2022	2021
Net loss	$(48,395)	$(52,600)
Other comprehensive loss
Translation adjustments	$(680)	$—
Net loss and comprehensive loss	$(49,075)	$(52,600)

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2021	506,765	$—	2,120,786	$—	$184,101	$—	$(166,899)	$—	$17,202
Shares issued on exercise of Series 1, Series 2, and 2019 Bridge Note Warrants	18,447	—	—	—	2,034	—	—	—	2,034
Shares issued in PIPE financing	9,679	—	—	—	1,751	—	—	—	1,751
Shares issued in At the Market offering, net of issuance and offering costs of $465	39,086	—	—	—	8,595	—	—	—	8,595
Shares issued to Iliad in exchange of notes payable and accrued interest	7,843	—	—	—	2,982	—	—	—	2,982
Shares issued to third party for services	75	—	—	—	16	—	—	—	16
Shares issued in registered public offering, net of issuance and offering costs of $2,550	53,711	—	—	—	23,232	—	—	—	23,232
Shares issued in extinguishment of Exchange Note 2	6,283	—	—	—	2,516	—	—	—	2,516
Shares issued on exercise of Series 3 warrants	2,759	—	—	—	1,776	—	—	—	1,776
Shares issued upon exercise of stock options	42	—	—	—	4	—	—	—	4
Shares issued on conversion of Napo merger common shares	10	—	—	—	—	—	—	—	—
Acquisition of a subsidiary	—	—	—	—	—	247	—	—	247
Fractional shares	—	—	—	—	—	—	—	—	—
Warrants issued to Oasis for ELOC amendment, net of offering costs of $48	—	—	—	—	124	—	—	—	124
Stock-based compensation	—	—	—	—	3,974	—	—	—	3,974
Net loss	—	—	—	—	—	(5)	(52,595)	—	(52,600)
Balances as of December 31, 2021	644,700	$—	2,120,786	$—	$231,105	$242	$(219,494)	$—	$11,853

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2022	644,700	$—	2,120,786	$—	$231,105	$242	$(219,494)	$—	$11,853
Shares issued in At the Market offering, net of issuance and offering costs of $103	923,164	—	—	—	20,462	—	—	—	20,462
Shares issued to Streeterville in exchange of notes payable and accrued interest	310,196	—	—	—	5,056	—	—	—	5,056
Shares issued to Iliad in exchange of notes payable and accrued interest	235,461	—	—	—	6,207	—	—	—	6,207
Shares issued to Synworld for services	45,896	—	—	—	800	—	—	—	800
Shares issued to other third party for services	20,151	—	—	—	23	—	—	—	23
Shares issued upon vesting and release of restricted stock units	2,516	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	3,218	—	—	—	3,218
Net loss	—	—	—	—	—	(941)	(47,454)	—	(48,395)
Translation adjustments	—	—	—	—	—	—	—	(680)	(680)
Balances as of December 31, 2022	2,182,084	$—	2,120,786	$—	$266,971	$(699)	$(266,948)	$(680)	$(1,356)

The accompanying notes are an integral part of these consolidated financial statements

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss and comprehensive loss	$(49,075)	$(52,600)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	11,758	5,171
Stock-based compensation, vested and released restricted stock units and exercised stock options	3,318	3,974
Loss on extinguishment of debt	2,187	753
Depreciation and amortization expense	1,981	1,719
Shares issued in exchange for services	823	16
Amortization of operating lease - right-of-use-asset	311	94
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	21	1,953
Series 3 warrants inducement expense	—	1,462
ELOC warrants inducement expense	—	172
Derecognition of debt discount on settlement of receivables secured borrowing	—	49
Changes in assets and liabilities
Accounts receivable	(170)	2,823
Other receivable	(251)	(407)
Inventory	(2,124)	(2,118)
Prepaid expenses and other current assets	(1,560)	(796)
Other assets	(550)	(408)
Accounts payable	902	158
Accrued liabilities	(360)	3,034
Operating lease liability	(315)	(19)
Total cash used in operating activities	(33,104)	(34,970)
Cash flows from investing activity
Purchase of equipment	(77)	(6)
Costs incurred in software development activities	(1,598)	—
Total cash used in investing activity	(1,675)	(6)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $103 and $465 in 2022 and 2021, respectively	20,462	8,595
Proceeds from notes payable with Streeterville	3,975	—
Payment of Tempesta Note	(100)	—
Repayment of insurance financing	(1,156)	(943)
Proceeds from issuance of shares in registered public offering, net of issuance and offering costs of $2,550	—	23,232
Proceeds from issuance of notes payable, net of issuance costs of $50	—	10,975
Proceeds from issuance of shares on conversion of Series 1, Series 2, and 2019 Bridge Note warrants	—	2,034
Proceeds from issuance of shares in PIPE financing	—	1,751
Noncontrolling interest		247
Proceeds from exercise of stock options	—	3
Repayment of receivables secured borrowing	—	(1,822)
Payment of ELOC warrants offering costs	—	(35)
Repayment of notes payable	—	(100)
Total cash provided by financing activities	23,181	43,937
Effects of foreign exchange rate changes on assets and liabilities	16	—
Net (decrease) increase in cash	(11,582)	8,961
Cash at beginning of the year	17,051	8,090
Cash at end of the year	$5,469	$17,051

JAGUAR HEALTH, INC.

STATEMENTS OF CASH FLOWS (continued)

Supplemental schedule of cash flow information
Cash paid for interest	$23	$28
Supplemental schedule of non-cash financing and investing activities
Shares issued to Iliad in exchange of notes payable and accrued interest	$10,472	$—
Insurance financing	$1,056	$1,183
Shares issued to Streeterville in exchange of notes payable and accrued interest	$792	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$365	$1,087
Shares issued on exercise of Series 3 warrants
Shares issued in exchange of partial settlement of royalty interest	$—	$1,776
Lease modification	$—	$91
Offering costs included in accounts payable and accrued liabilities	$—	$13

The accompanying notes are an integral part of these consolidated financial statements.

Jaguar Health, Inc.

Notes to Financial Statements

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”) was founded in San Francisco, California as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

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

On March 15, 2021, Jaguar established Napo EU S.p.A (which changed its name in December 2021 to “Napo Therapeutics”) in Milan, Italy as a subsidiary of Napo. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key orphan target indications: Short bowel syndrome (“SBS”) with intestinal failure and congenital diarrheal disorders (“CDD”).

The Company manages its operations through two segments – human health and animal health and is headquartered in San Francisco, California.

Nasdaq Communication and Compliance

Minimum Stockholders’ Equity Requirement

On February 18, 2022 the Company received a letter from the Staff of Nasdaq indicating that the bid price of the Company’s common stock for the last 30 consecutive business days had again closed below the minimum $1.00 per share required for the continued listing under Nasdaq Listing Rule 5550(a)(2).

On January 23, 2023, the Company effected a one-for-seventy-five reverse split of the Company’ issued and outstanding shares of common stock, par value $0.0001 per share. As a result of the Reverse Split every seventy-five shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

On February 7, 2023, the Company received a letter from the Nasdaq Office of General Counsel notifying that the minimum bid price deficiency had been cured and that the Nasdaq had determined to continue the listing of the Company’s common stock on the Nasdaq stock market.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $266.9 million as of December 31, 2022. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, joint ventures, as well as revenue from future product sales, the Company does not believe its current cash balances are sufficient to funds its operating plan through one year from the issuance of these consolidated financial statements. The Company has an immediate need to raise cash. There can be no assurance that additional funding will be available to the Company on acceptable terms, or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute our business plan; accordingly, there is substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its audited consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), valuation of hybrid instruments designated at fair value option (“FVO”), valuation of warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During the year ended December 31, 2022, the Company’s financial results were not significantly affected by the COVID-19 outbreak. The Company has considered all information available as of the date of issuance of these financial statements and the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. The extent to which the COVID-19 outbreak affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses. The Company estimates an allowance for credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The credit loss allowance was immaterial as of December 31, 2022 and 2021.The corresponding expense for the credit loss allowance is reflected in general and administrative expenses. The credit loss allowance was immaterial as of December 31, 2022 and 2021.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with banks and cash balances are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the years ended December 31, 2022 and 2021, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to distributors whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2022 and 2021, the Company earned Mytesi revenue primarily from three and one major pharmaceutical distributor(s) located in the United States, respectively. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2022	2021
Customer 1	—%	73%
Customer 2	35%	11%
Customer 3	53%	12%

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

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	December 31,
	2022	2021
Customer 1	—%	16%
Customer 2	38%	37%
Customer 3	54%	37%

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-

party contract manufacturer for the supply of API in Mytesi and a single third-party contract manufacturer as well for the supply of finished products for commercialization.

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

Recent Global Events

Macroeconomic conditions, including the war in Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. The greatest impact was a decline in Europe where the impacts of foreign currency exchange rates, the war in Ukraine, and energy inflation were the greatest. The Company’s partially owned subsidiary in Italy, Napo Therapeutics, does not generate any revenue yet for the year ended December 31, 2022. There were no significant changes in the subsidiary’s operations for the year ended December 31, 2022, because of these recent global events.

Silicon Valley Bank (SVB) Failure

On March 2023, SVB, has been closed by regulators after the bank’s announcement of a $1.8 billion securities loss following a deposit outflow and plans to raise $2.25 billion by selling its common and preferred stocks. As a result, venture capital firms urged companies to withdraw their cash and investments from SVB to prevent being possibly caught-up of its failure. After its close, SVB became under the receivership of FDIC. As of December 31, 2022, the Company has no cash deposits nor investments within the bank and does not expect any impact from its cash deposits from its financial institutions.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of December 31, 2022 and 2021.

Prelaunch Inventory

The Company’s policy is to capitalize costs for prelaunch inventories within the drug development phase that evidence that the product’s reasonably likely critical attributes for success are present and feasible, and the key causes of failures are absent based on management’s assumptions.

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

Software Developed for Internal Use

The Company capitalizes the costs of developing software for internal use.  These costs include both purchased software and internally developed software.  Costs of developing software are expensed until technological feasibility has been established.  Thereafter, all costs are capitalized and are carried at the lower of unamortized cost or net realizable value.  Internally developed and purchased software costs are generally amortized over five years.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s had no impairment of long-lived assets for the years ended December 31, 2022 and 2021.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded an impairment of zero for the years ended December 31, 2022 and 2021.

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

The Company recognizes revenue in accordance with the core principle of ASC 606 or when there is a transfer of control of promised goods to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods.

The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

The Company does not adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods and customer payment is one year or less.

The Company has elected to treat shipping and handling activities as fulfillment costs.

Additionally, the Company elected to record revenue net of sales and other similar taxes.

Contracts and Agreements

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

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributors, who then sell the products to the end customers. Since 2021, the Company has entered into two distribution agreements with established distributors to distribute the Company’s animal health products in the United States. The distribution agreements and the related purchase orders together meet the contract existence criteria under ASC 606 10 25 1. The Company sells directly to its customers without the use of an agent.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $11.7 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $167,000 and zero for the years ended December 31, 2022 and 2021, respectively. The Company recognized Neonorm revenues of $48,000 and $62,000 for the years ended December 31, 2022 and 2021, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $10.3 million and $993,000 for the years ended December 31, 2022 and 2021, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the years ended December 31, 2022 and 2021.

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

For the year December 31, 2022, the Company entered into another amendment on the terms of its October 2020 and March 2021 Purchase Agreements (see Note 7).

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

The Company did not modify any equity-classified warrants in the year 2022 and 2021.

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

The Company did not modify any equity-classified preferred stock in the year 2022 and 2021.

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

For certain subsidiaries, translation adjustments resulting from the process of translating the functional currency of subsidiary financial statements into the U.S. Dollar reporting currency. These translation adjustments are reported separately and accumulated in the consolidated balance sheets as a component of accumulated other comprehensive loss.

Comprehensive Loss

The Company follows ASC 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.

For the years ended December 31, 2022 and 2021, the amount of other comprehensive losses from translation adjustments were $680,000 and zero, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For years in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, because their impact would be anti-dilutive to the calculation of net loss per common share. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted the standard on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s audited consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options – a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issue should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted the standard on January 1, 2022. The adoption of this standard did not have a material effect on the Company’s audited consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments are effective for the Company beginning with fiscal year 2023. The impact of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in 2023 and beyond.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$—	$—
Streeterville note	—	—	7,839	7,839
Total fair value	$—	$—	$7,839	$7,839

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$1	$1
Streeterville note	$—	$—	$7,818	$7,818
Total fair value	$—	$—	$7,819	$7,819

The change in the estimated fair value of the Level 3 liability is summarized below:

	Year Ended
	December 31, 2022
(in thousands)	Warrant liability	Streeterville note
Beginning fair value of Level 3 liability	$1	$7,818
Additions	—	—
Exercises	—	—
Change in fair value	(1)	21
Ending fair value of Level 3 liability	$—	$7,839

Warrant Liability

The warrants associated with the Level 3 warrant liability were valued at zero and $1,000, respectively, in the Company’s audited consolidated balance sheet. Warrants as at December 31, 2022 and 2021 were computed using the Black-Scholes-Merton pricing model.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of December 31, 2022 and 2021 amounting to $6.0 million and $7.8 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used as follows:

●	Discount rate for the Streeterville note was determined using a comparison of various effective yields on bonds as of the valuation date.
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”).
●	Weighted probability of cash outflows was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2022	2021	to fair value
Risk Adjusted Discount Rate	11.53%-26.06% (26.06%)	6.78% - 21.31% (21.31%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $364,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $364,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350.0 million ($100.0 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $940,000.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $7.23 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.39%-46.55%	0.35%-46.06%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $692,000.

If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $1.51 million.

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

For the year ended December 31, 2022, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At December 31, 2022
Hybrid Instrument:
Streeterville note	$7,839	$6,221	$1,618

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At December 31, 2021
Hybrid Instrument:
Streeterville note	$7,818	$6,221	$1,597

4. Related Party Transactions

BOD Cash Compensation

The Company makes BOD cash compensation on a quarterly basis based on the Director Compensation Program. For the years ended December 31, 2022, and 2021, the Company paid approximately $241,000 and $124,000 cash compensation to its directors.

5. Commitments and Contingencies

Commitments

Leases

August 31, 2020, the Company entered into an office sublease of approximately 5,263 square feet of office space in San Francisco. The term of the sublease expired on May 31, 2021. The rent sublease is $15,000 per month beginning on October 1, 2020, which includes operating expenses and taxes. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period. Rent expense, included in general and administrative expenses in the consolidated statements of operations, was zero and $75,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were no remaining commitment under the lease.

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

On January 25, 2022, the Company entered into an agreement for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid a deposit of €9,000 or approximately $9,500 to the Lessor.

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

In October 2022, the Company entered into an agreement for the lease of three vehicles for 48 months expiring on September 30, 2026. Total monthly lease payment amounted to €2,094 or approximately $2,200 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease.

In November 2022, the Company entered into an agreement for the lease of two vehicles for 48 months expiring on October 31, 2026. Total monthly lease payment amounted to €1,459 or approximately $1,500 payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease.

The table below provided additional details of the office space lease presented in the consolidated balance sheet:

	December 31,
	2022	2021
(in thousands)
Operating lease - right-of-use asset	$1,140	$1,084

Operating lease liability, current	483	240
Operating lease liability, net of current portion	725	919
Total	$1,208	$1,159

Weighted-average remaining life (years)	2.36	3.21
Weighted-average discount rate	17.89%	21.10%

Lease cost included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021 was approximately $629,000 and $282,000.

For the years ended December 31, 2022 and 2021, cash paid for operating lease liabilities recognized under operating cash flows amounted to $315,000 and $105,260, respectively. Non-cash investing and financing activities for the years ended December 31, 2022 and 2021 include addition to right-of-use asset obtained from new operating liabilities amounting to $365,000 and $1.1 million, respectively, and lease modification amounting to zero and $91,000 respectively.

The following table summarizes the undiscounted cash payment obligations for the operating lease liability:

December 31,
2022
(in thousands)
2023	642
2024	605
2025	160
2026	32
Total undiscounted operating lease payments	1,439
Imputed interest expenses	(231)
Total operating lease liability	1,208
Less: Operating lease liability, current	483
Operating lease liability, net of current portion	$725

Rent and lease expense included in the general and administrative expenses in the audited consolidated statements of operations for the year ended December 31, 2022 and December 31, 2021 was approximately $629,000 and $282,000, respectively.

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the U.S. Food and Drug Administration, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of December 31, 2022, the remaining commitment is 125 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the years ended December 31, 2022 and 2021, the Company paid Integrium $1.9 million and $1.7 million, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, Napo entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, Napo now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, Napo agrees to pay Glenmark 25% of any payment it receives from a third party to whom Napo grants a license or sublicense or with whom Napo partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the years ended December 31, 2022 and 2021, the Company paid Glenmark $2.6 million and $2.0 million, respectively.

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

Contingencies

From time to time, the Company maybe a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of December 31, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

6. Balance Sheet Components

Inventory

Inventory at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
(in thousands)
Raw Material	$2,101	$1,248
Work in Process	3,599	2,760
Finished Goods	1,324	892
Inventory	$7,024	$4,900

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $2.1 million and zero as of December 31, 2022, and 2021 are included in the prepayments and other assets account. As of December 31, 2022, the Company has filed the POC for the lyophilized drug to European FDA and expects approval at the end of the first half of 2023. Upon approval, the prelaunch inventory shall be reclassed as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
(in thousands)
Land	$396	$396
Lab equipment	477	424
Clinical equipment	—	65
Software	63	63
Furniture and fixtures	18	—
Computers and peripherals	7	—
Total property and equipment at cost	961	948
Accumulated depreciation	(404)	(298)
Property and equipment, net	$557	$650

Depreciation and amortization expense was $171,000 and $33,000 for the years ended December 31, 2022 and 2021, respectively.

Intangible assets, net

Intangible assets, net of amortization, at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
(in thousands)
Developed technology	$25,000		$25,000
Accumulated developed technology amortization	(9,028)		(7,361)
Developed technology, net	15,972		17,639
In-process research and development	4,800		4,800
In process research and development, net	4,800		4,800
Trademarks	300		300
Accumulated trademark amortization	(108)		(88)
Trademarks, net	192		212
Internal use software costs - registry	1,236		—
Accumulated internal use software costs amortization	(122)		—
Internal use software costs - registry, net	1,114		—
Patents	361	—	—
Total intangible assets, net	$22,439		$22,651

Amortization expense of finite-lived intangible assets was $1.8 million and $1.7 million for the years ended December 31, 2022 and 2021.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2022:

(in thousands)	Amounts
2023	1,952
2024	1,952
2025	1,952
2026	1,952
Thereafter	9,831
$17,639

Accrued Liabilities

Accrued liabilities at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Accrued interest	$5,489	$3,456
Accrued audit and tax services	575	167
Accrued vacation	310	281
Accrued payroll and commission	263	120
Accrued legal costs	36	414
Accrued local tax	9	285
Accrued payroll tax	1	58
Accrued chargebacks and discounts	—	335
Accrued distributor services fees	—	250
Accrued consulting	—	47
Accrued other	1,482	1,704
Total	$8,165	$7,117

Other accrued liabilities as of December 31, 2022 largely consist of other accrued interests, contract fees and scientific advisory board fees while other accrued liabilities as of December 31, 2021 significantly comprise of contract fees and scientific advisory board fees.

7. Debt

Notes payable at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
(in thousands)
Royalty Interest	$38,931	$37,000
Streeterville Note	7,840	7,818
Insurance Financing	234	335
Tempesta Note	250	350
	47,255	45,503
Less: unamortized discount and debt issuance costs	(13,628)	(17,297)
Note payable, net of discount	$33,627	$28,206
Notes payable - non-current, net	$17,744	$25,022
Notes payable - current, net	$15,883	$3,184

Future maturities of the notes payable as of December 31, 2022 are as follows:

(in thousands)	Amounts
Years ended December 31,
2023	$15,882
2024	23,483
2025	50
2026	—
2027	—
39,415
Less: unamortized discount and debt issuance costs	(13,628)
Total	$25,787

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

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 7,843 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%. As of December 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 74.59%.

On February 11, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $2.4 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 23,117 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 2, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1.1 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 32,333 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 4, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $800,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 26,667 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On March 9, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $700,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 24,667 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

Because the period between the first and last exchanges occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange was used in the application of the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

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

On May 13, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $400,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 15,249 shares of the Company’s common stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On July 25, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $750,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 31,546 shares of the Company’s stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

On November 18, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $715,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 73,333 shares of the Company’s stock. The exchange consisted of Iliad surrendering the partitioned royalty in exchange for the exchange shares.

Although there were exchanges that occurred within the 12-month period prior to the May 13, 2022, July 25, 2022 and November 18, 2022 exchanges, these were previously accounted for as extinguishment and, therefore, cumulative assessment was not anymore performed. The exchange agreements were accounted for as a modification. As of December 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 41.35%.

Interest expense for the years ended December 31, 2022 and 2021 was $3.6 million and $4.2 million, respectively. As of December 31, 2022 and 2021, the carrying value of the debt was $7.3 million and $6.3 million, respectively.

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

The Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount. Under ASC 470-10-35-3, royalty payments to Irving will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%. As of December 31, 2022, the forecasted future revenues changed which resulted to a new discount rate of 29.55%.

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

Interest expense for the years ended December 31, 2022 and 2021 was $3.9 million and $2.9 million, respectively. As of December 31, 2022 and 2021, the carrying value of the debt was $10.0 million and $7.6 million, respectively

March 2021 Purchase Agreement

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

The Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of December 31, 2022, the forecasted future revenues changed which resulted to a new discount of 19.14%.

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

On August 17, 2022, the Company entered into an exchange agreement (the “Royalty Interest Exchange Agreement”) with Streeterville to (i) partition a new royalty interest in the royalty repayment amount of $3.4 million (“Partitioned Royalty”) from the royalty interest of the March 2021 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalty, and (ii) exchange (“Royalty Exchange”) the Partitioned Royalty for 153,333 million shares of the Company’s common stock with a par value of $0.0001 in accordance with the term of the Royalty Interest Exchange Agreement. Under the terms of the Royalty Interest Exchange Agreement, the Royalty Exchange will consist of Streeterville surrendering the Partitioned Royalty in exchange for the shares, free of any restrictive securities legend, and Streeterville shall give no consideration of any kind whatsoever to the Company in connection with the Royalty Interest Exchange Agreement.

On September 30, 2022, the Company entered into an exchange agreement with Streeterville, pursuant to which the parties agreed to partition $2.0 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 156,863 shares of the Company’s common stock. The exchange consisted of Streeterville surrendering the partitioned royalty in exchange for the exchange shares. The exchange was accounted for as a debt modification and resulted to a reduction in the outstanding balance of the royalty interest amounting to $2.0 million. As of December 31, 2022 the forecasted future revenues changed which resulted to a new discount of 53.85%.

Interest expense for the years ended December 31, 2022 and 2021 was $1.9 million and $1.2 million, respectively. As of December 31, 2022 and 2021, the carrying value of the debt was $3.1 million and $5.8 million, respectively.

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

Interest expense for the year ended December 31, 2022 was $1.1 million. As of December 31, 2022, the carrying value of the debt is $4.8 million.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of December 31, 2022, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of December 31, 2022, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of December 31, 2022, no default has occurred.

In connection with the note issuance, the Company has entered into a security agreement with Streeterville, pursuant to which Streeterville will receive a first priority security interest in all existing and future NP-300 technology, and any TDPRV and the sale proceeds therefrom that may be granted to the Company by the FDA in connection with the development of NP-300 for the cholera-related indication. The Company also agreed, with certain exceptions, not to grant any lien on any of the collateral securing the note and not to grant any license under any of the intellectual property relating to such collateral. The grant of security interest has become effective upon the receipt of the Salix Waiver on April 6, 2021 in observance to the requirement of the settlement agreement previously entered by the Company with Salix Pharmaceuticals, Inc.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. At December 31, 2022 and 2021, the fair value was determined to be $7.8 million. For the year ended December 31, 2022, the net increase in the fair value of $20,000 was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the consolidated statements of operations.

Insurance Financing

March 2021 First Insurance Financing

In March 2021, the Company entered into a premium finance agreement for $98,000 with First Insurance Funding (“First Insurance”) representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. The Company granted and assigned First Insurance a first priority lien on and security interest in the financed policies and any additional premium required under the financed policies. Interest expense for the year ended December 31, 2022 was $2,000. The financing balance was zero and $10,000 at December 31, 2022 and 2021.

May 2021 First Insurance Financing

In May 2021, the Company entered into another premium finance agreement for $1.1 million with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $1.4 million with an annual interest rate of 4.15%. The total finance charge was $21,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2022 and 2021 was $6,000 and $13,000, respectively. The financing balance was zero and $326,000 at December 31, 2022 and 2021, respectively.

March 2022 First Insurance Financing

In March 2022, the Company entered into another premium finance agreement for $100,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 4.6%. The total finance charge was $15,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the year ended December 31, 2022 was zero. The financing balance was $9,000 at December 31, 2022.

May 2022 First Insurance Financing

In May 2022, the Company entered into another premium finance agreement for $752,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $941,000 with an annual interest rate of 4.3%. The total finance charge was $15,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the year ended December 31, 2022 was $4,000. The financing balance was $226,000 at December 31, 2022.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between Napo and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 178 shares of the Company’s common stock in exchange for the cessation of all royalty payments by Napo to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semiannual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the years ended December 31, 2022 and 2021 was $10,000 and $10,000, respectively. At December 31, 2022 and 2021, the net carrying value of the Tempesta note was $250,000 and $350,000 respectively.

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

Exchange Note 2

In May 2019, CVP and the Company agreed to exchange two Napo convertible notes for a single CVP Note (“Exchange Note 1”). Per agreement, in consideration of the extension of the maturity date of Exchange Note 1 from December 31, 2019 to December 31, 2021, the Company issued a note (“Exchange Note 2”) with a principal balance of $2.3 million. As of December 31, 2021, the carrying value of Exchange Note 1 was zero.

In September 2020, the Company and CVP also entered into a global amendment agreement, pursuant to which the maturity date of Exchange Note 2 is extended to December 31, 2022. In consideration of CVP’s grant of extension, together with the related fees and other accommodation set forth, principal debt was increased by 5% of the outstanding balance of Exchange Note 2, which was $2.6 million as of the global amendment date. The global amendment requires redemption of Series D Perpetual Preferred Stock prior to payment of principal of Exchange Note 2. The global amendment agreement was accounted for as modification.

Pursuant to the global amendment agreement, the Company issued 842,500 shares of Series D Perpetual Preferred Stock. The Series D Perpetual Preferred shares were redeemable upon the option or discretion of the Company. The Series D Perpetual Preferred stockholders were entitled to receive 8% cumulative stock dividends, to be payable in arrears on a monthly basis for 24 consecutive months. Dividends payable on the Series D perpetual preferred shares shall be payable through the Company’s issuance of Series D Perpetual Preferred share by delivering to each record holder the calculated number of payment-in-kind (“PIK”) dividend shares. The Series D Perpetual Preferred shares were classified as liability and were measured at fair value using the income approach, which considered the weighted probability of discounted cash flows at various scenarios of redemption and perpetual holding of the shares. The Company determined the fair value of $6.4 million at contract inception date with the assistance of an independent valuation service provider to be based on discounted cash flows representing the settlement value of the shares and cumulative dividends issued using an effective borrowing rate of 12% to 15% adjusted for counterparty and a maturity date of September 30, 2021. In consideration of the global amendment agreement, no principal payment shall be made to the Exchange Note 2 until the redemption of Series D Perpetual Preferred shares. Due to the restrictive nature of the timing of cash outflows in response to the settlement of the Exchange Note 2, Series D Perpetual Preferred shares were implicitly deemed to be mandatorily redeemable upon the ultimate settlement of the outstanding balance of Exchange Note 2. The shares were redeemable at $8.00 per share on or before December 31, 2024, the date in which contractual cash outflows of the Exchange Note 2 require the entire settlement or redemption of the Series D Perpetual Preferred shares. In December 2020, the Company entered into a series of exchange agreements with a stockholder pursuant to which the Company agreed to issue a total of 70,622 shares of common stock in exchange for redeeming 859,348 shares of Series D Perpetual Preferred Stock. The series of exchanges was accounted for as an extinguishment which resulted to a loss amounting to $1.3 million. This is included in loss on extinguishment of debt and conversion of Series D Perpetual Preferred Stock on the statement of operations as of December 31, 2021. As of December 31, 2022 and 2021, there were no Series D Perpetual Preferred shares outstanding.

In December 2020, the Company and CVP entered into a note exchange agreement to which the Company made a prepayment of principal amounting to $1.0 million, in lieu of making cash payments to CVP on Exchange Note 2, by issuing 5,556 shares of the Company’s common stock to CVP on December 31, 2021. The exchange agreement was accounted for as a modification.

In January 2021, the Company and CVP entered into another note exchange agreement to which the Company made a prepayment of the remaining outstanding balance of Exchange Note 2 amounting to $1.8 million, in lieu of making cash payments to CVP by issuing 6,283 shares of the Company’s common stock to CVP on January 4, 2021. The exchange was accounted for as debt extinguishment which resulted in a loss of $753,000.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Warrants outstanding, beginning balance	7,513	32,024
Issuances	—	2,250
Exercises	—	(26,761)
Expirations and cancelations	(8)	—
Warrants outstanding, ending balance	7,505	7,513

As of December 31, 2022 and 2021, the Company’s outstanding warrants have an exercise price ranging from $1.47 to $157.5 per common share and generally expires prior to December 31, 2024.

9. Preferred Stock

At December 31, 2022 and 2021, preferred stock consisted of the following:

				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	—
E	4,475,074	—	—	—
Total	5,496,239	—	$—

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

The preferred stock has been classified as permanent stockholders' equity in accordance with authoritative guidance for the classification and measurement of perpetual shares without mandatory redemption period because the redemption option was ultimately in the control of the Company. There were no series C Preferred Shares outstanding at December 31, 2022 and 2021.

Series E Preferred Stock

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

10. Stockholders’ Equity

As of December 31, 2022 and 2021, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding	26,533	31,221
Inducement options issued and outstanding	1,546	2,065
Options available for grant under stock option plans	122,978	8,417
Restricted stock unit awards issued and outstanding	44,865	6,499
Warrants issued and outstanding	7,505	7,513
Total	203,427	55,715

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

Reverse Stock-Split

On September 3, 2021, the Company filed an amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-3 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective September 8, 2021. Upon effectivity, every three shares of the Company’s issued and outstanding common stock immediately prior to the effective time shall automatically be reclassified into one share of common stock without any change in the par value.

On January 20, 2023, the Company approved another amendment to the Company’s Third Amendment and Restated Certificate of Incorporation to effect a 1-for-75 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective January 23, 2023. Upon effectivity, every seventy-five shares of the Company’s issued outstanding common stock immediately prior to the effective time shall automatically be reclassified into one share of common stock without any change in the par value.

The reverse stock splits reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock.

March 2020 ELOC (Equity Line of Credit)

In March 2020, the Company entered into an equity purchase agreement (the “March 2020 ELOC”) with Oasis Capital, which provides that Oasis Capital is committed to purchase up to an aggregate of $2.0 million shares of the Company’s common stock over the 36-month term of the March 2020 ELOC.

In April 2020, the Company sold 231 common shares to Oasis for gross proceeds of $23,000. As of December 31, 2022 and 2021, the Company had not exercised any further put options to require Oasis Capital to purchase common stock under the equity purchase agreement.

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

During January and February 2021, the Company issued an aggregate of 8,931 shares under the October 2020 ATM Agreement for total net proceeds of $5.4 million after commissions and expenses of approximately $311,000. As of December 31, 2022, all shares under the October 2020 ATM Agreement have been issued.

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

As of December 31, 2022, the Company has issued 923,164 shares under the December 2021 ATM Agreement for a total net proceeds of $20.5 million.

Securities Purchase Agreement

On January 13, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering an aggregate of 19,724 shares of common stock at an offering price of $760.50 per share for gross proceeds of approximately $15.0 million before deducting $1.6 million placement agent fee and related offering expenses. The offering closed on January 15, 2021.

On April 29, 2021, the Company entered into another securities purchase agreement, pursuant to which the Company agreed to issue and sell, in a registered public offering through Ladenburg as the placement agent, an aggregate of 33,987 shares of common stock at an offering price of $317.25 per share for gross proceeds of approximately $10.8 million before deducting placement agent fees and related offering expenses of $948,000. The offering closed on May 3, 2022.

Subscription Agreement

On June 1, 2021, the Company entered into a subscription agreement with the SPAC and its sponsor, pursuant to which Dragon SPAC agreed to issue and sell, in a private placement by Dragon SPAC directly to the Company, units of Dragon SPAC, with each unit consisting of one ordinary share of Dragon SPAC and a warrant to purchase a share, for gross proceeds of approximately €8.8 million (corresponding, as at June 1, 2021, to $10.8 million). Dragon SPAC is an Italy special purpose acquisition company formed for the purpose of entering into a business combination with Napo Therapeutics, with the aim of developing the pharmaceutical activities of Dragon SPAC/Napo Therapeutics combined entity in Europe. Each warrant will entitle the holder thereof to purchase one share at an exercise price of €750 per share at any time prior to the earlier of (i) the 10-year anniversary of the consummation of the business combination and (ii) the five-year anniversary of the listing of the combined entity on a public exchange.

On November 3, 2021, Dragon SPAC issued 883,000 ordinary shares, each reserved to the exercise of warrants pursuant to the warrant agreement approved by Dragon SPAC. As a result, Dragon SPAC became a substantially owned subsidiary, at the same time, the related advances were converted to investment at a stand-alone level eliminated at the consolidated level.

September 2021 PIPE Financing

On September 13, 2021, the Company entered into a securities purchase agreement (the “September 2021 PIPE Financing”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement an aggregate of 4,123 unregistered shares of the Company’s common stock for an aggregate purchase price of approximately $776,197 or $188.25 per share.

Noncontrolling Interest

As a result of the merger last November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents minority interest held by an investor in Napo Therapeutics.

For the year ended December 31, 2022, noncontrolling interest decreased by $941,000 due to the share in net loss on Napo Therapeutics’ financial performance.

11. Stock-Based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were 2 option shares outstanding at December 31, 2022 and 2021.

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

On April 13, 2022, the Board of Directors of the Company approved a Registration Statement to register an additional 2,417,660 shares of the Company’s common stock for issuance pursuant to the awards granted under the 2014 Plan.

As of December 31, 2022, there were 26,533 options outstanding and 116,011 options available for grant. As of December 31, 2021, there were 31,740 options outstanding and 8,260 options available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the Inducement Award Plan, reserved 2,222 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan provides for the grant of non-statutory stock options, restricted stock units, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the

Inducement Award Plan are individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On April 13, 2022, the Board of Directors of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 471,833 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 500,000 shares to 971,833 shares.

As of December 31, 2022, there were 1,546 options outstanding and 6,967 options available for grant. As of December 31, 2021, there were 1,546 options outstanding and 157 options available for grant. The Company authorized an additional 151,079 shares for the stock incentive plans.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarized the incentive plan activity for the year ended December 31, 2022 and 2021:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2021	2,652	20,229	5	$950.90	8.71	$364
Additional shares authorized	25,358	—	—	—		—
Options granted	(13,547)	13,547	—	405.45		—
Options exercised	—	(42)	—	100.35		—
Options canceled	448	(448)	—	2,285.32		—
RSUs granted	(6,494)	—	6,494	—		—
RSUs vested and released	—	—	—	—		—
RSUs cancelled	—	—	—	—		—
Outstanding at December 31, 2021	8,417	33,286	6,499	$707.97	8.35	$3
Additional shares authorized	151,079	—	—	—		—
Options granted	(44)	44	—	23.46		—
Options exercised	—	—	—	—		—
Options canceled	5,251	(5,251)	—	418.34		—
RSUs granted	(41,725)	—	41,725	—		—
RSUs vested and released	—	—	(2,516)	—		—
RSUs cancelled	—	—	(843)	—		—
Outstanding at December 31, 2022	122,978	28,079	44,865	$592.73	7.19	$—
Exercisable at December 31, 2022		26,102		$614.51	7.11	$—
Vested and expected to vest at December 31, 2022		27,901		$594.38	7.18	$—

*Fair market value of Jaguar stock on December 31, 2022 was $6.52 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the year ended December 31, 2022 and 2021 were zero and 42, respectively.

The weighted average grant date fair value of stock options granted was $22.04 and $379.66 per share during the years ended December 31, 2022, and 2021, respectively.

The number of options that vested in the years ended December 31, 2022, and 2021 was 7,492 and 9,280, respectively. The grant date weighted average fair value of options that vested in the years ended
December 31, 2022, and 2021 was $304.57 and $336.60, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the years ended December 31, 2022 and 2021, and are included in the consolidated statements of operations as follows:

	Year Ended
	December 31,
(in thousands)	2022	2021
Research and development expense	$1,263	$1,319
Sales and marketing expense	267	319
General and administrative expense	1,788	2,336
Total	$3,318	$3,974

As of December 31, 2022, the Company had $2.7 million of unrecognized stock-based compensation expense for options and RSU’s, which is expected to be recognized over a weighted-average period of 1.70 years.

The fair value of options granted during the years ended December 31, 2022 and 2021, respectively, were calculated using the range of assumptions set forth below:

	Year Ended
	December 31,
	2022	2021
Volatility	164.0%	163.8 - 164.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.2%	0.5 - 1.2%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through December 31, 2022.

12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021
Net loss attributable to common stockholders (basic and diluted)	$(47,454)	$(52,595)
Shares used to compute net loss per common share, basic and diluted	1,311,519	596,154
Net loss per share attributable to common stockholders, basic and diluted	$(36.18)	$(88.22)

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

The following outstanding common stock equivalents have been excluded from diluted net loss per common share for the years ended December 31, 2022 and 2021 because their inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2022	2021
Options issued and outstanding	26,533	31,221
Inducement options issued and outstanding	1,546	2,065
Restricted stock units issued and outstanding	44,865	6,499
Warrants issued and outstanding	7,505	7,513
Total	80,449	47,298

As of March 24, 2023, there were 11,680,245 shares of common stock issued after the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods.

13. Income Taxes

The Company's loss before provision for income taxes during the years ended December 31, 2022 and 2021, was a domestic loss of $42.1 million and $48.0 million, and a foreign loss of $6.3 million and $4.6 million, respectively.

The effective tax rate for 2022 and 2021 was 0%. As a result of the Company's history of net operating losses (“NOL”) and a full valuation allowance against its deferred tax assets, there was minimal current income tax and no deferred income tax provision for the years ended December 31, 2022 and 2021.

The Company’s effective tax during the years ended December 31, 2022 and 2021, differed from the federal statutory rate as follows:

	December 31,
	2022	2021
Statutory rate	(21.0)%	(21.0)%
State taxes	(1.8)%	—%
Intercompany transactions	0.2%	—%
Valuation allowance	18.3%	13.4%
Nondeductible warrant expense	(0.3)%	—%
Book loss on debt extinguishment	1.0%	4.2%
Foreign rate differential	(0.7)%	—%
Other	4.3%	3.4%
Effective tax rate	—%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(In thousands)	2022	2021
Non-current deferred tax assets:
Net operating losses	$24,773	$21,153
Tax credits	241	241
Stock compensation	3,042	2,161
Other	1,006	450
	29,062	24,005
Valuation allowance	(28,454)	(19,865)
Net non-current deferred tax assets	608	4,140
Non-current deferred tax liabilities:
Other	(566)	(678)
Property and equipment	(42)	(3,462)
Net non-current deferred tax liability	(608)	(4,140)
Net non-current deferred tax asset (liability)	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2022 and 2021, due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

The valuation allowance increased by $8.6 million during the year ended December 31, 2022.

As of December 31, 2022, the Company had federal and California NOL carryovers of approximately $96.7 million and $29.4 million, respectively. Of the federal NOL, $20.7 million will begin to expire in 2034 and $114.4 million will carryforward indefinitely. The California NOL will begin to expire in 2033.

As of December 31, 2022, the Company had California research credit carryovers of approximately $382,000. The California research credits carry forward indefinitely. The Company had no Federal research credit carryovers.

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

Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) authorizes more than $2.0 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The CARES Act does not have a material impact on the Company’s financial results for the year ended December 31, 2022 and 2021.

The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act does not have a material impact on the Company’s financial results for the year ended December 31, 2022 and 2021.

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

As of December 31, 2022, all unrecognized tax benefits were offset against deferred tax assets which are subject to a full valuation allowance, and if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2022 or 2021.

The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	December 31,
(In thousands)	2022	2021
Gross Unrecognized Tax Benefit--Beginning Balance	$77	$77
Increases Related to Tax Positions from Prior Years	—	—
Increases Related to Tax Positions Taken During the Current Year	—	—
Gross Unrecognized Tax Benefit--Ending Balance	$77	$77

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

The Company’s reportable segments sales and net income consisted of:

	Year Ended
	December 31,
(in thousands)	2022	2021
Revenue from external customers
Human Health	$11,741	$4,273
Animal Health	215	62
Consolidated Totals	$11,956	$4,335

Segment net loss
Human Health	$(18,278)	$(24,276)
Animal Health	(30,117)	(28,324)
Consolidated Totals	$(48,395)	$(52,600)

The Company’s reportable segments assets consisted of the following:

	December 31,
(in thousands)	2022	2021

Segment assets
Human Health	$40,898	$42,250
Animal Health	128,607	115,580
Total	$169,505	$157,830

The reconciliation of segments assets to the consolidated assets is as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Total assets for reportable segments	$169,505	$157,830
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(92,821)	(75,333)
Consolidated Totals	$47,452	$53,265

15. Subsequent Events

December 2021 ATM Agreement

Subsequent to December 31, 2022, the Company has issued an additional 10,135,550 shares under the December 2021 ATM Agreement with a total net proceeds of $17.5 million.

Formation of Joint Venture Magdalena Biosciences, Inc.

In January 2023, Jaguar and Filament Health (“Filament”), with Funding from One Small Planet, formed the U.S.-based joint venture Magdalena Biosciences, Inc. (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders, and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This new venture aligns with Jaguar's mental health Entheogen Therapeutics Initiative (“ETI”) and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD.

December 2020 Royalty Interest Exchange Agreement

On February 8, 2023, the Company entered into an exchange agreement (the “December 2020 Royalty Interest Exchange Agreement”) with Irving to (i) partition a new royalty interest in the royalty repayment amount of $675,000 (“Partitioned Royalty”) from the royalty interest of the December 2020 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalty, and (ii) exchange (“Royalty Exchange”) the Partitioned Royalty for 150,000 shares of the Company’s common stock with a par value of $0.0001 in accordance with term of the December 2020 Royalty Interest Exchange Agreement. Under the terms of the December 2020 Royalty Interest Exchange Agreement, the

Royalty Exchange will consist of Irving surrendering the Partitioned Royalty in exchange for the shares, free of any restrictive securities legend, and Irving shall give no consideration of any kind whatsoever to the Company in connection with the December 2020 Royalty Interest Exchange Agreement.

October 2020 Royalty Interest Exchange Agreements

On March 17 and 23, 2023, the Company entered into exchange agreements (the “October 2020 Royalty Interest Exchange Agreements”) with Iliad to (i) partition new royalty interests in the royalty repayment amounts of $992,000 and $227,000, respectively (“Partitioned Royalties”) from the royalty interest of the October 2020 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalties, and (ii) exchange (“Royalty Exchanges”) the Partitioned Royalties for 1,090,000 and 280,005 shares, respectively of the Company’s common stock with a par value of $0.0001 in accordance with term of the October 2020 Royalty Interest Exchange Agreements. Under the terms of the October 2020 Royalty Interest Exchange Agreements, the Royalty Exchanges will consist of Iliad surrendering the Partitioned Royalties in exchange for the shares, free of any restrictive securities legend, and Iliad shall give no consideration of any kind whatsoever to the Company in connection with the October 2020 Royalty Interest Exchange Agreements.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 5, 2023, the Company received notice from the Listing Qualifications Staff (“Staff”) of Nasdaq indicating that, because the bid price for the Company’s voting common stock, par value $0.0001 per share had closed below $0.10 per share for the preceding ten consecutive trading days, in contravention of Nasdaq Listing Rule 5810(3)(A)(iii) (the “$0.10 Rule”), the Company’s securities were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s decision. The Company intends to timely request a hearing before the Panel, which request will stay any further delisting action by Nasdaq at least pending the Company’s hearing and the expiration of any extension that the Panel may grant to the Company following such hearing. There are no assurances that a stay will be granted or that a favorable decision will be obtained.

Nasdaq previously granted the Company a 180-calendar grace period to regain compliance with the minimum $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) through February 13, 2023.

At the Special Meeting of Stockholders of the Company held on January 20, 2023, the Company received stockholder approval for the implementation of a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio of not less than 1-for-3 and not greater than 1-for-75 to regain compliance with the Bid Price rule.

The Company believes that, after taking into account (i) the sale of shares of common stock between January 1, 2023 and March 23, 2023 pursuant to the Company’s December 2021 agreement, (ii) the issuance of 150,000 shares of common stock on February 8, 2023 to Irving in exchange for a $675,000 reduction in the outstanding balance of the royalty interest held by such holder, and (iii) the issuance of 1,090,000 shares of common stock on March 17, 2023 and 280,005 shares of common stock on March 24, 2023 to Iliad in exchange for a $992,000 and $227,000, respectively reduction in the outstanding balance of the royalty interest held by such holder, and based on interim financial data available to the Company, the Company’s stockholders’ equity as of March 24, 2023, exceeds $2.5 million, which is the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. In addition, the Company’s cash balance as of March 24, 2023, is approximately $13.6 million.

Termination of a Material Definitive Agreement

On October 11, 2022, the Company entered into an Amended and Restated License and Services Agreement (the “License Agreement”) with SynWorld Technologies Corporation (“Licensee”), C&E Telecom, LTD (“C&E Telecom”), and Tao Wang (“Wang”), which License Agreement amended and restated in entirety the License and

Services Agreement, dated as of June 28, 2022, by and among the same parties, as amended by that certain First Amendment to the License and Services Agreement, dated as of August 18, 2022, by and between the Company and Licensee, for the grant of certain licenses by the Company to Licensee to commercialize the Product (as defined in the License Agreement) and the engagement of Licensee by the Company to obtain regulatory approval for the Product to treat all forms of diarrhea in dogs in the Licensee Territory (as defined in the License Agreement).

On January 31, 2023, the Company, Licensee, C&E Telecom and Wang entered into a Mutual Termination of License Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the License Agreement, effective as of January 31, 2023. Following its termination, the License Agreement is void, and there is no liability thereunder on the part of any party thereto except as set forth in the Termination Agreement.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the License Agreement, or the transactions contemplated by the License Agreement.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are an SRC and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control over Financial Reporting

Other than the changes disclosed above regarding the remediation efforts to address the material weaknesses, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2022.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors and Executive Officers” contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers—Equity Compensation “contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption “Proposal 1—Election of Directors—Director Independence” and “Certain Relationships and Related Transactions” contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

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

3.12	First Amendment to the Amended and Restated Bylaws, dated March 17, 2022. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed March 18, 2022, File No. 001-36714).
3.13	Certificate of Designation of Series E Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).
3.14

Certificate of Sixth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed September 30, 2022, File No. 001-36714).

3.15	Certificate of Designation of Series F Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed November 16, 2022, File No. 001-36714).

Exhibit No.	Description
3.16

Certificate of Seventh Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed January 23, 2023, File No. 001-36714).

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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (No. 333-227292) filed with the Securities and Exchange Commission on October 1, 2018).
4.6	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K of Jaguar Health, Inc. filed March 22, 2019).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Jaguar Health, Inc. filed March 26, 2019).
4.8	Form of LOC Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed April 4, 2019, File No. 001-36714).
4.9	Specimen Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed June 1, 2018, File No. 001-36714).
4.10	Form of Series 1 Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed July 23, 2019, File No. 001-36714).
4.11	Form of Series 2 Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K of Jaguar Health, Inc. filed July 23, 2019, File No. 001-36714).
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

4.24

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.25

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.26

Global Amendment, dated April 14, 2022, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.27

Global Amendment, dated April 14, 2022, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

4.28

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.34

License Agreement, dated April 15, 2020, by and between Jaguar Health, Inc. and Atlas Sciences, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 16, 2020, File No. 001-36714).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.68

First Amendment to the Jaguar Health, Inc. New Employee Inducement Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

10.69

First Amendment to the Jaguar Health, Inc. New Employee Inducement Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed April 15, 2022, File No. 001-36714).

10.70#

Manufacturing Services Agreement, dated June 10, 2022, by and between Napo Pharmaceuticals, Inc. and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K/A of Jaguar Health, Inc. filed August 24, 2022, File No. 001-36714).

10.71

License and Services Agreement, dated June 29, 2022, by and among Jaguar Health, Inc., SynWorld Technologies Corporation, C&E Telecom, LTD and Tao Wang (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed June 29, 2022, File No. 001-36714).

10.72#

Amended and Restated License Agreement, dated July 19, 2022, by and between Napo Pharmaceuticals, Inc. and Napo Therapeutics S.p.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 20, 2022, File No. 001-36714).

10.73

Securities Purchase Agreement, dated August 18, 2022, by and between Jaguar Health, Inc. and SynWorld Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).

10.74

First Amendment to the License and Services Agreement, dated August 18, 2022, by and between Jaguar Health, Inc. and SynWorld Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed August 23, 2022, File No. 001-36714).

10.75

Royalty Interest Purchase Agreement, dated August 24, 2022, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed August 30, 2022, File No. 001-36714).

10.76

Amended and Restated License and Services Agreement, dated October 11, 2022, by and among Jaguar Health, Inc., SynWorld Technologies Corporation, C&E Telecom, LTD and Tao Wang (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. October 14, 2022, File No. 001-36714).

10.77

Global Amendment, dated October 17, 2022, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed October 21, 2022, File No. 001-36714).

10.78

Securities Purchase Agreement, dated November 11, 2022, by and between Jaguar Health, Inc. and SynWorld Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed November 16, 2022, File No. 001-36714).

Exhibit No.	Description
10.79	Form of Company Stock Option Cancellation Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed December 30, 2022, File No. 001-36714).
10.80

Mutual Termination of License Agreement, dated as of January 31, 2023, by and among Jaguar Health, Inc., SynWorld Technologies Corporation, C&E Telecom, LTD, and Tao Wang (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed February 6, 2023, File No. 001-36714).

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

ITEM 16.     FORM 10-K SUMMARY

None.

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

Signature	Title	Date
/s/ LISA A. CONTE Lisa A. Conte	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2023
/s/ CAROL LIZAK Carol Lizak	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2023
/s/ JAMES J. BOCHNOWSKI James J. Bochnowski	Chairman of the Board	March 24, 2023
/s/ JOHN MICEK III John Micek III	Director	March 24, 2023
/s/ JONATHAN B. SIEGEL Jonathan B. Siegel	Director	March 24, 2023
/s/ ANULA JAYASURIYA Anula Jayasuriya	Director	March 24, 2023