Form 10-K/A
period 2022-12-31
Jaguar Health, Inc.
filed 2023-04-28
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-36714

JAGUAR HEALTH, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2956775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Pine Street, Suite 400

San Francisco, California 94104

(Address of principal executive offices)

(415) 371-8300

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $25.0 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Capital Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 24, 2023, was 13,862,329 shares of voting common stock and 9 shares of non-voting common stock, par value $0.0001 per share (convertible into 9 shares voting common stock after the effects of the reverse stock split effected through January 23, 2023).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Jaguar Health, Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2022 of Jaguar Health, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2022. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2022. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Jaguar Health,” “Jaguar,” “the Company,” “we,” “us,” and “our” in this Amendment refer to Jaguar Health, Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age (as of April 24, 2023) and position of each of our executives and directors.

Name	Age	Position(s) Held
Executives
Lisa Conte	64	Chief Executive Officer and President, Director (Class I)
Pravin Chaturvedi, PhD	60	Chief Scientific Officer; Chair of Scientific Advisory Board
Carol Lizak, MBA	59	Chief Financial Officer
Steve King, PhD	65	Chief Sustainable Supply, Ethnobotanical Research, and IP Officer
Jonathan Wolin, JD, MBA	61	Chief of Staff, Chief Compliance Officer, and General Counsel
Ian H. Wendt, MBA	55	Chief Commercial Officer

Non-Executive Directors
James J. Bochnowski(1)(2)(3)	79	Chairman of the Board (Class I)
John Micek III(1)(3)	70	Director (Class II)
Jonathan B. Siegel(1)(2)	49	Director (Class I)
Anula Jayasuriya	66	Director (Class III)

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating committee.

Executive Team

Lisa A. Conte. Ms. Conte has served as our President, Chief Executive Officer and a member of our board of directors since she founded the Company in June 2013. Ms. Conte also serves as the Chief Executive Officer and a member of the board of Napo since she founded Napo in November 2001 and a member of the board of our majority owned subsidiary Napo Therapeutics, S.p.A. (f/k/a Napo EU S.p.A.) (“Napo Therapeutics”) since its inception in March 2021. In 1989, Ms. Conte founded Shaman Pharmaceuticals, Inc., a natural product pharmaceutical company. Ms. Conte is also currently a member of the board of directors of Healing Forest Conservatory, a California not-for-profit public benefit corporation, and serves on the Editorial Advisory Board of Life Science Leader magazine and on the Leadership Council of Pure Earth. Ms. Conte holds an M.S. in Physiology and Pharmacology from the University of California, San Diego, and an M.B.A. and A.B. in Biochemistry from Dartmouth College.

We believe Ms. Conte is qualified to serve on our board of directors due to her extensive knowledge of our Company and experience with our product and product candidates, as well as her experience managing and raising capital for public and private companies.

Pravin Chaturvedi, Ph.D. Dr. Chaturvedi has served as our Chief Scientific Officer in addition to continuing his responsibilities as the Chair of the company’s Scientific Advisory Board (SAB) since March 1, 2022. He joined the Company in May 2017 as Chair of the SAB of Jaguar and Napo. Over his more-than- 30-year career in the pharmaceutical industry, Dr. Chaturvedi has participated in the successful development and commercialization of multiple drugs in the therapeutic areas of epilepsy, HIV, hepatitis C, memory and gastrointestinal disorders. Dr. Chaturvedi served as the President and Chief Scientific Officer of Napo from 2006 to 2013 and remained a scientific adviser of Napo from 2013 through 2017. Dr. Chaturvedi has co-founded and led multiple biotech enterprises. From 2001 through 2004, he served as the President, Chief Executive Officer and Director of Scion Pharmaceuticals, Inc. He is the founder of IndUS Pharmaceuticals, where he has served as Chairman and Director since 2017, and held the same roles from 2005 through 2007 and from 2010 through 2015. IndUS Pharmaceuticals merged with Pivot Pharmaceuticals in 2015 and Dr. Chaturvedi served as the President and CEO of Pivot Pharmaceuticals from 2015 to 2017, prior to assuming his role as the Chair of the SAB for Napo and Jaguar. Dr. Chaturvedi also co-founded Oceanyx Pharmaceuticals, where he has served as Chief Executive Officer and Director since 2011, and he continues to serve on the boards of IndUS, Oceanyx, Enlivity and Cellanyx. He has been an adjunct faculty member at Georgetown University since 2013. Earlier in his career, from 1994 through 2001, Dr. Chaturvedi served in various roles as the head of lead evaluation at Vertex Pharmaceuticals, and from 1993 through 1994 he was in the preclinical group at Alkermes Inc. He started his career in the product development group at Parke-Davis/ Warner-Lambert Company (now Pfizer) in 1988, where he worked through 1993. Dr. Chaturvedi holds a Ph.D. in Pharmaceutical Sciences from West Virginia University and a Bachelor’s in Pharmacy from the University of Bombay.

Carol Lizak. Ms. Lizak has served as our Chief Financial Officer since April 2021. She joined the Company in May 2019 as Vice President of Finance and Corporate Controller and was promoted to Chief Accounting Officer in August 2019 and Senior Vice-President of Finance and Chief Accounting Officer in March 2020. Prior to joining us, Ms. Lizak served as Senior Director and Corporate Controller of Zosano Pharma Corporation from November 2017 to January 2019, as Controller of Quantum Secure, Inc. from July 2016 to August 2017, and as Executive Director, Corporate Controller of Alexza Pharmaceuticals, Inc. from September 2014 to July 2016. Prior thereto, she spent nine years as Corporate Controller of a subsidiary of HID Global Corporation. Ms. Lizak holds an M.B.A from Pepperdine University, Graziadio School of Business and Management and a B.S. in Business Administration from the University of Santo Tomas.

Steve King, Ph.D. Dr. King has served as our Executive Vice President of Sustainable Supply, Ethnobotanical Research and Intellectual Property since March 2012 and as our Secretary since September 2014. He was promoted to Chief of Sustainable Supply, Ethnobotanical Research and Intellectual Property in March 2020. From 2002 to 2012, Dr. King served as the Senior Vice President of Sustainable Supply, Ethnobotanical Research and Intellectual Property at our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. Prior to that, Dr. King served as the Vice President of Ethnobotany and Conservation at Shaman Pharmaceuticals, Inc. Dr. King has been recognized by the International Natural Products and Conservation Community for the creation and dissemination of research on the long-term sustainable harvest and management of Croton lechleri, the widespread source of crofelemer. Dr. King is currently a member of the board of directors of Healing Forest Conservatory, a California not-for-profit public benefit corporation. Dr. King holds a Ph.D. in Biology from the Institute of Economic Botany of the New York Botanical Garden/City University of New York and an M.S. in Biology from the Institue of Economic Botany of the New York Botanical Garden/City University of New York.

Jonathan Wolin. Mr. Wolin has served as our Chief of Staff and General Counsel since September 4, 2019. He joined the Company in November 2018 as Chief Compliance Officer and Corporate Counsel of the Company and continues to serve as Chief Compliance Officer. Prior to joining the Company, Mr. Wolin served as an independent consultant advising clients on corporate compliance from June 2017 to November 2018, as Chief Administrative Officer of Braden Partners (d/b/a Pacific Pulmonary Services) from September 2016 to May 2017, as Chief Compliance Officer of Natera, Inc. from June 2015 to August 2016, and as Chief Compliance Officer of Braden Partners from September 2013 to May 2015. Mr. Wolin holds a J.D. from The Catholic University of America, Columbus School of Law, an M.B.A. from The George Washington University School of Business and a B.S. in Accounting from the University of Maryland.

Ian H. Wendt. Mr. Wendt has served as our Chief Commercial Officer since December 2020. He joined the Company in November 2019 as Vice President of Commercial Strategy. Prior to joining the Company served in various positions at Gilead Sciences, including Executive Director — HIV Community Operations from December 2018 to October 2019, Senior Director — HIV Marketing and Field Operations from October 2017 to December 2018, Director — HCV Marketing from February 2017 to October 2017, Associate Director — HCV Marketing Field POA from March 2016 to February 2017 and Regional Director — HIV Field Operations from April 2011 to March 2016. Before Gilead, Mr. Wendt was at Boehringer Ingelheim, where he led HIV and oncology sales teams across the US, and led commercial operations at Roxane Laboratories, which included sales operations, analytics, incentive compensation, and training. He received a BSc from Acadia University and an MBA from Dalhousie University in Nova Scotia.

Officers serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or among any of our executive officers and our directors. There is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Non-executive directors

James J. Bochnowski has served as a member of our board of directors since February 2014 and as Chairperson of our board since June 2014. He also serves as a member of the board of directors of our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), since February 2014. Since 1988, Mr. Bochnowski has served as the founder and Managing Member of Delphi Ventures, a venture capital firm. In 1980, Mr. Bochnowski co-founded Technology Venture Investors. Mr. Bochnowski holds an M.B.A. from Harvard University Graduate School of Business and a B.S. in Aeronautics and Astronautics from Massachusetts Institute of Technology.

We believe Mr. Bochnowski is qualified to serve on our board of directors due to his significant experience with venture capital backed healthcare companies and experience as both an executive officer and member of the board of directors of numerous companies.

John Micek III has served as a member of our board of directors and the board of directors of Napo since April 2016 and a member of the board of directors of Napo Therapeutics since March 2021. From 2000 to 2010, Mr. Micek was managing director of Silicon Prairie Partners, LP, a Palo Alto, California based family-owned venture fund. Since 2010, Mr. Micek has been managing partner of Verdant Ventures, a merchant bank dedicated to sourcing and funding university and corporate laboratory spinouts in areas including pharmaceuticals and cleantech. Mr. Micek serves on the board of directors of Armanino Foods of Distinction, Innovare Corporation and JAL/Universal Assurors. He is also a board member and the Chief Executive Officer and Chief Financial Officer of Enova Systems. From March 2014 to August 2015 he served as interim Chief Financial Officer for Smith Electric Vehicles, Inc. Mr. Micek is a cum laude graduate of Santa Clara University and the University of San Francisco School of Law, and is a practicing California attorney specializing in financial services.

We believe Mr. Micek is qualified to serve on our board of directors due to his many years of executive experience in management and on boards of director of other companies.

Jonathan B. Siegel has served as a member of our board of directors since March 2018 and the board of directors of Napo since March 2018 and a member of the board of directors of Napo Therapeutics since March 2021. Mr. Siegel has served as the Chief Executive Officer of JBS Healthcare Ventures, which pursues investments in public and private healthcare entities, since he founded the company in 2017. In June 2021, he also assumed the role of CEO and Chairman of the board of OPY Acquisition Corp. I, a public Nasdaq-listed company. From 2011 until 2017, he was a partner and healthcare sector head at Kingdon Capital Management. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School and as a research assistant at Tufts University School of Medicine. He is also a director at Sol-Gel Technologies Ltd, a Nasdaq-listed company, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019. Previously he served on the Board of Directors of Lumara Health. Mr. Siegel received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.

We believe Mr. Siegel is qualified to serve on our board of directors due to his extensive experience in the pharmaceutical investment sector.

Anula Jayasuriya has served as a member of our board of directors since July 2022. In 2013, Dr. Jayasuriya founded EXXclaim Capital and is currently serving as its Founder and Managing Director. She has also served on the board of directors of Lineage Cell Therapeutics, Inc. (NYSE: LCTX) since May 2021. In 2006, she co-founded the Evolvence India Life Science Fund, managing the fund until July of 2017. From 2001 to 2002, Dr. Jayasuriya was a partner with Skyline Ventures in Palo Alto, and prior to that with the German/US venture capital firm TVM, in San Francisco. Her prior positions include VP, Business Development at Genomics Collaborative, Inc., from 1999 to 2000, VP, Global Drug Development at Hoffman-La Roche from 1994 to 1998 and Director, Outcomes Research at Syntex Laboratories. Dr. Jayasuriya received a B.A. from Harvard University summa cum laude, a M. Phil. in pharmacology from the University of Cambridge, an M.D. and Ph.D. (in Microbiology and Molecular Genetics) from Harvard Medical School and an M.B.A. with distinction from Harvard Business School.

We believe Dr. Jayasuriya is qualified to serve on our board of directors due to her extensive experience in healthcare investment and management.

There are no family relationships among any of our executive officers or among any of our executive officers and our directors. There is no arrangement or understanding between any director and any other person pursuant to which the director was selected.

Board of Directors

The Board of Directors oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board of Directors does not involve itself in the day-to-day operations of the Company. Our executive officers and management oversee the day-to-day operations. Our directors fulfill their duties and responsibilities by attending meetings of the Board of Directors, which are held from time to time.

Board Leadership Structure

The Bylaws and corporate governance guidelines provide our board of directors with flexibility in its discretion to combine or separate the positions of Chairperson of the board of directors and chief executive officer. As a general policy, our board of directors believes that separation of the positions of Chairperson and chief executive officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. We expect and intend the positions of Chairperson of the board and chief executive officer to be held by two individuals in the future.

Board of Directors Independence

Our Common Stock is listed on The Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the company’s board of directors, such person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, our board of directors, or any other board committee (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors periodically undertakes a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that four of our five directors (i.e., Mr. Bochnowski, Mr. Micek, Mr. Siegel and Dr. Jayasuriya) do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules. Our board of directors also determined that Mr. Micek (chairperson), Mr. Bochnowski and Mr. Siegel, who comprise our Audit Committee, Mr. Bochnowski (chairperson) and Mr. Siegel, who comprise our Compensation Committee, and Mr. Bochnowski and Mr. Micek, who comprised our Nominating Committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq rules and listing standards.

In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Staggered board

In accordance with our Third Amended and Restated Certificate of Incorporation, as amended (the “COI”), and our Amended and Restated Bylaws, as amended (the “Bylaws”), our Board of Directors is divided into three classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2023 for Class II director, 2024 for Class III directors and 2025 for Class I directors.

•	Our Class I directors are James J. Bochnowski, Lisa A. Conte, and Jonathan B. Siegel;

•	Our Class II director is John Micek III; and

•	Our Class III director is Anula Jayasuriya.

Our amended and restated COI and amended and restated Bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our Board of Directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Committees of the Board of Directors

The Board of Directors has three committees: an audit committee, a compensation committee and a nominating committee. Continuing directors and our nominees for election as director are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances, and are also required to participate in the meetings of committees on which they serve. The following table provides membership information for each committee as of March 31, 2023:

Name	Audit	Compensation	Nominating
Lisa A. Conte
James J. Bochnowski	✓	✓*	✓
John Micek III	✓*†		✓
Jonathan B. Siegel	✓	✓
Anula Jayasuriya

*	Committee Chairman
†	Financial Expert

Audit Committee

The members of our Audit Committee are Mr. Micek, Mr. Bochnowski, and Mr. Siegel. Mr. Micek is the chairperson of the Audit Committee. Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of conduct;
•	discussing our risk management policies;
•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the Audit Committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Our board of directors has determined that each of Mr. Micek, Mr. Bochnowski, and Mr. Siegel is an independent director under Nasdaq rules and under Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq.

Our board of directors has determined that Mr. Micek is an “audit committee financial expert,” as defined by applicable SEC rules, and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

The Audit Committee held five meetings in 2022. The audit committee has adopted a written charter approved by our board of directors, which is available on our website at: https://jaguarhealth.gcs-web.com/static-files/aeabd726-16c2-4219-a755-475e9c87b851.

Compensation Committee

The members of our Compensation Committee are Mr. Bochnowski and Mr. Siegel. Mr. Bochnowski is the chairperson of the Compensation Committee. Our Compensation Committee’s responsibilities include:

•	determining, or making recommendations to our board of directors with respect to, the compensation of our Chief Executive Officer;

•	determining, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;
•	overseeing and administering our cash and equity incentive plans;
•	reviewing and making recommendations to our board of directors with respect to director compensation; and
•	preparing the Compensation Committee report and necessary disclosure in our annual proxy statement in accordance with applicable SEC rules.

To determine compensation, the Compensation Committee, with input from the Chief Executive Officer (who does not participate in the deliberations regarding her own compensation), reviews, at least annually, and makes recommendations to the board of directors about appropriate compensation levels for each executive officer of the Company. The Compensation Committee considers all factors it deems relevant in setting executive compensation.

Our board has determined that each of Mr. Bochnowski and Mr. Siegel is independent under the applicable Nasdaq rules and regulations, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee held two meetings in 2022. All compensation-related matters were approved at the board of directors’ level. The Compensation Committee has adopted a written charter approved by the board of directors, which is available on our website at: https://jaguarhealth.gcs-web.com/static-files/653862da-1aa9-4819-b559-5c5654189e80.

Under its charter, the Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities as set forth in its charter but only after taking into consideration factors relevant to the compensation consultant’s independence from management specified in Nasdaq Listing Rule 5605(d)(3)(D). The Compensation Committee currently has not retained or sought advice from a compensation consultant.

Nominating Committee

The members of our Nominating Committee are Mr. Bochnowski and Mr. Micek. Our Nominating Committee’s responsibilities include:

•	identifying individuals qualified to become members of our board of directors;
•	evaluating qualifications of directors;
•	recommending to our board of directors the persons to be nominated for election as directors and to each of the committees of our board of directors; and
•	overseeing an annual evaluation of our board of directors.

The Nominating Committee one meeting in 2022. All nomination-related matters were approved at the board of directors’ level. The Nominating Committee has adopted a written charter approved by the board of directors, which is available on our website at: https://jaguarhealth.gcs-web.com/static-files/02dfed04-9508-44cd-a96a-3215e565111c.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee or other board committee performing equivalent functions of any entity that has one or more of its executive officers serving on our board of directors or Compensation Committee.

Meetings and Attendance During 2022

The board of directors held twenty meetings in 2022. Each director who served as a director during 2022 participated in 75% or more of the meetings of the board of directors and of the committees on which he or she served, if any, during the year ended December 31, 2022 (during the period that such director served).

We do not have a written policy on director attendance at annual meetings of stockholders. We encourage, but do not require, our directors to attend the Annual Meeting. One director attended the 2022 Annual Meeting of Stockholders.

Risk Oversight

Our board of directors monitors our exposure to a variety of risks through our Audit Committee. Our Audit Committee charter gives the Audit Committee responsibilities and duties that include discussing with management and the independent auditors our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. Our Audit Committee is also responsible for monitoring and controlling exposures to cybersecurity risks and discussing such risks with management.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2022, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our President and Chief Executive Officer, our Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. A current copy of the code is on our website at https://jaguarhealth.gcs-web.com/corporate-governance. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions on our website to the extent required by applicable rules and exchange requirements. The inclusion of our website address in this proxy statement does not incorporate by reference the information on or accessible through our website into this proxy statement.

Stockholder Communications with the Board of Directors

Stockholders may contact an individual director or the board of directors as a group, or a specified board committee or group, including the non-employee directors as a group, by the following means:

Mail:	Attn: Board of Directors

Jaguar Health, Inc.

200 Pine Street, Suite 400

San Francisco, CA 94104

Email:	AskBoard@jaguar.health

Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. We will initially receive and process communications before forwarding them to the addressee. We also may refer communications to other departments within the Company. We generally will not forward to the directors a communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requests the Company’s general information.

Item 11. Executive Compensation

Compensation Overview1

This compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers for 2022, who were Lisa Conte, our current President and Chief Executive Officer, Pravin Chaturvedi, our Chief Scientific Officer and Chair of Scientific Advisory Board, Steven King, our Chief of Sustainable Supply, Ethnobotanical Research and Intellectual Property, Jonathan Wolin our Chief of Staff, General Counsel, and Chief Compliance Officer, and Ian Wendt, our Chief Commercial Officer. We refer to these four individuals as our named executive officers for 2022.

1 All share figures herein reflect the 1-for-75 reverse stock split effectuated on January 23, 2023.

2022 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

				Option	Stock	All other
		Salary	Bonus	awards	awards	compensation	Total
	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)
Lisa A. Conte	2022	603,347	160,140	—	327,403	7,911	1,098,801
President & Chief Executive Officer	2021	526,775	185,000	1,508,111	805,950	10,770	3,036,606
Pravin Chaturvedi, Ph.D.	2022	396,404	80,560	—	101,613	62,078	640,655
Chief Scientific Officer	2021	—	102,180	335,229	179,100	265,000	881,509
Steven R. King, Ph.D.	2022	353,866	96,385	—	71,386	27,407	549,044
Chief, Sustainable Supply, Ethnobotanical Research & Intellectual Property	2021	308,925	117,000	446,273	238,651	26,685	1,137,534
Jonathan Wolin	2022	389,348	104,248	—	101,652	26,696	621,944
Chief of Staff, General Counsel & Chief Compliance Officer	2021	335,850	117,792	222,927	119,102	25,075	820,746
Ian Wendt	2022	353,058	88,252	—	116,591	—	557,901
Chief Commercial Officer	2021	329,175	102,375	222,927	119,102	—	773,579

Footnotes to Summary Compensation Table

(1)	Assumptions used in calculating the value of option awards were described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference. The amounts reported for option awards were based on the aggregate grant date fair value computed in accordance with ASC topic 718. The option awards on the proxy filings prior to 2022 represented stock-based compensation expenses recognized for financial statement reporting purposes with respect to the fiscal year 2021 (for stock option awards) determined under FASB ASC Topic 718. On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-70 reverse split of the Company’s voting common stock, effective June 7, 2019 (the “2019 Reverse Stock Split”). On September 3, 2021, the Company filed the Certificate of Sixth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-3 reverse split of the Company’s voting common stock, effective September 8, 2021 (the “2021 Reverse Stock Split”). On January 20, 2023, the Company filed the Certificate of Seventh Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-75 reverse split of the Company’s voting common stock, effective January 23, 2023 (the “2023 Reverse Stock Split”). The 2023 Reverse Stock Split, 2021 Reverse Stock Split and 2019 Reverse Stock Split have been retrospectively reflected in the following options held by each executive officer as of December 31, 2022:

a.	Ms. Conte — There were no options granted in 2022. An aggregate 3,599 shares were granted to Ms. Conte on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Ms. Conte and the Company mutually agreed to the surrender and cancellation of unvested stock options (the “Options”) granted on April 5, 2021 to purchase an aggregate of 1,899 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Ms. Conte.

b.	Dr. Chaturvedi — There were no options granted in 2022. An aggregate 800 shares were granted to Dr. Chaturvedi on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Dr. Chaturvedi and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 422 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. Chaturvedi.

c.	Dr. King — There were no options granted in 2022. An aggregate 1,065 shares were granted to Dr. King on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Dr. King and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 562 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. King.

d.	Mr. Wolin — There were no options granted in 2022. An aggregate 532 shares were granted to Mr. Wolin on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Mr. Wolin and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 281 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to Mr. Wolin.

e.	Mr. Wendt — There were no options granted in 2022. An aggregate 532 shares were granted to Mr. Wendt on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Mr. Wendt and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 281 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to Mr. Wendt. On April 5, 2021, Mr. Wendt was granted 266 restricted stock units. On March 28, 2022, Mr. Wendt was granted 2,997 restricted stock units. The weighted average exercise price of all of Mr. Wendt’s options grants is $264.91.

f.	All of the December 21, 2017 options grants vested in full as of March 31, 2018 if the option holder was an employee on that date. All of the March 12, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on March 12, 2021. All of the June 1, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on June 1, 2021. All of the July 24, 2019 option grants vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on July 24, 2022. All of the March 20, 2020 option grants vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on March 19, 2023. The options that were granted on April 5, 2021 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on April 5, 2024, subject to continued service with us through each relevant vesting date.

(2)	Assumptions used in calculating the value of stock awards which is mainly restricted stock units were described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference. The amounts reported for stock awards were based on the aggregate grant date fair value on the grant date computed in accordance with ASC topic 718. All of the restricted stock units granted on April 5, 2021 and March 28, 2022 will vest yearly for the next three years.

a.	Ms. Conte — On March 28, 2022, Ms. Conte was granted 8,416 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Ms. Conte was granted 1,800 restricted stock units at a market price of $448.00 per share at the grant date.

b.	Dr. Chaturvedi — On March 28, 2022, Dr. Chaturvedi was granted 2,612 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Dr. Chaturvedi was granted 400 restricted stock units at a market price of $448.00 per share at the grant date.

c.	Dr. King — On March 28, 2022, Dr. King was granted 1,835 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Dr. King was granted 533 restricted stock units at a market price of $448.00 per share at the grant date.

d.	Mr. Wolin — On March 28, 2022, Mr. Wolin was granted 2,613 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Mr. Wolin was granted 266 restricted stock units at a market price of $448.00 per share at the grant date.

e.	Mr. Wendt — On March 28, 2022, Mr. Wendt was granted 2,997 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Mr. Wendt was granted 266 restricted stock units at a market price of $448.00 per share at the grant date.

(3)	Amounts shown in this column reflect incremental health insurance premiums paid for such executive and their family members, if applicable.

Narrative to Summary Compensation Table

Base Salary

Effective May 1, 2018, the Compensation Committee increased Ms. Conte’s annual base salary from $440,000 to $500,000 and Dr. King’s annual base salary from $280,500 to $290,317, and on November 1, 2019, Dr. King’s annual base salary was increased from $290,317 to $300,000. Effective April 1, 2021, the Compensation Committee increased Ms. Conte’s annual base salary from $500,000 to $535,700 and Dr. King’s annual base salary from $300,000 to $311,900. Effective April 1, 2022, the Compensation Committee increased Ms. Conte’s annual base salary from $535,700 to $576,374 and Dr. King’s annual base salary from $311,900 to $352,900. Mr. Wolin was hired on November 28, 2018 with an annual base salary of $260,000. Dr. Chaturvedi was hired on March 1, 2022 with an annual base salary of $465,500. Prior to Dr. Chaturvedi’s full-time employment with the Company, he was a consultant to the Company and paid a monthly fee of $22,167.

On September 6, 2019, we entered into a promotion letter with Mr. Wolin, pursuant to which his base salary was increased to $280,800, effective September 1, 2019. His annual base salary was increased to $300,000 and $309,000 effective November 1, 2019 and April 1, 2020, respectively. Effective April 1, 2021, the Compensation Committee increased Mr. Wolin’s annual base salary from $309,000 to $344,800. Effective April 1, 2022, the Compensation Committee increased Mr. Wolin’s annual base salary from $344,800 to $396,520. Mr. Ian Wendt was hired on November 12, 2019 with an annual base salary of $300,000. On April 1, 2021, we entered into a promotion letter with Mr. Wendt, pursuant to which his base salary was increased to $338,900, effective April 1, 2021. Effective April 1, 2022, the Compensation Committee increased Mr. Wendt’s annual base salary from $338,900 to $350,100.

Equity Compensation

Ms. Conte and Dr. King received stock option grants at the time they were hired by privately-held Jaguar Animal Health, Inc. Such options generally vest over time, with 25% of the options vesting after nine months of employment and monthly vesting thereafter with full vesting after three years. Mr. Wolin received stock option grants with a similar vesting schedule at the time they were hired by us. The board of directors periodically grants additional options to the current named executive officers that typically vest ratably over a three-year period. On December 27, 2022, the named executive officers of the Company (“NEOs”) and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 3,445 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to each of the NEOs. Two-thirds of the restricted stock units granted on April 5, 2021 and March 28, 2022 were vested and exercised and added to the income of the NEOs, priced at the fair value on the date they vest.

All stock options and RSUs issued to our current named executive officers vest and become exercisable upon a change in control.

Employment Arrangements with Our Named Executive Officers

Lisa A. Conte

In March 2014, we entered into an offer letter with Ms. Conte to serve as our Chief Executive Officer, effective March 1, 2014, in an at-will capacity. Under this offer letter, Ms. Conte’s annual base salary is $400,000, she is eligible for an annual target bonus of 30% of her base salary. Effective June 15, 2015, our board of directors has reviewed the terms of Ms. Conte’s employment arrangement in connection with its annual compensation review and has adjusted Ms. Conte’s base salary to $440,000. Ms. Conte is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 1, 2018, the Compensation Committee adjusted Ms. Conte’s base salary to $500,000. Effective May 14, 2018, Ms. Conte was eligible for annual target bonus of 40% of her base salary. Effective April 1, 2021, the Compensation Committee adjusted Ms. Conte’s base salary to $535,700. Effective April 1, 2022, the Compensation Committee increased Ms. Conte’s annual base salary from $535,700 to $576,374.

Pravin Chaturvedi, Ph.D.

In March 2022, we entered into an offer letter with Dr. Chaturvedi to serve as our Chief Scientific Officer, effective March 1, 2022, in an at-will capacity. Under the offer letter, Dr. Chaturvedi’s annual base salary is $465,500, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Prior to Dr. Chaturvedi’s full-time employment with the Company, he was a consultant to the Company and was paid a monthly fee of $22,167.

Steven R. King, Ph.D.

In February 2014, we entered into an offer letter with Dr. King to serve as our Executive Vice President, Sustainable Supply, Ethnobotanical Research and Intellectual Property, effective March 1, 2014, in an at- will capacity. Under the offer letter, Dr. King’s annual base salary is $255,000, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Effective June 15, 2015, our board of directors has reviewed the terms of Dr. King’s employment arrangement in connection with its annual compensation review, and has adjusted Dr. King’s base salary to $280,500. Dr. King is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 14, 2018, Dr. King was eligible for annual target bonus of 40% of his base salary. His annual base salary was increased to $290,317, $300,000 and $311,900 effective May 1, 2018, November 1, 2019, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Dr. King’s annual base salary from $311,900 to $352,900.

Jonathan S. Wolin

In November 2018, we entered into an offer letter with Mr. Wolin to serve as our Chief Compliance Officer, effective November 28, 2018, in an at will capacity. Under the offer letter Mr. Wolin’s annual base salary is $260,000, he is eligible to receive an annual target bonus of 40% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. On September 6, 2019, we entered into a promotion letter with Mr. Wolin, pursuant to which his base salary was increased to $280,800, effective September 1, 2019. His annual base salary was increased to $300,000, $309,000 and $344,800 effective November 1, 2019, April 1, 2020, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Mr. Wolin’s annual base salary from $344,800 to $396,520.

Ian Wendt

Mr. Ian Wendt was hired on November 12, 2019, with an annual base salary of $300,000. On April 1, 2021, we entered into a promotion letter with Mr. Wendt, pursuant to which his base salary was increased to $338,900, effective April 1, 2021. Effective April 1, 2022, the Compensation Committee increased Mr. Wendt’s annual base salary from $338,900 to $350,100.

Severance Arrangements with our Executive Officers

In June 2020, the Company entered into certain agreements relating to the payment of severance and other benefits to certain executive officers of the Company (the “Severance Agreements”), including Ms. Conte, Dr. King, Ms. Lizak and Mr. Wolin. In May 2021, the Company entered into a severance agreement with Mr. Wendt on terms that were substantially identical to the Severance Agreement. In March 2022, the Company entered into a severance agreement with Dr. Chaturvedi on terms that were substantially identical to the Severance Agreement. The Severance Agreements provide for compensation and benefits if the executive officer is subject to (a) a termination of employment by the Company without Cause (as defined in the Severance Agreements) (other than death or disability) or (b) a Good Reason Termination (as defined in the Severance Agreements), within three months following a change in control. The compensation and benefits payable to the executive officer pursuant to the Severance Agreements are as follows:

•	Severance payment in an amount equal to twelve months of the executive officer’s base salary, which amount will be payable, in the Company’s discretion, as a lump sum or in equal installments over twelve months (the “Severance Period”), consistent with the Company’s normal payroll practices.

•	Payment of premiums for any Consolidated Omnibus Budget Reconciliation Act continuation coverage under the Company’s group health plan for twelve months following the termination of employment.

•	All unvested stock options and restricted stock units will accelerate and become fully vested as of the date of termination of employment and the executive officer will be entitled to exercise any of his or her vested stock options until the one-year anniversary of the termination of employment.

Each of the executive officer’s rights to receive benefits under the Severance Agreements is contingent upon the executive officer’s execution of a release agreement.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2022:

	Options Vesting Commencement	Number of Securities Underlying Unexercised Options			Option	Stock Option expiration
	Date	Exercisable	Unexercisable		exercise price	date
Lisa A. Conte	9/22/2016	1	—	(1)	$295,312.50	9/22/2026
	12/21/2017	1	—	(2)	$29,153.25	12/21/2027
	3/12/2018	13	—	(3)	$132,300.00	3/12/2028
	6/01/2018	28	—	(4)	$42,943.95	6/01/2028
	7/24/2019	4,631	—	(6)	$389.25	7/24/2029
	3/20/2020	926	84	(9)	$100.35	3/20/2030
	4/05/2021	1,700	—	(10)	$447.75	4/05/2031
Pravin Chaturvedi, Ph.D.	7/24/2019	964	—	(6)	$389.25	7/24/2020
	3/20/2020	193	17	(9)	$100.35	3/20/2030
	4/5/2021	377	1	(10)	$447.75	4/5/2031
Steven R. King, Ph.D.	3/12/2018	5	—	(3)	$132,300.00	3/12/2028
	6/01/2018	8	—	(4)	$42,943.95	6/01/2028
	7/24/2019	1,543	—	(6)	$389.25	7/24/2029
	3/20/2020	308	28	(9)	$100.35	3/20/2030
	4/05/2021	503	—	(10)	$447.75	4/05/2031
Jonathan Wolin	11/28/2018	6	—	(5)	$6,930.00	11/28/2028
	7/24/2019	1,156	—	(6)	$389.25	7/24/2029
	9/5/2019	192	—	(7)	$270.00	9/05/2029
	3/20/2020	231	21	(9)	$100.35	3/20/2030
	4/5/2021	251	—	(10)	$447.75	4/5/2031
Ian Wendt	11/12/2019	666	—	(8)	$223.43	11/12/2020
	3/20/2020	101	10	(9)	$100.35	3/20/2030
	4/5/2021	251	—	(10)	$447.75	4/5/2031

(1)	The options were granted on September 22, 2016 and vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on September 22, 2019, subject to continued service with us through each relevant vesting date.

(2)	The options were granted on December 21, 2017 and vest 100% on March 31, 2018 if the officer is an employee as of such date.

(3)	The options were granted on March 12, 2018 and vest 1/36th per month over thirty-six months such that the option is vested in full on March 12, 2021, subject to continued service with us through each relevant vesting date.

(4)	The options were granted on June 1, 2018 and vest 1/36th per month over thirty-six months such that the option is vested in full on June 12, 2021, subject to continued service with us through each relevant vesting date.

(5)	The options were granted November 28, 2018, 9/36ths of which vested nine months from date of hire, then 1/36th per month over the remaining twenty-seven months. The option will vest in full on November 29, 2021.

(6)	The options that were granted on July 24, 2019 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on July 24, 2022.

(7)	The options that were granted on September 5, 2019 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on September 5, 2023.

(8)	The options were granted on November 12, 2019, 9/36ths of which vested nine months from the date of hire, then 1/36th per month over the remaining twenty-seven months. The option will vest in full on November 12, 2021.

(9)	The options that were granted on March 20, 2020 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on March 20, 2023.

(10)	The options that were granted on April 5, 2021 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on April 5, 2024, subject to continued service with us through each relevant vesting date. On December 27, 2022, the executive officers and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 281 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to each executive officer.

DIRECTOR COMPENSATION

2022 Director Compensation

The following table summarizes the total compensation earned in 2021 and 2022 for the Company’s non- management directors. Ms. Conte receives no additional compensation for her service as a director.

	Year	Fees Earned or Paid in Cash ($)	Option awards ($)(1)	Stock awards ($)(2)	Total ($)
James J. Bochnowski	2022	87,500	—	49,795	137,295
	2021	33,333	91,372	48,825	173,530
John Micek III	2022	56,875	—	44,543	101,418
	2021	21,667	84,323	44,919	150,909
Jonathan B. Siegel	2022	59,063	—	44,543	103,606
	2021	22,501	84,323	44,919	151,743
Anula Jayasuriya	2022	20,000	—	—	20,000
	2021	—	—	—	—

(1)	Assumptions used in calculating the value of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference. The amounts reported for option awards are based on the aggregate grant date fair value computed in accordance with ASC topic 718. The option awards on the proxy filings prior to 2022, the represented stock-based compensation expenses recognized for financial statement reporting purposes with respect to the fiscal year (for stock option awards) determined under FASB ASC Topic 718. The aggregate number of options held by each non-management director officer as of December 31, 2022 was as follows: Mr. Bochnowski was granted an aggregate of 1,496 options (19 options granted in fiscal year 2018, 926 options granted in fiscal year 2019, 201 options granted in fiscal year 2020, 350 options granted in fiscal year 2021). Mr. Micek III was granted an aggregate of 991 options (11 options granted fiscal year 2018, 540 options granted in fiscal year 2019, 117 options granted in fiscal year 2020, and 323 options granted in fiscal year 2021). Mr. Siegel was granted an aggregate of 1,456 options (6 options granted fiscal year 2018, 925 options granted in fiscal year 2019, 202 options granted in fiscal year 2020, and 323 options granted in fiscal year 2021); Dr. Jayasuriya had no options and restricted stock units granted in 2022.

(2)	Assumptions used in calculating the value of stock awards which is mainly restricted stock units are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference. The amounts reported for stock awards are based on the aggregate grant date market value. Prior to 2022, the stock awards represented stock-based compensation expenses recognized for financial statement reporting purposes with respect to the fiscal year (for stock option awards) determined under FASB ASC Topic 718. The aggregate number of restricted stock units held by each non-management director officer as of December 31, 2022 was as follows: Mr. Bochnowski was granted 175 and 1,280 restricted stock units in May 2021 and March 2022, respectively; Mr. Micek III was granted 161 and 1,145 restricted stock units in May 2021 and March 2022, respectively; Mr. Siegel was granted 161 and 1,145 restricted stock units in May 2021 and March 2022, respectively; Dr. Jayasuriya had no options and restricted stock units granted in 2022.

PAY VERSUS PERFORMANCE

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last two completed calendar years. In determining the “compensation actually paid” to our named executive officers (“NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table.

Pay Versus Performance Table

The table below summarizes compensation values both previously reported in our Summary Compensation Table, as well as the adjusted values required in this section for fiscal years 2021 and 2022. Note that for our NEOs other than our principal executive officer (the “PEO”), compensation is reported as an average.

Year	Summary Compensation Table Total for PEO ($) (1)(2)	Compensation Actually Paid to PEO ($) (1)(3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($) (1)(4)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($) (1)(5)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(6)	Net Loss Attributable to common stockholders ($)(7) (in thousands)
2022	$1,098,801	$502,555	$592,386	$442,478	$3.55	$(47.45)
2021	$3,036,606	$1,333,519	$910,620	$580,244	$42.54	$(52.60)

(1)	During fiscal years 2022 and 2021, the PEO was Lisa Conte. During fiscal year 2022, the non-PEO NEOs were Dr. Chaturvedi, Dr. King, Mr. Wolin, and Mr. Wendt. During fiscal year 2021, the non-PEO NEOs were Dr. King, Mr. Wolin, and Mr. Wendt.

(2)	The dollar amounts reported are the amounts of total compensation reported for Ms. Conte and the average total compensation reported for Non-PEO Named Executive Officers for the applicable fiscal year in the “Total” column of the Summary Compensation Table (SCT).

(3)	The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

16

	2022	2021
SCT Total for PEO	$1,098,801	$3,036,606
Less: Amount reported under the “Stock Awards” column in the SCT	$327,403	$2,314,061
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$52,686	$327,531
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(91,523)	$(140 704)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$—	$182,253
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(101,440)	$241,894
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$128,565	$0
Total Adjustments	$(596,246)	$(1,703,087)
Compensation Actually Paid to PEO	$502,555	$1,333,519

(4)	The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

	2022	2021
Average SCT Total for Non-PEO NEOs	$592,386	$910,620
Less: Amount reported under the “Stock Awards” column in the SCT	$97,811	$456,327
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$16,390	$64,655
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$—	$35,997
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(18,798)	$(37,996)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$(26,190)	$—
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(23,499)	$63,295
Total Adjustments	$(149,908)	$(330,376)
Average Compensation Actually Paid to Non-PEO NEOs*	$442,478	$580,244

(5)	The amounts reported represent the measurement period value of an investment of $100 in our stock on December 31, 2020 (the last trading day before the 2021 fiscal year), and then valued again on each of December 31, 2021 (the last trading day of the 2021 fiscal year) and December 30, 2022 (the last trading day of the 2022 fiscal year), based on the closing price per share of the Company’s common stock as of such dates and assuming the reinvestment of dividends.

(6)	The amounts reported represent net loss for the applicable fiscal year calculated in accordance with generally accepted accounting principles in the United States.

(7)	Net Loss attributable to common stockholders: The dollar amounts reported represent the amount of net loss subtracted by a portion that belongs to noncontrolling interests reflected in the Company’s audited financial statements for the applicable year.

* The valuation assumptions for stock option awards included in Compensation Actually Paid are: (i) the expected life of each stock option, which is determined using the "simplified method" and which takes into account the average of the remaining vesting period and remaining term as of the vest or fiscal year end date; (ii) the exercise price and the asset price, which are based on the closing price of our Common Stock traded on the Nasdaq on the vest and fiscal year end date, respectively; (iii) the risk-free rate, which is based on the Treasury Constant Maturity rate closest to the remaining expected life as of the vest or fiscal year end date; (iv) historical volatility, which is based on the daily price history for our Common stock for each expected life period prior to each vest or fiscal year end date; and (v) the annual dividend yield, which for Jaguar Health was zero as we do not pay dividends.

Relationship Between CAP Amounts and Performance Measures

The following charts show graphically the relationships over the past two years of the CAP Amounts for the PEO and the Other NEOs as compared to our (i) cumulative total shareholder return and (ii) net loss.

While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2021 and 2022 were made independently of these disclosure requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 24, 2023 for:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants or convertible securities held by such persons that are currently exercisable or convertible or exercisable or convertible within 60 days of April 24, 2023, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage of beneficial ownership is based on (i) 16,065,091 shares of Common Stock and (ii) 9 shares of non-voting common stock outstanding as of April 24, 2023.

Except as otherwise set forth below, the address of each beneficial owner listed in the table below is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, California 94104.

	Voting Common Stock
Name and address of beneficial owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Iliad Research and Trading L.P.(1)	1,370,005	8.53%
Named executive officers and directors:
Lisa A. Conte(2)	8,857	*
Pravin Chaturvedi, Ph.D. (3)	1,817
Steven R. King, Ph.D(4)	2,750	*
Jonathan S. Wolin(5)	2,038	*
Ian Wendt(6)	1,205	*
James J. Bochnowski(7)	5,057	*
Jonathan B. Siegel(8)	1,861	*
John Micek III(9)	1,152	*
Anula Jayasuriya(10)	—	*
All current executive officers and directors as a group (9 persons) (11)	24,737	0.16%

(1)	The address for the reporting person is 303 E Wacker Drive, Suite 1040 Chicago, IL 60601. Represents 1,370,005 shares of Common Stock held by Iliad Research and Trading L.P., an affiliate of Chicago Venture Capital.

(2)	Represents (i) 1,306 shares of Common Stock (ii) 7,384 shares of Common Stock issuable to Ms. Conte under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023, and (iii) Bridge Warrants exercisable into 167 shares of Common Stock. The weighted average exercise price of the 7,384 stock options is $800.64.

(3)	Represents (i) 266 shares of Common Stock and (ii) 1,551 shares of Common Stock issuable to Dr. Chaturvedi under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023. The weighted average exercise price of the 1,551 stock options is $364.41.

(4)	Represents (i) 355 shares of Common Stock and (ii) 2,395 shares of Common Stock issuable to Dr. King under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023. The weighted average exercise price of the 2,395 stock options is $778.54.

(5)	Represents (i) 181 shares of Common Stock and (ii) 1,857 shares of Common Stock issuable to Mr. Wolin under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023. The weighted average exercise price of the 1,857 stock options is $366.76.

(6)	Represents (i) 177 shares of Common Stock and (ii) 1,028 shares of Common Stock issuable to Mr. Wendt under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023. The weighted average exercise price of the 1,028 stock options is $264.91.

(7)	Represents (i) 984 shares of Common Stock, (ii) 1,496 shares of Common Stock issuable to Mr. Bochnowski under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023, and (iii) Series 1, Series 2, and Bridge Warrants exercisable into 2,577 shares of Common Stock. The weighted average exercise price of the 1,496 stock options is $1,050.07.

(8)	Represents (i) 223 shares of Common Stock, (ii) 1,456 shares of Common Stock issuable to Mr. Siegel under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023, and (iii) Series 1, Series 2, and Bridge Warrants exercisable into 182 shares of Common Stock. The weighted average exercise price of the 1,456 stock options is $500.07.

(9)	Represents (i) 161 shares of Common Stock and (ii) 991 shares of Common Stock issuable to Mr. Micek under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 24, 2023. The weighted average exercise price of the 991 stock options is $923.02.

(10)	Dr. Jayasuriya was granted 1,718 restricted stock units under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) on July 2, 2022 contingent upon the Company having sufficient authorized shares of Common Stock under the 2014 Plan on or before June 30, 2023. Such restricted stock units will vest in full on the one-year anniversary of the grant date, subject to Dr. Jayasuriya’s continuous service through such vesting date.

(11)	See footnotes (3 – 10).

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2014 Plan and our 2020 New Employee Inducement Award (the “2020 Inducement Award Plan”).

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	26,533	$607.22	6,284	(2)
Equity compensation plans not approved by security holders (3):	1,546	$344.10	5,108	(2)
Total	28,079	$592.73	11,392

(1) Consists of the 2014 Plan.

(2) As of December 31, 2022, there were 6,284 shares available for grant under the 2014 Plan and 5,108 shares available for grants under the 2020 Inducement Award Plan.

(3) Consists of the 2020 Inducement Award Plan. For more information on the 2020 Inducement Award Plan, see Note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table provides information as of December 31, 2022 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2014 Plan and our 2020 New Employee Inducement Award (the “2020 Inducement Award Plan”).

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding stock awards (restricted stock units)	Weighted Average exercise price of outstanding stock awards (restricted stock units) ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	43,024	$71.70	—	(2)
Equity compensation plans not approved by security holders (3):	1,841	$32.55	—	(2)
Total	44,865	$70.09	—	(2)

(1) Consists of the 2014 Plan.

(2) As of December 31, 2022, there were no shares available for grant under the 2014 Plan and under the 2020 Inducement Award Plan.

(3) Consists of the 2020 Inducement Award Plan. For more information on the 2020 Inducement Award Plan, see Note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2021, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Compensation arrangements for our directors and executive officers are described in our annual proxy statement on Schedule 14A.

Transactions with Napo Therapeutics, S.p.A.

On June 1, 2021, the Company entered into a subscription agreement with Dragon SPAC S.p.A. (“Dragon SPAC”) and its sponsor, pursuant to which Dragon SPAC agreed to issue and sell, in a private placement by Dragon SPAC directly to the Company, units of Dragon SPAC, with each unit consisting of one ordinary share of Dragon SPAC and a warrant to purchase a share, for gross proceeds of approximately €8.8 million (corresponding, as at June 1, 2021, to $10.8 million). Dragon SPAC was an Italy special purpose acquisition company formed for the purpose of entering into a business combination with Napo Therapeutics, S.p.A. (f/k/a Napo EU, S.p.A.), with the aim of developing the pharmaceutical activities of Dragon SPAC/Napo Therapeutics combined entity in Europe. Each warrant entitles the holder thereof to purchase one share at an exercise price of €10 per share at any time prior to the earlier of (i) the 10-year anniversary of the consummation of the business combination and (ii) the five-year anniversary of the listing of the combined entity on a public exchange.

On August 18, 2021, Napo Pharmaceuticals, Inc. (“Napo”), the wholly-owned subsidiary of the Company, entered into a license agreement (as amended, the “License Agreement”) with Napo Therapeutics, S.p.A. (“Napo Thera”), an Italy joint stock company and majority-owned subsidiary of Napo, pursuant to which Napo granted Napo Thera (i) an exclusive license to develop, commercialize and manufacture pharmaceutical products utilizing crofelemer or lechlemer as its active drug substance (collectively, “Products”) in Europe for short bowel syndrome with intestinal failure, HIV-related diarrhea, and symptomatic relief and treatment in patients with congenital diarrheal disorders and (ii) options to licenses to develop, commercialize and manufacture Products in Europe for additional indications. Pursuant to the License Agreement, Napo received an upfront cash payment of $10 million, 33% of which was payable no later than the earlier of sixty days following the consummation of the Merger (defined below) or December 15, 2021 and the remaining balance of which is payable no later than the earlier of the twelve-month anniversary of the consummation of the Merger or within sixty days of when Napo Thera receives more than $20 million from the Merger or private placement proceeds directly into the Combined Company (as defined below). Napo is also eligible to receive development and regulatory milestone payments of up to $12.5 million, tiered royalties ranging from 12% to 18% and additional one-time license fees of up to $40 million in the event that Napo Thera elects to acquire the license to exploit the Products in Europe for additional indications. Napo Thera’s ability to acquire the license for additional indications is subject to the availability of additional funds through financing or otherwise.

On November 3, 2021, Napo Thera and Dragon SPAC consummated a business combination (“Merger”). Following such business combination, Jaguar and the sponsor of the Dragon SPAC owned approximately 97% and 3%, respectively, of the combined company (the “Combined Company”) without taking into effect any ordinary shares of the Combined Company issuable upon conversion of any special shares of the Combined Company or the exercise of any warrants of the Combined Company.

Transactions with Executive Officers

On September 13, 2021 the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively, “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 4,123 unregistered shares (the “PIPE Shares”) of Common Stock for an aggregate purchase price of approximately $776,197 (the “Private Placement”) or $188.26 per share, a $0.01 premium to market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)). PIPE Investors in the Private Placement include Lisa Conte, Chief Executive Officer of the Company, and Carol Lizak, Chief Financial Officer of the Company, who each invested approximately $20,000 in the Private Placement.

Transactions with CVP and Its Affiliates

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

On March 4, 2020, the Company sold to Iliad Research and Trading, L.P. (“Iliad”), a Utah limited partnership affiliated with Chicago Venture Partners L.P. (“CVP”), a royalty interest entitling Iliad to $500,000 of future royalties on sales of Mytesi (crofelemer) and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $350,000.

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

On April 15, 2020, Napo entered into a patent purchase agreement with Atlas Sciences, LLC (“Atlas”), an affiliate of CVP, pursuant to which Atlas agreed to purchase certain patents and patent applications (the “Patent Rights”) relating to Napo’s NP-500 drug product candidate (the “Sale”) for an upfront cash payment of $1.5 million. Concurrently with the Sale, the Company entered into a license agreement with Atlas (as amended on July 30, 2020, the “License Agreement”), pursuant to which Atlas granted the Company an exclusive 10-year license to use the Patent Rights and improvements thereon to develop and commercialize NP-500 in all territories worldwide except greater China, inclusive of the right to sublicense NP-500 development and commercialization rights. As consideration for such license, the Company is obligated to initiate a proof-of-concept Phase 2 study of NP-500 under an investigational new drug (“IND”) application with the U.S. Food and Drug Administration or an IND-equivalent dossier under appropriate regulatory authorities (the “Phase 2 study”) within six months of April 15, 2020. If the Company fails to initiate the Phase 2 study by this date for any reason, including the timely receipt of adequate funding to initiate the Phase 2 study, the Company will incur a trial delay fee equal to $2,515,000 (the “Trial Delay Fee”), which amount is payable monthly over a period of approximately ten months. On October 7, 2020, the Company entered into a fee settlement agreement Atlas, pursuant to which the Company issued to Atlas 666,666 shares of Common Stock (the “Settlement Shares”) and (ii) pre-funded warrants to purchase 2,072,984 shares of Common Stock (the “Settlement Warrants” and, together with the Settlement Shares and the shares of Common Stock underlying the Settlement Warrants, the “Settlement Securities”) as complete settlement and satisfaction of the Trial Delay Fee for an effective offering price of $0.918 per share, which equals the Minimum Price as defined under Nasdaq Listing Rule 5635(d).

On September 1, 2020, the Company entered into an exchange agreement with Iliad, the holder of 5,524,926 shares (the “Original Shares”) of the Company’s Series A Convertible Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), pursuant to which the Company and Iliad agreed to exchange the Original Shares for (i) 842,500 shares (the “Series C Preferred Shares”) of the Company’s Series C Perpetual Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and (ii) 842,500 shares (the “Series D Preferred Shares” and, together with the Series C Preferred Shares, the “Exchange Shares”) of the Company’s Series D Perpetual Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”).

Between October 8, 2020 and December 28, 2020, the Company entered into privately negotiated exchange agreements with Iliad, pursuant to which the Company issued 8,114,583 shares of Common Stock and pre-funded warrants to purchase 2,352,564 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) in exchange for 572,719 Exchange Shares (collectively, the “Preferred Exchange Transactions”). As a result of the Preferred Exchange Transactions, no Series C Preferred Shares or Series D Preferred Shares remain outstanding.

Between September 23, 2020 and January 4, 2021, the Company entered into privately negotiated exchange agreements with CVP, pursuant to which we issued 7,628,443 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) in exchange for a $7,791,619 reduction in the outstanding balance of the Exchange Notes (collectively, the “Note Exchange Transactions”). As a result of the Note Exchange Transactions, as of January 4, 2021, the Exchange Notes have been repaid in full and are no longer outstanding.

On October 8, 2020, the Company sold to Iliad a royalty interest (the “October 2020 Royalty Interest”) entitling Iliad to $18 million of future royalties on sales of Mytesi (crofelemer) and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $6 million.In December 2020, the Company and CVP entered into a note exchange agreement to which the Company made a prepayment of principal amounting to $1.0 million, in lieu of making cash payments to CVP on Exchange Note 2, by issuing 5,556 shares of the Company’s common stock to CVP on December 31, 2021. The exchange agreement was accounted for as a modification.

On December 22, 2020, the Company sold to Uptown Capital, LLC (“Uptown”), (f/k/a Irving Park Capital, LLC), an affiliate of CVP (“IPC”), a royalty interest (the “December 2020 Royalty Interest”) entitling Uptown to $12 million of future royalties on sales of Mytesi (crofelemer) and certain up- front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $6 million.

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

On January 19, 2021, the Company and Napo issued a secured promissory note (the “Note”) in the aggregate principal amount of $6,220,813 to Streeterville Capital, LLC, an affiliate of CVP (“Streeterville”), pursuant to a note purchase agreement among the same parties dated as of the even date (the “Note Purchase Agreement”), which Note bears interest at 3.25% per annum and matures on January 20, 2025.

On March 8, 2021, the Company sold to Streeterville a royalty interest (the “March 2021 Royalty Interest”) entitling Streeterville to $10 million of future royalties on sales of Mytesi (crofelemer) for the prophylaxis and/or symptomatic relief of inflammatory diarrhea and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $5 million.

Between April 13, 2021 and November 21, 2022, the Company entered into privately negotiated exchange agreements with Iliad, pursuant to which the Company issued 243,304 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange agreement in exchange for a $9,339,699 reduction in the outstanding balance of the October 2020 Royalty Interest. Between March 17, 2023 and March 23, 2023, the Company entered into privately negotiated exchange agreements with Iliad, pursuant to which the Company issued 18,267 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange agreement in exchange for a $1,218,704 reduction in the outstanding balance of the October 2020 Royalty Interest.

Between August 17, 2022 and September 30, 2022, the Company entered into privately negotiated exchange agreements with Streeterville, pursuant to which the Company issued 310,196 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange agreement in exchange for a $5,450,000 reduction in the outstanding balance of the March 2021 Royalty Interest.

On February 8, 2023, Company entered into privately negotiated exchange agreements with Uptown, pursuant to which the Company issued 2,000 shares of Common Stock in the aggregate at an effective price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange agreement in exchange for a $675,000 reduction in the outstanding balance of the December 2020 Royalty Interest. At the time of certain of the above-referenced transactions, CVP and its affiliates held in excess of 5% of our outstanding shares of Common Stock.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with IPC, and (iii) the March 2021 Royalty Interest (together with the October 2020 Royalty Interest and the December 2020 Royalty Interest, the “Royalty Interests”) with Streeterville, pursuant to which the Company was granted the right to exchange from time to time at the Company’s sole discretion, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange (the “Exchange Price”).

On April 14, 2022, the Company and Napo (collectively, the “Borrower”) entered into an amendment (the “Note Amendment”) to the Note with Streeterville, pursuant to which the Borrower was granted the right to exchange from time to time at Borrower’s sole discretion, all or any portion of the Note for shares of the Company’s common stock at a price per share equal to the Exchange Price.

On August 24, 2022, the Company sold to Streeterville a royalty interest (the “August 2022 Royalty Interest”) entitling Streeterville to receive $12 million of future royalties on sales of Mytesi (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4 million.

On October 17, 2022, the Borrower entered into an amendment (the “Global Amendment”) with Streeterville to (i) the Note Purchase Agreement and (ii) the Note, as amended by the Note Amendment, dated as of April 14, 2022. Pursuant to the Global Amendment, (i) Streeterville would, under the Note Purchase Agreement, no longer be entitled to the Return Bonus (as defined in the Note Purchase Agreement) in the event of a sale by Borrower of the program to pursue the TDPRV (as defined in the Note Purchase Agreement); (ii) Borrower might not prepay the Note without Streeterville’s prior written consent; and (iii) the deadline to begin the Phase 1 clinical trial for Lechlemer, as provided in the definition of the term “Trial Failure” in the Note, was extended from July 1, 2022 to July 1, 2023.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. These agreements, among other things, require us or will require us to indemnify each director to the fullest extent permitted by Delaware law, including indemnification of expenses such as expenses, judgments, penalties, fines and amounts paid in settlement to the extent legally permitted incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee or other board committee performing equivalent functions of any entity that has one or more of its executive officers serving on our board of directors or Compensation Committee.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

Current Principal Accountant Fees and Services

RBSM LLP (“RBSM”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2022 and has served as our independent registered public accounting firm since November 22, 2021. The following table represents the aggregate fees billed to us by RBSM in 2021 and 2022 for audit and other services rendered.

	Years ended December 31, 2022	Years ended December 31, 2021
Audit Fees	$250,000	$40,000
Audit Related Fees	15,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$265,000	$40,000

Former Principal Accountant Fees and Services

On November 17, 2021, Mayer Hoffman McCann P.C. (“MHM”) notified us of its decision to resign as the Company’s independent registered public accounting firm, which became effective on November 22, 2021 upon our appointment of RBSM as the Company’s new independent registered public accounting firm. The reports of MHM on our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 contained explanatory paragraphs regarding our ability to continue as a going concern and contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2020 and 2019, and in the subsequent interim period through November 17, 2021, there were no disagreements with MHM on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure. Substantially all of MHM’s personnel who work under the control of MHM shareholders are employees of wholly-owned subsidiaries of CBIZ, Inc., which provide personnel and various services to MHM in an alternative practice structure.

Policy on Audit Committee Preapproval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

As specified in the Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the receipt of such services.

Thus, the Audit Committee approved 100% of the services set forth in the above table prior to the receipt of such services and no services were provided under the permitted de minimis threshold provisions.

The Audit Committee determined that the provision of such services was compatible with the maintenance of the independence of RBSM and MHM.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2023

JAGUAR HEALTH, INC.

By:	/s/ Lisa A. Conte
Lisa A. Conte
Chief Executive Officer& President

