Form 10-Q
period 2023-06-30
Jaguar Health, Inc.
filed 2023-08-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were (i) 19,117,219 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 9 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into nine shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$8,627	$5,469
Accounts receivable	1,397	1,879
Other receivable	161	588
Inventory	8,264	7,024
Prepaid expenses and other current assets	9,778	7,361
Total current assets	28,227	22,321
Property and equipment, net	526	557
Operating lease - right-of-use asset	945	1,140
Intangible assets, net	21,463	22,439
Other assets	1,011	995
Total assets	$52,172	$47,452

Liabilities and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,663	$5,808
Accrued liabilities	10,018	8,165
Operating lease liability, current	515	483
Notes payable, current	13,807	15,883
Total current liabilities	29,003	30,339
Operating lease liability, net of current portion	495	725
Notes payable, net of discount, net of current portion (includes hybrid instrument designated at Fair Value Option amounting to $9.0 million as of June 30, 2023 and $7.8 million December 31, 2022, respectively)	16,846	17,744
Total liabilities	46,344	48,808

Commitments and contingencies (See Note 6)

Stockholders' equity (deficit)
Series B-2 convertible preferred stock: 10,165 shares designated from 4,475,074 preferred stock authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series C perpetual preferred stock: 1,011,000 shares designated from 4,475,074 preferred stock authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series E perpetual preferred stock: 10 shares designated from 4,475,074 preferred stock authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series G convertible preferred stock: $0.0001 par value; 137 and zero shares designated from 4,475,074 preferred stock authorized at June 30, 2023 and December 31, 2022; 137 and zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and zero shares designated from 4,475,074 preferred stock authorized at June 30, 2023 and December 31, 2022; 105 and zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at June 30, 2023 and December 31, 2022; 19,117,218 and 2,182,084 issued and outstanding at June 30, 2023 and December 31, 2022	1	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; 9 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	297,659	266,971
Noncontrolling interest	191	(699)
Accumulated deficit	(291,300)	(266,948)
Accumulated other comprehensive loss	(723)	(680)
Total Stockholders' equity (deficit)	5,828	(1,356)
Total liabilities and Stockholders' equity (deficit)	$52,172	$47,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Product revenue	$2,676	$2,921	$4,648	$5,546
Operating expenses
Cost of product revenue	491	456	836	911
Research and development	4,277	2,451	9,052	7,396
Sales and marketing	1,573	2,144	3,457	4,979
General and administrative	4,437	4,349	9,250	10,493
Total operating expenses	10,778	9,400	22,595	23,779
Loss from operations	(8,102)	(6,479)	(17,947)	(18,233)
Interest expense	(3,453)	(2,536)	(5,634)	(7,358)
Loss on extinguishment of debt	—	—	—	(2,187)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(762)	709	(1,121)	477
Other income (expense)	26	(1,084)	14	(253)
Loss before income tax	(12,291)	(9,390)	(24,688)	(27,554)
Income tax expense	—	—	—	—
Net loss	(12,291)	(9,390)	$(24,688)	$(27,554)
Net loss attributable to noncontrolling interest	(141)	(23)	$(336)	$(201)
Net loss attributable to common stockholders	$(12,150)	$(9,367)	$(24,352)	$(27,353)
Net loss per share, basic	$(0.69)	$(8.77)	$(2.14)	$(29.51)
Net loss per share, diluted	$(0.42)	(8.77)	$(1.42)	(29.51)
Weighted-average common stock outstanding, basic	17,631,514	1,068,267	11,405,153	927,040
Weighted-average common stock outstanding, diluted	29,109,440	1,068,267	17,175,861	927,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(12,291)	$(9,390)	$(24,688)	$(27,554)
Other comprehensive income (loss)	183	—	(49)	—
Net comprehensive loss	$(12,108)	$(9,390)	$(24,737)	$(27,554)
Common stockholders:
Net loss attributable to common stockholders	$(12,150)	$(9,367)	$(24,352)	$(27,353)
Other comprehensive loss attributable to common stockholders
Translation adjustments	161	—	(43)	—
Net income (loss) and comprehensive loss attributable to common stockholders	$(11,989)	$(9,367)	$(24,395)	$(27,353)
Non-controlling interests:
Net loss attributable to non-controlling interests	$(141)	$(23)	$(336)	$(201)
Other comprehensive income (loss) attributable to non-controlling interests
Translation adjustments	22	—	(6)	—
Net loss and comprehensive loss attributable to non-controlling interests	(119)	(23)	$(342)	$(201)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of March 31, 2023	—	$—	—	$—	14,175,741	$1	9	$—	$287,383	$310	$(279,150)	$(884)	$7,660
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	137	—	—	—	—	—	—	—	611	—	—	—	611
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	73	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange of notes payable and accrued interest	—	—	32	—	—	—	—	—	758	—	—	—	758
Common stock issued in At the Market offering, net of issuance and offering costs of $147	—	—	—	—	3,019,477	—	—	—	1,553	—	—	—	1,553
Common stock issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	1,908,651	—	—	—	1,393	—	—	—	1,393
Common stock issued upon exercise of restricted stock units	—	—	—	—	13,149	—	—	—	9	—	—	—	9
Common stock issued to third party for services	—	—	—	—	200	—	—	—	—	—	—	—	—
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Irving in exchange of Standstill	—	—	—	—	—	—	—	—	1,934	—	—	—	1,934
Warrants issued to Iliad in exchange of Standstill	—	—	—	—	—	—	—	—	535	—	—	—	535
Stock-based compensation	—	—	—	—	—	—	—	—	518	—	—	—	518
Net loss	—	—	—	—	—	—	—	—	—	(141)	(12,150)	—	(12,291)
Translation loss	—	—	—	—	—	—	—	—	—	22	—	161	183
Balances as of June 30, 2023	137	$—	105	$—	19,117,218	$1	9	$—	$297,659	$191	$(291,300)	$(723)	$5,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of March 31, 2022	—	$—	—	$—	1,027,652	$—	9	$—	$245,526	$64	$(237,480)	$—	$8,110
Common stock issued in At the Market offering, net of issuance and offering costs of $17	—	—	—	—	90,244	—	—	—	2,453	—	—	—	2,453
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	15,249	—	—	—	467	—	—	—	467
Common stock issued upon exercise of restricted stock units	—	—	—	—	2,323	—	—	—	95	—	—	—	95
Common stock issued to third party for services	—	—	—	—	133	—	—	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	1,017	—	—	—	1,017
Net loss	—	—	—	—	—	—	—	—	—	(23)	(9,367)	—	(9,390)
Balances as of June 30, 2022	—	$—	—	$—	1,135,601	$—	9	$—	$249,563	$41	$(246,847)	$—	$2,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	2,182,084	$—	9	$—	$266,971	$(699)	$(266,948)	$(680)	$(1,356)
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	137	—	—	—	—	—	—	—	611				611
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	73	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange of notes payable and accrued interest	—	—	32	—	—	—	—	—	758	—	—	—	758
Common stock issued in At the Market offering, net of issuance and offering costs of $177	—	—	—	—	13,483,460	1	—	—	19,417	—	—	—	19,418
Common stock issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	2,058,651	—	—	—	2,020	—	—	—	2,020
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	1,370,005	—	—	—	1,275	—	—	—	1,275
Common stock issued upon exercise of restricted stock units	—	—	—	—	13,149	—	—	—	9	—	—	—	9
Common stock issued to other third party for services	—	—	—	—	9,869	—	—	—	166	—	—	—	166
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Iliad in exchange of Standstill	—	—	—	—	—	—	—	—	535	—	—	—	535
Warrants issued to Irving in exchange of Standstill	—	—	—	—	—	—	—	—	1,934	—	—	—	1,934
Stock-based compensation	—	—	—	—	—	—	—	—	998	—	—	—	998
Additional investment from non-controlling interests	—	—	—	—	—	—	—	—	—	1,232	—	—	1,232
Net loss	—	—	—	—	—	—	—	—	—	(336)	(24,352)	—	(24,688)
Translation loss	—	—	—	—	—	—	—	—	—	(6)	—	(43)	(49)
Balances as of June 30, 2023	137	$—	105	$—	19,117,218	$1	9	$—	$297,659	$191	$(291,300)	$(723)	$5,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2022	—	$—	—	$—	644,700	$—	9	$—	$231,105	$242	$(219,494)	$—	$11,853
Common stock issued in At the Market offering, net of issuance and offering costs of $100	—	—	—	—	357,530	—	—	—	11,564	—	—	—	11,564
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	130,582	—	—	—	4,700	—	—	—	4,700
Common stock issued upon exercise of restricted stock units					2,323	—	—	—	95	—	—	—	95
Common stock issued to third party for services	—	—	—	—	466	—	—	—	19	—	—	—	19
Stock-based compensation	—	—	—	—	—	—	—	—	2,080	—	—	—	2,080
Net loss	—	—	—	—	—	—	—	—	—	(201)	(27,353)	—	(27,554)
Balances as of June 30, 2022	—	$—	—	$—	1,135,601	$—	9	$—	$249,563	$41	$(246,847)	$—	$2,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss and comprehensive loss	$(24,737)	$(27,554)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	4,409	6,263
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	1,121	(477)
Depreciation and amortization expense	1,007	984
Stock-based compensation, vested and released restricted stock units and exercised stock options	1,007	2,175
Shares issued in exchange for services	166	19
Amortization of operating lease - right-of-use-asset	165	119
Equity in loss in joint venture	37	—
Loss on extinguishment of debt	—	2,187
Changes in assets and liabilities
Accounts receivable	482	160
Other receivable	436	(200)
Inventory	(1,240)	(1,845)
Prepaid expenses and other current assets	(3,788)	(1,190)
Other assets	(16)	(1,306)
Accounts payable	(1,160)	752
Accrued liabilities	3,285	1,885
Operating lease liability	(175)	(124)
Total cash used in operating activities	(19,001)	(18,152)
Cash flows from investing activities
Purchase of equipment	—	(74)
Costs incurred in software development activities	—	(1,184)
Total cash used in investing activities	—	(1,258)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $177 and $100 in 2023 and 2022, respectively	19,418	11,564
Proceeds from issuance of warrants in PIPE financing, net of issuance and offering costs of $12	1,235	—
Investment from non-controlling interest	1,247	—
Proceeds from issuance of preferred stock in PIPE financing, net of issuance cost of $12	611	—
Payment of Tempesta Note	(50)	(50)
Repayment of insurance financing	(293)	(118)
Total cash provided by financing activities	22,168	11,396
Effects of foreign exchange rate changes on assets and liabilities	(9)	(23)
Net increase in cash	3,158	(8,037)
Cash at beginning of the year	5,469	17,051
Cash at end of the year	$8,627	$9,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Supplemental schedule of cash flow information
Cash paid for interest	$13	$11
Supplemental schedule of non-cash financing and investing activities
Common stock issued to Irving in exchange of notes payable and accrued interest	$2,020	$—
Warrants issued to Irving in exchange of Standstill	$1,934	$—
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	$1,730	$—
Common stock issued to Iliad in exchange of notes payable and accrued interest	$1,275	$4,233
Preferred stock issued to Irving in exchange of notes payable and accrued interest	$758	$—
Warrants issued to Iliad in exchange of Standstill	$535	$—
Umbrella Insurance Financing	$93	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$30	$223
First Insurance Financing	$4	$—

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $291.3 million as of June 30, 2023. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

There has been no material change to the Company's significant accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2022, which was filed to SEC on March 24, 2023.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, changes in convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the three and six months ended June 30, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Non-controlling interest

The Company consolidates the results of Napo Therapeutics, which is owned 88% and 90% of the Company and 12% and 10% of private investors as of June 30, 2023 and December 31, 2022, respectively. The potential voting rights with a certainty of being exercised in its share are included in the ownership percentage. During the six months ended June 30, 2023, an additional investment from a private entity amounting to €1.1 million equivalent to $1.23 million resulted in the increase in non-controlling interest percentage.

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

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of June 30, 2023, and December 31, 2022.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment hasn’t been received 30 days after the contractual due date. The credit loss allowance was immaterial as of June 30, 2023, and December 31, 2022. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2023 and 2022, the Company earned Mytesi revenue primarily from three specialty pharmacies located in the United States, respectively. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Customer 1	29%	34%	27%	34%
Customer 2	54%	53%	52%	53%
Customer 3	—	10%	—	5%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	June 30,	December 31,
	2023	2022
	(unaudited)
Customer 1	29%	38%
Customer 2	58%	54%

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer as well for the supply of finished products for commercialization.

Other Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations including but not limited to war, rapid technological change, obtaining second source suppliers and manufacturers, regulatory approval from the FDA or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

Recent Global Events

Macroeconomic conditions, including the war in Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. The greatest impact was a decline in Europe where the impacts of foreign currency exchange rates, the war in Ukraine, and energy inflation were the greatest. The Company’s partially owned subsidiary in Italy, Napo Therapeutics, does not generate any revenue yet for the three and six months ended June 30, 2023. There were no significant changes in the subsidiary’s operations for the three and six months ended June 30, 2023, because of these recent global events.

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

First Republic, another U.S. regional bank, also experienced large withdrawals of deposits, raising concerns about its financial stability. On May 1, 2023, First Republic was placed under FDIC receivership and the FDIC entered into a purchase and assumption agreement with JPM Chase Bank, N.A. under which JPM Chase Bank, N.A. will assume all of the deposits and substantially all of the assets of First Republic. Although the U.S. Department of Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. As of June 30, 2023, the Company had no cash deposits nor investments within SVB, Signature or First Republic and does not expect any impact from its cash deposits from its financial institutions.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have allowance for inventory obsolescence as of June 30, 2023, and December 31, 2022.

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s had no impairment of long-lived assets for the three and six months ended June 30, 2023 and 2022.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and six months ended June 30, 2023 and 2022.

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

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal health products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies, based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement entered into by the Company and Cardinal Health as of January 16, 2019.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $2.6 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively. Net revenue from the sale of Mytesi were $4.6 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $39,000 and $87,000 for the three months ended June 30, 2023 and 2022, respectively and Neonorm revenues of $18,000 and $15,000 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized Canalevia-CA1 products revenues of $67,000 and $131,000 for the six months ended June 30, 2023 and 2022, respectively and Neonorm revenues of $28,000 and $35,000 for the six months ended June 30, 2023 and 2022, respectively. Revenues are recognized at a point in time upon shipment, which is when title and control is transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as an authorized specialty pharmacy provider of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products to the private company’s specialty pharmacies directly, in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes (“NDCs”) of Mytesi.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $1.5 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $3.5 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License

Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2023 and 2022.

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

For the three and six months ended June 30, 2023, the Company entered into another amendment on the terms of its October 2020 and December 2020 Purchase Agreements (see Note 7).

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

The Company did not modify any equity-classified warrants for the three and six months ended June 30, 2023 and 2022.

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

The Company did not modify any equity-classified preferred stock for the three and six months ended June 30, 2023 and 2022.

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

The Company uses the grant date fair market value of its common stock to determine the grant date fair value of options granted to employees, non-employees and directors. The Company measures and recognizes compensation expense for all stock options and restricted stock units (“RSUs”) granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company believes that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. The determination of the grant date fair value of options using an option pricing model is affected by the Company’s estimated common sstock fair value and requires management to make a number of assumptions including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends.

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

For the three months ended June 30, 2023 and 2022, the amount of other comprehensive gains from translation adjustments were $183,000 and zero, respectively. For the six months ended June 30, 2023 and 2022, the amount of other comprehensive losses from translation adjustments were $49,000 and zero, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of shares of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2022. For the three months and six months ended June 30, 2023, the Company reports a separate basic net loss and diluted loss per share of common stock.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company’s financial statements and related disclosures as of June 30, 2023.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Streeterville note	—	—	8,960	8,960
Total fair value	$—	$—	$8,960	$8,960

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Streeterville note	$—	$—	$7,839	$7,839
Total fair value	$—	$—	$7,839	$7,839

The change in the estimated fair value of Level 3 liabilities is summarized below:

(in thousands)	Streeterville note
Beginning fair value of Level 3 liability	$7,839
Additions	—
Exercises	—
Change in fair value	1,121
Ending fair value of Level 3 liability	$8,960

Warrant Liability

The warrants associated with the Level 3 warrant liability were valued at zero in the Company’s unaudited condensed consolidated balance sheet. Warrants as of June 30, 2023 and December 31, 2022 were computed using the Black-Scholes-Merton pricing model.

Streeterville Note

The fair value of the Streeterville Note at January 13, 2021, date of issuance and as of June 30, 2023 amounting to $6.0 million and $9.0 million, respectively, were based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used derived as follows:

●	Discount rate for the Streeterville note which was determined using a comparison of various effective yields on bonds as of the valuation date
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)
●	Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the note

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2023	2022	to fair value
Risk Adjusted Discount Rate	9.64%-24.00% (25.66%)	11.53%-26.06% (26.06%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $373,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $373,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.18 million.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $9.10 million.

Range of Probability for Timing of Cash Flows: Variations of the terms and conditions of the timing of	0.42%-47.08%	0.39%-46.55%	If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $421,000

cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.	If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.79 million.

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

As of June 30, 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and unpaid principal balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Fair Value Over (Under) Unpaid Principal Balance
At June 30, 2023
Hybrid Instrument:
Streeterville note	$8,960	$6,221	$2,739

4. Balance Sheet Components

Inventory

Inventory at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Raw Material	$2,000	$2,101
Work in Process	5,396	3,599
Finished Goods	868	1,324
Inventory	$8,264	$7,024

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $2.5 million and $2.1 million as of June 30, 2023 and December 31, 2022 are included in the prepayments and other assets account. The Company’s proof-of-concept (“POC”) data is expected to be completed by the end of 2023. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	7	7
Total property and equipment at cost	961	961
Accumulated depreciation	(435)	(404)
Property and equipment, net	$526	$557

Depreciation and amortization expenses were $15,000 and $31,000 for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expenses were $16,000 and $141,000 for the three and six months ended June 30, 2022, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(9,861)	(9,028)
Developed technology, net	15,139	15,972
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(118)	(108)
Trademarks, net	182	192
Internal use software costs - registry	1,236	1,236
Accumulated internal use software costs amortization	(246)	(122)
Internal use software costs - registry, net	990	1,114
Patents	361	361
Accumulated patents amortization	(9)	—
Patents, net	352	361
Total intangible assets, net	$21,463	$22,439

Amortization expense of finite-lived intangible assets was $488,000 and $976,000 for the three and six months ended June 30, 2023, respectively. Amortization expense of finite-lived intangible assets was $422,000 and $843,000 for the three and six months ended June 30, 2022, respectively.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2023:

(in thousands)	Amounts
2023	926
2024	1,952
2025	1,952
2026	1,952
2027	1,952
Thereafter	7,929
$16,663

5. Related Party Transactions

BOD Cash Compensation

The Company makes BOD cash compensation on a quarterly basis based on the Director Compensation Program. For the three months ended June 30, 2023 and 2022, the Company paid approximately $68,000 and $69,000 cash compensation to its directors, respectively. For the six months ended June 30, 2023 and 2022, the Company paid approximately $136,000 and $104,000 cash compensation to its directors, respectively.

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

The table below provided additional details of the office space lease presented in the unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$945	$1,140

Operating lease liability, current	515	483
Operating lease liability, net of current portion	495	725
Total	$1,010	$1,208

Weighted-average remaining life (years)	1.94	2.36
Weighted-average discount rate	16.85%	17.89%

Lease cost included in general and administrative expenses in the unaudited consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 was approximately $212,000 and $421,000, respectively. Lease cost included in general and administrative expenses in the unaudited consolidated statements of comprehensive loss for the three and six months ended June 30, 2022, was approximately $181,000 and $296,000, respectively.

For the six months ended June 30, 2023 and 2022, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $107,000 and $321,000 respectively. Non-cash investing and financing activities for the six months ended June 30, 2023 and 2022, include addition to right-of-use asset obtained from new and modified operating liabilities amounting to $30,000 and $223,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of June 30, 2023.

June 30,
2023
(in thousands)
2023	635
2024	438
2025	67
2026	13
Total undiscounted operating lease payments	1,153
Imputed interest expenses	(143)
Total operating lease liability	1,010
Less: Operating lease liability, current	515
Operating lease liability, net of current portion	$495

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the U.S. Food and Drug Administration, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of June 30, 2023, the remaining commitment is 375 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into another MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium. The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company will pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, that will be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the six months ended June 30, 2023 and 2022, the Company paid Integrium $900,000 and $1.0 million respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the six months ended June 30, 2023 and 2022, the Company paid Glenmark $1.9 million and $1.2 million, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the three and six months ended June 30, 2023 of Magdalena is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2023	2023

(in thousands)	(unaudited)
Revenue	$—	$—
Operating expenses	(15)	(77)
Loss before income tax	(15)	(77)
Income tax expense	—	—
Net loss	$(15)	$(77)
Net loss attributable to the Company	$(6)	$(31)

Contingencies

From time to time, the Company maybe a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed balance sheets as of June 30, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

7. Debt

Notes payable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Royalty Interest	$33,480	$38,931
Streeterville Note	8,960	7,840
Insurance Financing	579	234
Tempesta Note	200	250
	43,219	47,255
Less: unamortized discount and debt issuance costs	(12,566)	(13,628)
Note payable, net of discount	$30,653	$33,627
Notes payable - non-current, net	$16,846	$17,744
Notes payable - current, net	$13,807	$15,883

Future maturities of the notes payable not designated at FVO as of June 30, 2023 are as follows:

(in thousands)	Amounts
Periods ended June 30,
2024	$13,807
2025	29,412
2026	—
43,219
Less: unamortized discount and debt issuance costs	(12,566)
Total	$30,653

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

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown and Streeterville (collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (c) and the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 826,738 shares of the common stock, (ii) Uptown warrants to purchase up to 1,097,756 shares of the common stock, and (iii) Streeterville warrants to purchase up to 1,892,808 shares of the common stock, at an exercise price of $0.48 per share. On June 28, 2023, the Company entered into the first amendment to the Standstill Agreement, pursuant to which the Standstill Agreement was amended to, among other things, permit (i) the Company to issue an aggregate of 105 shares of the Company’s Series H Convertible Preferred Stock to Investor in exchange for a $756,992 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1,726,888 reduction in the outstanding balance of the August 2022 Royalty Interest (the “Exchange Transaction”) without triggering the termination of the Standstill Period, and (ii) Investor to (A) consummate the Exchange Transaction during the Standstill Period and (B) sell all shares of the Company’s common stock beneficially owned by Investor immediately prior to the consummation of the Exchange Transaction during the Standstill Period.

On June 30, 2023, the Company entered into a binding memorandum of understanding (the “Binding MOU”) with the Investor to modify the allocation of the warrants as set forth in the Standstill Agreement such that the Company issued (i) Iliad warrants to purchase up to 1,711,954 shares of the common stock and (ii) Uptown warrants to purchase up to 2,105,348 shares of the common stock, and no warrants were issued to Streeterville under the Standstill Agreement.

As of June 30, 2023, the forecasted future revenues changed which resulted in a new discount rate of 40.49%.

Interest expense for the three and six months ended June 30, 2023, was $693,000 and $1.3 million, respectively. Interest expense for the three and six months ended June 30, 2022 was $737,000 and $2.1 million, respectively. As of June 30, 2023 and December 31, 2022, the carrying value of the debt is $5.6 million and $7.3 million, respectively.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Uptown Capital, LLC(f/k/a Irving Park Capital, LLC) (“Uptown”), a company affiliated with CVP, pursuant to which the Company sold to Uptown a royalty interest entitling Uptown to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and/or distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million (the “December 2020 Royalty Interest”).

Until such time as the Royalty Repayment Amount has been paid in full, the Company will pay Uptown 10% of the Company’s Net Sales on Included Products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors, but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses (the “Royalty Payments”). Beginning on the payment start date of March 8, 2024 and continuing until the 12-month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Uptown is entitled to for such month.

The December 2020 Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Uptown will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%.

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

On February 8, 2023, the Company entered into an exchange agreement with Uptown, pursuant to which the parties agreed to partition $675,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 150,000 shares of the Company’s stock. The exchange consisted of Uptown surrendering the partitioned royalty in exchange for the exchange shares.

On May 8, 2023, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1,073,807 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,908,651 shares of the Company’s common stock. The exchange was accounted for as a modification as of June 30, 2023.

On May 8, 2023, the Company entered into the Standstill Agreement as described further above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

As of June 30, 2023, the forecasted future revenues changed which resulted to a new discount rate of 68.88%.

Interest expense for the three and six months ended June 30, 2023 was $918,000 million and $2.0 million, respectively. Interest expense for the three and six months ended June 30, 2022 was $962,000 and $1.7 million, respectively. As of June 30, 2023 and December 31, 2022, the carrying value of the debt is $6.7 million and $10.0 million, respectively.

March 2021 Purchase Agreement

On March 8, 2021, the Company entered into a purchase agreement (the “March 2021 Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), a company affiliated with CVP, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million (the “March 2021 Royalty Interest”). Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.

The Company will be obligated to make minimum royalty payments on a monthly basis beginning at the earlier of (a) 36 months following the closing date or (b) 30 days following the satisfaction of all existing royalties to Streeterville, and its affiliates namely Iliad and Uptown, but not earlier than 18 months following the closing date in an amount equal to the greater of (i) $250,000 beginning on the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 6-month anniversary of the royalty payment start date, $400,000 beginning on the 6-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 12-month anniversary of the royalty payment start date, $600,000 beginning on the 12-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 18-month anniversary of the royalty payment start date, $750,000 beginning on the 18-month anniversary of the royalty payment start date and continuing until the royalty repayment amount has been paid in full, and (ii) 10% of the Company’s net sales on included products, 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses or associated with the license of Included Products from the Company to Napo EU, including but not limited to the upfront fee payable by Napo EU to Napo for included products and Crofelemer for other indications; and 50% of royalties collected from licenses of the included products to third parties.

The March 2021 Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount, at initial recognition. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate, and because the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%. As of June 30, 2023, the forecasted future revenues changed which resulted to a new discount of 19.14%.

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

On September 30, 2022, the Company entered into an exchange agreement with Streeterville, pursuant to which the parties agreed to partition $2.0 million from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 156,863 shares of the Company’s common stock. The exchange consisted of Streeterville surrendering the partitioned royalty in exchange for the exchange shares. The exchange was accounted for as a debt modification and resulted to a reduction in the outstanding balance of the royalty interest amounting to $2.0 million. As of June 30, 2023, the forecasted future revenues changed which resulted to a new discount of 53.85%

Interest expense for the three and six months ended June 30, 2023 was $497,000 and $944,000, respectively. Interest expense for the three and six months ended June 30, 2022 was $595,000 and $1.0 million, respectively. As of June 30, 2023 and December 31, 2022, the carrying value of the debt is $3.8 million and $3.1 million, respectively.

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement (the “August 2022 Purchase Agreement”) with Streeterville, pursuant to which the Company sold to Streeterville a royalty interest to receive $12.0 million (the “August 2022 Royalty Interest”) of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company will use the proceeds to support the ongoing pivotal phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest will accrue on the Royalty Repayment Amount at a rate of 5% per annum from the closing of the Royalty Financing until the one-year anniversary of such closing and 10% per annum thereafter, simple interest computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Pursuant to the terms of the August 2022 Royalty Interest, the Company has the right to exchange from time to time at the Company’s sole discretion all or any portion of the Royalty Interest for shares of common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 55.97%.

Interest expense for the three and six months ended June 30, 2023 was $979,000 and $1.8 million, respectively. Interest expense for the three and six months ended June 30, 2022 was zero. As of June 30, 2023 and December 31, 2022, the carrying value of the debt is $4.7 million and $4.8 million, respectively.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2023, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of June 30, 2023, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the fewer of 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2023, no default has occurred.

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

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. On June 30, 2023 and December 31, 2022, the fair value was determined to be $9.0 million and $7.8 million respectively. For the three and six months ended June 30, 2023, the net increase in the fair value of $762,000 and $1.1 million, respectively. For the three and six months ended June 30, 2022, the net decrease in the fair value was $709,000 and $477,000, respectively. The net decrease in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of comprehensive loss.

Insurance Financing

March 2023 First Insurance Financing

In March 2023, the Company entered into a premium finance agreement for $98,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 8.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2023, was $1,000. The financing balance was $62,000 as of June 30, 2023.

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2023, was $5,000. The financing balance was $517,000 as of June 30, 2023.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1,

2020 until the Note is paid in full. Interest expense for the three and six months ended June 30, 2023 was $1,000 and $3,000 respectively. Interest expense for the three and six months ended June 30, 2022 was $2,000 and $5,000, respectively. At June 30, 2023 and December 31, 2022, the net carrying value of the note was $200,000 and $250,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(unaudited)
Warrants outstanding, beginning balance	7,505	7,513
Issuances	10,667,302	—
Exercises	—	—
Expirations and cancelations	—	(8)
Warrants outstanding, ending balance	10,674,807	7,505

PIPE Warrants

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 137 shares (the “Preferred Shares”) of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 6,850,000 shares of the Company’s common stock, at an exercise price of $0.48 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”). The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes.

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

The PIPE Purchase Agreement provides that during the period commencing on the signing of the PIPE Purchase Agreement and ending October 22, 2023, the Company will not effect or enter into any agreement to (i) issue securities in exchange for any securities of the Company issued and outstanding on the date of the PIPE Purchase Agreement pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), or (ii) effect issuance by the Company of common stock or Common Stock Equivalents (as defined in the PIPE Purchase Agreement), subject to certain customary exceptions set forth in the PIPE Purchase Agreement including, among others, issuance of shares of common stock pursuant to the At The Market Offering Agreement, dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc., as amended (the “Ladenburg Thalmann ATM”), provided that such issuance in the Ladenburg Thalmann ATM has consented.

As of June 30, 2023, the warrants were valued at $4.6 million using the Black-Scholes option pricing model as follows: exercise price of $0.48 per share, stock price of $0.72 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in-capital.

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 1,711,954 shares of the common stock, and (ii) Uptown warrants to purchase up to 2,105,348 shares of the common share, at an exercise price of $0.48 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024 and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date.

As of June 30, 2023, the warrants were valued at $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $0.48 per share, stock price of $0.73 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in-capital.

9. Preferred Stock

At June 30, 2023 and December 31, 2022 preferred stock consisted of the following:

June 30, 2023
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	—
E	10	—	—	—
G and H	242	242	—	—
Total	1,021,417	242	$—	$—

December 31, 2022
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Authorized	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	—
E	10	—	—	—
G and H	—	—	—	—
Total	1,021,175	—	$—	$—

The Company is authorized to issue a total of 4,475,074 shares of its preferred stock as of June 30, 2023, and December 31, 2022 with a total of 1,021,417 shares and 1,021,175 shares designated to specific Series as of
June 30, 2023 and December 31, 2022, respectively.

Series B-2 Convertible Preferred Stock

In December 2019, the Company entered into an exchange agreement with Oasis Capital, pursuant to which Oasis Capital gave up (i) its remaining unexercised Prepaid Forward contracts exercisable for 412,074 shares of the Company’s common stock and (ii) 231,709 shares of common stock held as an investment by Oasis Capital, in exchange for 10,165 shares of the Company’s Series B-2 Convertible Preferred Stock.

In January 2020, a holder of the Series B-2 Convertible Preferred Stock converted 2,631 preferred shares into 166,630 shares of common stock. In October 2020, the Company entered into an exchange agreement with Oasis Capital pursuant to which the Company agreed to issue 166,728 shares of common stock in exchange for 975 shares of the Series B-2 Convertible Preferred Stock. The exchange agreement was accounted for as a modification. In December 2020, an investor converted the remaining 6,559 Series B-2 Convertible Preferred Stock into a total of 415,403 shares of the Company’s common stock. As a result, no shares of Series B-2 Preferred Stock remain outstanding.

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

The preferred stock has been classified as permanent stockholders' equity in accordance with authoritative guidance for the classification and measurement of perpetual shares without mandatory redemption period because the redemption option was ultimately in the control of the Company. There were no series C Preferred Shares outstanding at June 30, 2023 and 2022.

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

Series G Preferred Stock

On May 8, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue to such investors (i) 137 shares of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 6,850,000 shares of the Company’s common stock, at an exercise price of $0.48 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”).

Series H Preferred Stock

On June 28, 2023, the Company entered into (i) a privately negotiated exchange agreement with Uptown (the “Uptown Exchange Agreement”), pursuant to which the Company issued an aggregate of 32 shares of the Company’s newly authorized Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Uptown Exchange Agreement, in exchange for a $756,992.00 reduction in the outstanding balance of the December 2020 Royalty Interest, and (ii) a privately negotiated exchange agreement with Streeterville (the “Streeterville Exchange Agreement;” together with the Uptown Exchange Agreement, the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 73 shares of Series H Convertible Preferred Stock to Streeterville, at an effective exchange price per share equal to the market price as of the date of the Streeterville Exchange Agreement, in exchange for a $1,726,888 reduction in the outstanding balance of the August 2022 Royalty Interest.

10. Stockholders' Equity

As of June 30, 2023 and December 31, 2022, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2023	2022
	(unaudited)
Options issued and outstanding	26,264	26,533
Inducement options issued and outstanding	1,525	1,546
Options available for grant under stock option plans	602,379	122,978
Restricted stock unit awards issued and outstanding	35,278	44,865
Warrants issued and outstanding	10,674,807	7,505
Total	11,340,253	203,427

Common Stock

The holders of common stock are entitled to one vote for each share of common stock held. The common shareholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors.

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

At a special meeting of stockholders of the Company held on September 30, 2022 (the “Special Meeting”), the Company’s stockholders approved an amendment (the “Sixth Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation (the “COI”) to effect an increase in the number of authorized shares of the

Company’s voting common stock, from 150,000,000 to 298,000,000 shares of common stock (the “Authorized Share Increase”) on September 30, 2022.

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

The Company is now authorized to issue a total number of 352,475,074 stock, of which 298,000,000 shares are common stock, 50,000,000 are non-voting common share and 4,475,074 are preferred stock.

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

On January 20, 2023, the Company approved a seventh amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-75 reverse stock split of the Company’s issued and outstanding shares of voting common share, effective January 23, 2023. Upon effectivity, every seventy-five shares of the Company’s issued outstanding common share immediately prior to the effective time shall automatically be reclassified into one share of common share without any change in the par value per share.

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

During the six months ended June 30, 2023, the Company issued an aggregate of 13,483,460 shares under the ATM Agreement for total net proceeds of $19.4 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and six months ended June 30, 2023, noncontrolling interest decreased by $118,000 and increased by $891,000, respectively. During the three and six months ended June 30, 2022, noncontrolling interest decreased by $23,000 and $201,000, respectively due to the share in net comprehensive loss on Napo Therapeutics’ financial performance.

11. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were zero and two shares outstanding as at June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, there were 26,264 options outstanding and 103,904 options available for grant. As of December 31, 2022, there were 26,533 options outstanding and 116,011 options available for grant.

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

As of June 30, 2023, there were 1,525 options outstanding and 498,475 options available for grant. As of December 31, 2022, there were 1,546 options outstanding and 6,967 options available for grant. The Company authorized an additional 491,487 shares for the stock incentive plans.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the three and six months ended June 30, 2023 and year ended December 31, 2022:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2022	8,417	33,286	6,499	$707.97	8.35	$3
Additional shares authorized	151,079	—	—	—		—
Options granted	(44)	44	—	23.46		—
Options exercised	—	—	—	—		—
Options canceled	5,251	(5,251)	—	418.34		—
RSUs granted	(41,725)	—	41,725	—		—
RSUs vested and released	—	—	(2,516)	—		—
RSUs cancelled	—	—	(843)	—		—
Outstanding at December 31, 2022	122,978	28,079	44,865	$592.73	7.19	$—
Additional shares authorized	491,487	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	290	(290)	—	323.12	—	—
RSUs granted	(12,376)	—	12,376	—	—	—
RSUs vested and released	—	—	(13,149)	—	—	—
RSUs cancelled	—	—	(8,814)	—	—	—
Outstanding at June 30, 2023	602,379	27,789	35,278	$595.55	6.73	$—
Exercisable at June 30, 2023		26,792		$604.47	6.69	$—
Vested and expected to vest at June 30, 2023		27,721		$596.13	6.73	$—

*Fair market value of Jaguar stock on June 30, 2023 was $0.52 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the six months ended June 30, 2023 and year ended December 31, 2022 were zero.

The weighted average grant date fair value of stock options granted was zero and $22.04 per share during the six months ended June 30, 2023, and for the year ended December 31, 2022, respectively.

The number of options that vested for the six months ended June 30, 2023 and for the year ended December 31, 2022 was 937 and 7,492, respectively. The grant date weighted average fair value of options that vested for the six months ended June 30, 2023, and for the year ended December 31, 2022 was $238.60 and $304.57, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and six months ended June 30, 2023 and 2022, and are included in the unaudited condensed consolidated comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Research and development expense	$257	$365	$484	$713
Sales and marketing expense	86	120	115	202
General and administrative expense	175	532	399	1,165
Total	$518	$1,017	$998	$2,080

As of June 30, 2023, the Company had $294,000 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 0.83 years.

The fair value of options granted during the six months ended June 30, 2023 and 2022, respectively, were calculated using the range of assumptions set forth below:

	June 30,	December 31,
	2023	2022
	(unaudited)
Volatility	—	164.0%
Expected term (years)	—	5.0
Risk-free interest rate	—	3.2%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through June 30, 2023.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders (basic)	$(12,150)	$(9,367)	$(24,352)	$(27,353)
Net loss attributable to common stockholders (diluted)	$(12,150)	$(9,367)	$(24,352)	$(27,353)
Shares used to compute net loss per common stock, basic	17,631,514	1,068,267	11,405,153	927,040
Shares used to compute net loss per common stock, diluted	29,109,440	1,068,267	17,175,861	927,040
Net loss per share attributable to common stockholders, basic	$(0.69)	$(8.77)	$(2.14)	$(29.51)
Net loss per share attributable to common stockholders, diluted	$(0.42)	$(8.77)	$(1.42)	$(29.51)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock, convertible preferred stock, and certain common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potentially dilutive securities which include Standstill warrants, PIPE warrants and convertible preferred stock have been included in the computation of diluted net loss per share as they are dilutive. Other common stock equivalents were excluded because their effect is anti-dilutive. For the prior periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

The following are the common stock equivalents of the Company for the six months ended June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(unaudited)
Options issued and outstanding	26,264	26,533
Inducement options issued and outstanding	1,525	1,546
Restricted stock units issued and outstanding	35,278	44,865
Warrants issued and outstanding	10,674,807	7,505
Total	10,737,874	80,449

Only the Standstill warrants and the PIPE warrants exercisable for to 10,667,302 shares of common stock are included in the dilutive loss per share computation.

As of August 14, 2023, there were no shares of common stock issued after the balance sheet date.

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

The Company's reportable segments net revenues and net loss for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenue from external customers
Human Health	$2,627	$2,819	$4,553	$5,380
Animal Health	49	102	95	166
Consolidated Totals	$2,676	$2,921	$4,648	$5,546

Segment net loss
Human Health	$(4,576)	$372	$(11,115)	$(9,596)
Animal Health	(7,715)	(9,762)	(13,573)	(17,958)
Consolidated Totals	$(12,291)	$(9,390)	$(24,688)	$(27,554)

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Segment assets
Human Health	$40,819	$40,898
Animal Health	145,152	128,607
Total	$185,971	$169,505

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
(in thousands)	2023	2022
	(unaudited)
Total assets for reportable segments	$185,971	$169,505
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(104,567)	(92,821)
Consolidated Totals	$52,172	$47,452

14. Subsequent Events

There were no subsequent events as of June 30, 2023.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human pharmaceuticals from plants harvested responsibly from rainforest areas. Our crofelemer drug product candidate is the subject of the OnTarget study, an ongoing pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. As announced, Jaguar achieved a major milestone with completion of patient enrollment in OnTarget. Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021 that focuses on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”). Jaguar Animal Health is a tradename of Jaguar Health.

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

Crofelemer was granted ODD by the U.S. FDA in February 2023 for MVID and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for SBS by the EMA in December 2021 and by the FDA in August 2017. In June 2023, Napo submitted an IND application to the U.S. FDA for new Crofelemer powder for oral solution formulation for the treatment of MVID. Jaguar and Napo Therapeutics plan to support third-party investigator-initiated proof-of-concept (“POC”) studies of crofelemer in patients with SBS with intestinal failure or CDD, focused on obtaining POC data showing reduction of requirements of parenteral support, including parenteral nutrition and/or IV fluids. In accordance with the guidelines of specific European Union countries, publications of data from POC trials could support participation in early patient access programs for crofelemer for SBS or CDD, potentially in 2024, especially for patients with intestinal failure requiring parenteral support. Participation in early access programs, which do not exist in the United States, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs.

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

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug which has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Crofelemer is in development for multiple possible follow-on indications, including for our lead Phase 3 program in CTD, investigating prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in diarrhea-predominant irritable bowel syndrome (“IBS-D”) and being evaluated for chronic idiopathic/functional diarrhea in investigator-initiated trials.

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for adults with SBS with intestinal failure and for pediatric MVID patients.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $24.7 million and $27.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had a total stockholders' equity of $5.8 million, an accumulated deficit of $291.3 million, and cash of $8.6 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal for the six months ended June 30, 2023 and 2022.

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

Results of Operations

Comparison for the six months ended June 30, 2023 and 2022

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Product revenue	$4,648	$5,546	$(898)	(16.2)%
Operating Expenses
Cost of product revenue	836	911	(75)	(8.2)%
Research and development	9,052	7,396	1,656	22.4%
Sales and marketing	3,457	4,979	(1,522)	(30.6)%
General and administrative	9,250	10,493	(1,243)	(11.8)%
Total operating expenses	22,595	23,779	(1,184)	(5.0)%
Loss from operations	(17,947)	(18,233)	286	(1.6)%
Interest expense	(5,634)	(7,358)	1,724	(23.4)%
Loss on extinguishment of debt	—	(2,187)	2,187	(100.0)%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(1,121)	477	(1,598)	(335.0)%
Other income (expense)	14	(253)	267	(105.5)%
Loss before income tax	(24,688)	(27,554)	2,866	(10.4)%
Income tax expense	—	—	—	100.0%
Net loss	$(24,688)	$(27,554)	$2,866	(10.4)%
Net loss attributable to noncontrolling interest	(336)	(201)	(135)	67%
Net loss attributable to common stockholders	$(24,352)	$(27,353)	$3,001	(11)%

Revenue

Product revenue

Sales discounts were $515,000 and $638,000 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $123,000.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.0 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Gross product sales
Mytesi	$6,209	$7,066	$(857)	(12.1)%
Canalevia	67	131	(64)	(48.9)%
Neonorm	28	35	(7)	(20.0)%
Total gross product sales	6,304	7,232	(928)	(12.8)%
Medicaid rebates	(1,017)	(1,027)	10	(1.0)%
Sales discounts	(515)	(638)	123	(19.3)%
Sales returns	(124)	(21)	(103)	490.5%
Net product sales	$4,648	$5,546	$(898)	(16.2)%

Our gross product revenues were $6.3 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $67,000 and $131,000 for the six months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses for Canalevia products are not significant during 2023.

Our Neonorm product revenues were $28,000 and $35,000 for the six months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses for Neonorm products are not significant during 2023 and during the same period in 2022.

Cost of Product Revenue

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Cost of Product Revenue
Material cost	$407	$523	$(116)	(22.2)%
Direct labor	544	326	218	66.9%
Royalties	17	20	(3)	(15.0)%
Distribution fees	(32)	7	(39)	(557.1)%
Other	(100)	35	(135)	(385.7)%
Total	$836	$911	$(75)	(8.2)%

The decrease on cost of product revenue of $75,000 for the month six months ended June 30, 2023 compared to 2022 was primarily due to:

●	Direct labor increased $218,000 from $326,000 for the six months ended June 30, 2022, to $544,000 in 2023, due to increased resources in manufacturing.
●	Material cost decreased $116,000 from $523,000 for the six months ended June 30, 2022, to $407,000 in 2023, due to decreased in volume of materials used in manufacturing.
●	Other costs decreased $135,000 from $35,000 for the six months ended June 30, 2022, to negative $100,000 in the same period in 2023 due to additions in write-offs of non-conforming inventory.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the six months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$3,205	$2,497	$708	28.4%
Personnel and related benefits	2,949	2,911	38	1.3%
Stock-based compensation	484	713	(229)	(32.1)%
Materials expense and tree planting	185	141	44	31.2%
Travel, other expenses	214	74	140	189.2%
Other	2,015	1,060	955	90.1%
Total	$9,052	$7,396	$1,656	22.4%

The increase in R&D expense of $1.7 million for the six months ended June 30, 2023 compared to the same period in 2022 was largely due to:

●	Clinical and contract manufacturing expenses increased $708,000 from $2.5 million for the six months ended June 30, 2022 to $3.2 million in the same period in 2023 largely due to increased clinical trial activities related to start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/lechlemer research expenses.
●	Stock-based compensation decreased $229,000 from $713,000 in the six months ended June 30, 2022 to $484,000 in the same period in 2023 primarily due to fewer options and RSUs granted during the period as compared to 2022.
●	Materials expense and tree planting increased $44,000 from $141,000 for the six months ended June 30, 2022 to $185,000 in the same period in 2023 primary due to higher number of activities involving tree planting activities.
●	Personnel and related benefits increased by $38,000 from $2.9 million for the six months ended June 30, 2022, to $3.0 million in the same period in 2023 due to increased costs of benefits and resources.

●	Travel, and other expenses increased $140,000 from $74,000 for the six months ended June 30, 2022 to $214,000 in the same period in 2023 primarily due to more travel activities with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees increased by $955,000 from $1.1 million for the six months ended June 30, 2022 to $2.0 million in the same period in 2023, largely from increased CTD activities.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,502	$1,845	$(343)	(18.6)%
Direct marketing fees and expense	1,074	2,124	(1,050)	(49.4)%
Stock-based compensation	115	202	(87)	(43.1)%
Other	766	808	(42)	(5.2)%
Total	$3,457	$4,979	$(1,522)	(30.6)%

The decrease in S&M expense of $1.5 million for the six months ended June 30, 2023 compared to the same period in 2022 was largely due to:

●	Direct marketing fees and expenses decreased $1.1 million from $2.1 million for the six months ended June 30, 2022 to $1.1 million in the same period in 2023 due to decreased patient access programs and other Mytesi marketing initiatives.
●	Personnel and related benefits decreased $343,000 from $1.8 million for the six months ended June 30, 2022 to $1.5 million in the same period in 2023 due to decreased bonuses and other related benefits in sales and marketing.
●	Stock-based compensation decreased $87,000 from $202,000 for the six months ended June 30, 2022 to $115,000 in the same period in 2023 primarily due to fewer options and RSUs granted during the period.

●	Other expenses decreased $42,000 from $808,000 for the six months ended June 30, 2022 to $766,000 in the same period in 2023 due to lower consulting and contractor services and a greater number of travels for sales and marketing personnel.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,563	$2,896	$(333)	(11.5)%
Public company expense	805	1,607	(802)	(49.9)%
Stock-based compensation	399	1,165	(766)	(65.8)%
Legal services	1,366	1,161	205	17.7%
Third-party consulting services	419	416	3	0.7%
Audit, tax and accounting services	415	401	14	3.5%
Travel, other expenses	240	198	42	21.2%
Rent and lease expense	421	296	125	42.2%
Other	2,622	2,353	269	11.4%
Total	$9,250	$10,493	$(1,243)	(11.8)%

The decrease in G&A expenses of $1.2 million for the six months ended June 30, 2023 compared to the same period in 2022 was largely due to:

●	Public company expense decreased $802,000 from $1.6 million for the six months ended June 30, 2022 to $805,000 in the same period in 2023 due less investor relations and communications consulting expenses, and no expense related to the annual shareholder meeting.
●	Stock-based compensation decreased $766,000 from $1.2 million for the six months ended June 30, 2022 to $399,000 in the same period in 2023 primarily due to fewer options and RSUs granted during the period.
●	Personnel and related benefits decreased $333,000 from $2.9 million for the six months ended June 30, 2022 to $2.6 million in the same period in 2023 due to lower headcount.
●	Other expenses increased $269,000 from $2.4 million for the six months ended June 30, 2022 to $2.6 million in the same period in 2023 due to the external cost incurred largely due to depreciations and amortizations.
●	Legal services increased $205,000 from $1.2 million six months ended June 30, 2022 to $1.4 million in the same period in 2023 due increased legal consultancy services incurred in general and administrative expenses.
●	Rent and lease expense increased $125,000 from $296,000 for the six months ended June 30, 2022 to $421,000 in the same period in 2023 primarily due to increase in fees related to occupancy of new spaces and use of vehicles.

Interest Expense, net

Interest expense decreased $1.7 million from $7.4 million for the six months ended June 30, 2022 to $5.6 million for the same period in 2023 primarily due to royalty interest agreements to allow the Company to refrain from making royalty payments with respect to the outstanding royalty interests.

Loss on Extinguishment of Debt

The amount of loss on extinguishment of debt is zero and $2.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $1.6 million from a gain of $477,000 for the six months ended June 30, 2022, to a loss of $1.1 million for the same period in 2023 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
	2023	2022	Variance	Variance %
(in thousands)
Product revenue	$2,676	$2,921	$(245)	(8.4)%
Operating expenses
Cost of product revenue	491	456	35	7.7%
Research and development	4,277	2,451	1,826	74.5%
Sales and marketing	1,573	2,144	(571)	(26.6)%
General and administrative	4,437	4,349	88	2.0%
Total operating expenses	10,778	9,400	1,378	14.7%
Loss from operations	(8,102)	(6,479)	(1,623)	25.1%
Interest expense	(3,453)	(2,536)	(917)	36.2%
Other income (expense)	26	(1,084)	1,110	(102.4)%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(762)	709	(1,471)	(207.5)%
Loss before income tax	(12,291)	(9,390)	(2,901)	30.9%
Income tax expense	—	—	—	100.0%
Net loss	(12,291)	(9,390)	(2,901)	31%
Net loss attributable to noncontrolling interest	(141)	(23)	(118)	513%
Net loss attributable to common stockholders	(12,150)	(9,367)	(2,783)	30%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Gross product sales
Mytesi	$3,412	$3,671	$(259)	(7.1)%
Canalevia	39	87	(48)	(55.2)%
Neonorm	10	15	(5)	(33.3)%
Total gross product sales	3,461	3,773	(312)	(8.3)%
Medicaid rebates	(457)	(523)	66	(12.6)%
Sales discounts	(212)	(318)	106	(33.3)%
Sales returns	(116)	(11)	(105)	954.5%
Net product sales	$2,676	$2,921	$(245)	(8.4)%

Our gross product revenues were $3.5 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Canalevia product was recently launched in 2022 with revenues of $39,000 and $87,000 for the three months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses for Canalevia products are not significant during 2023.

Our Neonorm product revenues were $10,000 and $15,000 for the three months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses for Neonorm products are not significant during 2023 and during the same period in 2022.

Cost of Product Revenue

Cost of product revenue increased by $35,000 from $456,000 in the three months ended June 30, 2022 to $491,000 for the same period in 2023. The increase of $35,000 in cost of product revenue over the period was largely attributable to the increase in labor costs.

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Cost of Product Revenue
Material cost	$219	$273	$(54)	(19.8)%
Direct labor	262	164	98	59.8%
Royalties	17	12	5	41.7%
Distribution fees	(30)	—	(30)	—%
Other	23	7	16	228.6%
Total	$491	$456	$35	7.7%

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$958	852	$106	12.4%
Personnel and related benefits	1,501	909	592	65.1%
Stock-based compensation	257	365	(108)	(29.6)%
Materials expense and tree planting	89	70	19	27.1%
Travel, other expenses	154	53	101	190.6%
Other	1,318	202	1,116	552.5%
Total	$4,277	$2,451	$1,826	74.5%

The change in R&D expense of $1.8 million for the three months ended June 30, 2023 compared the same period in 2023 was due primarily to:

●	Personnel and related benefits increased $592,000 from $909,000 in the three months ended June 30, 2022 to $1.5 million in the same period in 2023 due to higher personnel compensation expenses related to research and development.

●	Clinical and contract manufacturing expense increased $106,000 from $852,000 in the three months ended June 30, 2022 to $958,000 in the same period in 2023 primarily due to increased clinical trial activities related CTD activities and other indications.

●	Stock-based compensation decreased $108,000 from $365,000 in the three months ended June 30, 2022 to $257,000 primarily due to fewer options and RSUs granted during the period as compared to 2022.

●	Travel, other expenses increased $101,000 from $53,000 in the three months ended June 30, 2022 to $154,000 in the same period in 2023 due to increased travels related to research and development.

●	Other expenses consisting primarily of consulting, formulation and regulatory fees increased $1.1 million from $202,000 in the three months ended June 30, 2022 to $1.3 million in the same period in 2023. Consulting expenses increased due to increase in clinical trial consultants, largely CTD-related. Direct R&D testing costs also increased due to increase in R&D work.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$609	$688	$(79)	(11.5)%
Direct marketing fees and expense	509	1,023	(514)	(50.2)%
Stock-based compensation	86	120	(34)	(28.3)%
Other	369	313	56	17.9%
Total	$1,573	$2,144	$(571)	(26.6)%

The change in S&M expense of $571,000 in the three months ended June 30, 2023 compared to the same period in 2022 was due primarily to:

●	Direct marketing fees and expenses decreased $514,000 from $1.0 million in the three months ended June 30, 2022 to $509,000 in the same period in 2023 due to decrease patient access programs and other Mytesi marketing initiatives.

●	Personnel and related benefits decreased $79,000 from $688,000 in the three months ended June 30, 2022 to $609,000 in the same period in 2023 due to decrease in personnel within Commercial Operations.

●	Stock-based compensation decreased $34,000 from $120,000 in the three months ended June 30, 2022 to $86,000 in the same period in 2023 due to decrease in the volume of option grants restricted stock units granted in the second quarter of 2023 related to sales and marketing personnel.

●	Other expenses increased $56,000 from $313,000 in the three months ended June 30, 2022 to $369,000 in the same period in 2023 largely due to additional marketing consulting costs.

General and Administrative

The following table presents the components of G&A expense for the three months ended June 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,353	$1,102	$251	22.8%
Public company expense	316	859	(543)	(63.2)%
Stock-based compensation	175	532	(357)	(67.1)%
Legal services	655	639	16	2.5%
Third-party consulting services	277	38	239	628.9%
Audit, tax and accounting services	99	169	(70)	(41.4)%
Travel, other expenses	165	41	124	302.4%
Rent and lease expense	212	181	31	17.1%
Other	1,185	788	397	50.4%
Total	$4,437	$4,349	$88	2.0%

The change in G&A expenses of $88,000 in the three months ended June 30, 2023 compared to the same period in 2022 was due primarily to:

●	Public company expense decreased $543,000 from $859,000 for the three months ended June 30, 2022 to $316,000 in the same period in 2023 largely attributable to the decrease in investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.

●	Stock-based compensation expense decreased $357,000 from $532,000 in the three months ended June 30, 2022 to $175,000 in the same period in 2023 due to the decrease in the volume of option grants restricted stock units granted in the second quarter of 2023 related to finance and administrative personnel.

●	Personnel and related benefits increased $251,000 from $1.1 million for the three months ended June 30, 2022 to $1.3 million in the same period in 2023 largely attributable to the increase in compensation and related benefits incurred in relation to general and administrative expenses.

●	Audit, tax and accounting services fees decreased $70,000 from $169,000 in the three months ended June 30, 2022 to $99,000 in the same period in 2023 mostly due to the decreased audit fees related to collaboration agreements and complex debt and equity transactions.

●	Third-party consulting services fees increased $239,000 from $38,000 in the three months ended June 30, 2022 to $277,000 in the same period in 2023 due to the higher consulting services incurred.

●	Other expenses increased $397,000 from $788,000 in the three months ended June 30, 2022 to $1.2 million in the same period in 2023 due to the external cost incurred largely due to depreciations and amortizations.

Interest Expense

Interest expense increased $926,000 from $2.5 million in the three months ended June 30, 2022 to $3.5 million for the same period in 2023 primarily due to interest expense incurred on royalty interest and exchange transactions.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $1.5 million from a gain of $709,000 in the three months ended June 30, 2022 to a loss of $762,000 for the same period in 2023 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we had net losses of $24.7 million and $27.6 million, respectively. We expect to incur additional losses in the near-term future. At June 30, 2023, we had an accumulated deficit of $291.3 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $8.6 million as of June 30, 2023. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities for the six months ended June 30, 2023, were generated from the issuance of an aggregate of 13,483,460 shares of common stock under the ATM Agreement for total net proceeds of $19.4 million, issuance of an aggregate 3,817,302 warrants in PIPE financing for a total net proceeds of $1.2 million, issuance of an aggregate 137 Series G convertible preferred stock and 105 Series H convertible preferred stock for a total net proceeds of $611,000, and an investment from non-controlling interest for a total of $1.2 million.

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

Cash Flows for the Six months ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table shows a summary of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Total cash used in operating activities	$(19,001)	$(18,152)
Total cash used in investing activities	—	(1,258)
Total cash provided by financing activities	22,168	11,396
Effects of foreign exchange rate changes on assets and liabilities	(9)	(23)
Net increase (decrease) in cash	$3,158	$(8,037)

Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities of $19.0 million resulted from our net comprehensive loss of $24.7 million adjusted by the amortization of debt discounts and debt issuance costs of $4.4 million, stock-based compensation of $1.0 million, depreciation and amortization expenses of $1.0 million, change in fair value of financial instrument and hybrid instrument designated at FVO of $1.1 million, amortization of operating lease right-of-use asset of $165,000, shares issued in exchange of services of $166,000, equity in net loss in joint venture of $37,000 and changes in operating assets and liabilities of $2.2 million.

During the six months ended June 30, 2022, net cash used in operating activities of $18.2 million resulted from our net loss of $27.6 million adjusted by the amortization of debt discounts and debt issuance costs of $6.3 million, loss on extinguishment of debt of $2.2 million, stock-based compensation of $2.2 million, depreciation and amortization expenses of $984,000, change in fair value of financial instrument and hybrid instrument designated at FVO of $477,000, amortization of operating lease right-of-use asset of $119,000, shares issued upon exercise of RSUs of 95,000, shares issued in exchange of services of $19,000, and changes in operating assets and liabilities of $1.9 million.

Cash Used in Investing Activities

During the six months ended June 30, 2023, cash used in investing activities is zero.

During the six months ended June 30, 2022, cash used in investing activities of $1.3 million consisted of cash used to purchase intangible assets and property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $22.2 million consisted of $19.4 million in net proceeds from shares issued in an At the Market offering, $1.2 million net proceeds from issuance of warrants in PIPE financing, $611,000 net proceeds from issuance of preferred shares in PIPE financing and non-controlling interest of $1.2 million, offset by $293,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

During the six months ended June 30, 2022, net cash provided by financing activities of $11.4 million consisted of $11.6 million in net proceeds from shares issued in an At the Market offering, offset by $120,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting

Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with the holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders’ agreement to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 685,000 shares of the Company’s common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants will be substantially the same as the PIPE Warrants and have an exercise price of $0.48 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “Initial Exercise Date”) and ending on the five-year anniversary of the Initial Exercise Date.

On August 14, 2023, the Company also entered into an amendment (“the Second Amendment”) to the Standstill Agreement with Iliad and Uptown (together, “Standstill Investor”) to (i) permit the Company to offer and sell securities without triggering the termination of the Standstill Period, and (ii) remove the restriction on Standstill Investor’s ability to buy, sell, or otherwise trade in shares of the Company’s common stock during the Standstill Period.

Item 6. Exhibits

Exhibit No.		Description
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed May 9, 2023, File No. 001-36714).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed July 3, 2023, File No. 001-36714).

4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed May 9, 2023, File No. 001-36714).
10.1	‡

Second Amendment to the Jaguar Health, Inc. New Employee Inducement Award Plan. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed on May 19, 2023, File No. 001-36714).

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

10.4		Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 3, 2023, File No. 001-36714).
10.5

First Amendment to the Standstill Agreement, dated June 28, 2023, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc., Iliad Research and Trading, L.P., Uptown Capital, LLC and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K of Jaguar Health, Inc. filed July 3, 2023, File No. 001-36714).

10.6*

Binding Memorandum of Understanding, dated June 30, 2023, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc., Iliad Research and Trading, L.P., Uptown Capital, LLC and Streeterville Capital, LLC

10.7*		Amendment No. 1 to Manufacturing and Supply Agreement, dated July 12, 2023, by and between Napo Pharmaceuticals, Inc. and Glenmark Life Sciences Limited
31.1*		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**		Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2023
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer