Form 10-Q
period 2023-09-30
Jaguar Health, Inc.
filed 2023-11-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were (i) 50,755,580 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 9 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into nine shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$3,226	$5,469
Accounts receivable	1,674	1,879
Other receivable	171	588
Inventory	8,379	7,024
Prepaid expenses and other current assets	8,609	7,361
Total current assets	22,059	22,321
Property and equipment, net	511	557
Operating lease - right-of-use asset	824	1,140
Intangible assets, net	20,974	22,439
Other assets	1,012	992
Total assets	$45,380	$47,449

Liabilities and Stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,133	$5,808
Accrued liabilities	3,288	8,165
Operating lease liability, current	526	483
Notes payable, current	3,509	15,883
Total current liabilities	12,456	30,339
Operating lease liability, net of current portion	351	725
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $30.0 million as of September 30, 2023 and $7.8 million December 31, 2022, respectively)	31,157	17,744
Total liabilities	43,964	48,808

Commitments and contingencies (See Note 6)

Stockholders' equity (deficit)
Series G convertible preferred stock: $0.0001 par value; 137 and zero shares designated from 10,000,000 preferred stock authorized at September 30, 2023 and December 31, 2022; 137 and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and zero shares designated from 10,000,000 preferred stock authorized at September 30, 2023 and December 31, 2022; 80 and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series I convertible preferred stock: $0.0001 par value; 118 and zero shares designated from 10,000,000 preferred stock authorized at September 30, 2023 and December 31, 2022; 118 and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at September 30, 2023 and December 31, 2022; 24,815,767 and 2,182,084 issued and outstanding at September 30, 2023 and December 31, 2022	2	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; 9 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	301,233	266,969
Noncontrolling interest	56	(699)
Accumulated deficit	(299,079)	(266,949)
Accumulated other comprehensive loss	(796)	(680)
Total stockholders' equity (deficit)	1,416	(1,359)
Total liabilities and stockholders' equity (deficit)	$45,380	$47,449

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Product revenue	$2,813	$3,150	$7,461	$8,696
Operating expenses
Cost of product revenue	514	613	1,350	1,524
Research and development	6,081	5,940	15,133	13,336
Sales and marketing	1,472	2,109	4,929	7,089
General and administrative	3,533	4,384	12,783	14,876
Total operating expenses	11,600	13,046	34,195	36,825
Loss from operations	(8,787)	(9,896)	(26,734)	(28,129)
Gain (loss) on extinguishment of debt	3,697	—	3,697	(2,187)
Interest expense	(500)	(2,731)	(6,134)	(10,089)
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(2,244)	176	(3,365)	652
Other expense	(70)	(158)	(56)	(410)
Loss before income tax	(7,904)	(12,609)	(32,592)	(40,163)
Income tax expense	—	—	—	—
Net loss	$(7,904)	$(12,609)	$(32,592)	$(40,163)
Net loss attributable to noncontrolling interest	$(126)	$(89)	$(462)	$(290)
Net loss attributable to common stockholders	$(7,778)	$(12,520)	$(32,130)	$(39,873)
Net loss per share, basic	$(0.38)	$(8.83)	$(2.21)	$(36.62)
Net loss per share, diluted	$(0.38)	$(8.83)	$(2.21)	$(36.62)
Weighted-average common stock outstanding, basic	20,739,459	1,418,159	14,550,780	1,088,758
Weighted-average common stock outstanding, diluted	20,739,459	1,418,159	14,550,780	1,088,758

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(7,904)	$(12,609)	$(32,592)	$(40,163)
Other comprehensive loss	(83)	—	(132)	—
Net comprehensive loss	$(7,987)	$(12,609)	$(32,724)	$(40,163)
Common stockholders:
Net loss attributable to common stockholders	$(7,778)	$(12,520)	$(32,130)	$(39,873)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(73)	—	(116)	—
Net comprehensive loss attributable to common stockholders	$(7,851)	$(12,520)	$(32,246)	$(39,873)
Non-controlling interests:
Net loss attributable to non-controlling interests	$(126)	$(89)	$(462)	$(290)
Other comprehensive loss attributable to non-controlling interests
Translation adjustments	(10)	—	(16)	—
Net comprehensive loss attributable to non-controlling interests	$(136)	$(89)	$(478)	$(290)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of June 30, 2023	137	$—	105	$—	—	$—	19,117,218	$2	9	$—	$297,660	$192	$(291,301)	$(723)	$5,830
Preferred shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	118	—	—	—	—	—	1,443	—	—	—	1,443
Common shares issued in At The Market offering, net of $65 offering costs	—	—	—	—	—	—	4,447,200	—	—	—	1,428	—	—	—	1,428
Common shares issued to Streeterville from conversion of Series H Preferred Stock	—	—	(25)	—	—	—	1,250,000	—	—	—	—	—	—	—	—
RSUs issued	—	—	—	—	—	—	1,349	—	—	—	—	—	—	—	—
Warrants issued to Irving through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	61	—	—	—	61
Warrants issued to Streeterville through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Warrants issued to Iliad through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Net loss	—	—	—	—	—	—	—	—	—	—	—	(126)	(7,778)	—	(7,904)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(10)	—	(73)	(83)
Balances as of September 30, 2023	137	$—	80	$—	118	$—	24,815,767	$2	9	$—	$301,233	$56	$(299,079)	$(796)	$1,416

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of June 30, 2022	—	$—	—	$—	—	$—	1,135,601	$—	9	$—	$249,562	$41	$(246,847)	$—	$2,756
Shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	310,196	—	—	—	5,056	—	—	—	5,056
Shares issued in At the Market offering, net of issuance and offering costs of $3	—	—	—	—	—	—	303,546	—	—	—	6,223	—	—	—	6,223
Shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	31,546	—	—	—	792	—	—	—	792
Shares issued to Synworld for services	—	—	—	—	—	—	30,023	—	—	—	633	—	—	—	633
Shares issued upon exercise of restricted stock units	—	—	—	—	—	—	193	—	—	—	5	—	—	—	5
Shares issued to other third party for services	—	—	—	—	—	—	160	—	—	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	741	—	—	—	741
Net loss	—	—	—	—	—	—	—	—	—	—	—	(89)	(12,520)	—	(12,609)
Balances as of September 30, 2022	—	$—	—	$—	—	$—	1,811,265	$—	9	$—	$263,014	$(48)	$(259,367)	$—	$3,599

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	—	$—	2,182,084	$—	9	$—	$266,969	$(699)	$(266,949)	$(680)	$(1,359)
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	137	—	—	—	—	—	—	—	—	—	611	—	—	—	611
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	73	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange of notes payable and accrued interest	—	—	32	—	118	—	—	—	—	—	2,201	—	—	—	2,201
Common stock issued in At the Market offering, net of issuance and offering costs of $242	—	—	—	—	—	—	17,930,660	2	—	—	20,845	—	—	—	20,847
Common stock issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	2,058,651	—	—	—	2,022	—	—	—	2,022
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,370,005	—	—	—	1,275	—	—	—	1,275
Common shares issued to Streeterville from conversion of Series H Preferred Stock	—	—	(25)	—	—	—	1,250,000	—	—	—	—	—	—	—	—
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	13,149	—	—	—	9	—	—	—	9
Common stock issued to other third party for services	—	—	—	—	—	—	9,869	—	—	—	225	—	—	—	225
RSUs issued	—	—	—	—	—	—	1,349	—	—	—	—	—	—	—	—
Warrants issued to Irving in exchange of Standstill	—	—	—	—	—	—	—	—	—	—	1,934	—	—	—	1,934
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	1,236	—	—	—	1,236
Warrants issued to Iliad in exchange of Standstill	—	—	—	—	—	—	—	—	—	—	535	—	—	—	535
Warrants issued to Irving through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	61	—	—	—	61
Warrants issued to Iliad through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,526	—	—	—	1,526
Additional investment from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	1,233	—	—	1,233
Net loss	—	—	—	—	—	—	—	—	—	—	—	(462)	(32,130)	—	(32,592)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(16)	—	(116)	(132)
Balances as of September 30, 2023	137	$—	80	$—	118	$—	24,815,767	$2	9	$—	$301,233	$56	$(299,079)	$(796)	$1,416

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series G Convertible preferred stock		Series H Convertible preferred stock			Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2022	—	$—	—		$—	—	$—	644,700	$—	9	$—	$231,105	$242	$(219,494)	$—	$11,853
Common stock issued in At the Market offering, net of issuance and offering costs of $103	—	—	—		—	—	—	661,076	—	—	—	17,786	—	—	—	17,786
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—		—	—	—	162,128	—	—	—	5,492	—	—	—	5,492
Common stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	—		—	—	—	310,196	—	—	—	5,056	—	—	—	5,056
Shares issued to Synworld for services	—	—	—	—	—	—	—	30,023	—	—	—	633	—	—	—	633
Common stock issued upon exercise of restricted stock units	—	—	—		—	—	—	2,483	—	—	—	100	—	—	—	100
Common stock issued to other third party for services	—	—	—		—	—	—	466	—	—	—	21	—	—	—	21
Stock-based compensation	—	—	—		—	—	—	193	—	—	—	2,821	—	—	—	2,821
Net loss	—	—	—		—	—	—	—	—	—	—	—	(290)	(39,873)	—	(40,163)
Balances as of September 30, 2022	—	$—	—		$—	—	$—	1,811,265	$—	9	$—	$263,014	$(48)	$(259,367)	$—	$3,599

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net comprehensive loss	$(32,724)	$(40,163)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Amortization of debt issuance costs, debt discount, and non-cash interest expense	11,496	8,791
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	3,365	(652)
Stock-based compensation, vested and released restricted stock units and exercised stock options	1,535	2,821
Depreciation and amortization expenses	1,511	1,482
Amortization of operating lease - right-of-use-asset	286	208
Shares issued in exchange for services	166	654
Income earned in joint venture	42	—
(Gain) Loss on extinguishment of debt	(3,697)	2,187
Shares issued upon restricted stock units	—	99
Shares issued upon exercise of stock options	—	1
Changes in assets and liabilities
Accounts receivable	205	(116)
Other receivable	417	(336)
Inventory	(1,355)	(1,701)
Prepaid expenses and other current assets	(2,620)	(1,249)
Other assets	(20)	(1,395)
Accounts payable	(670)	1,391
Accrued liabilities	(3,428)	1,508
Operating lease liability	(300)	(211)
Total cash used in operating activities	(25,791)	(26,681)
Cash flows from investing activities
Purchase of equipment	—	(77)
Purchase of intangible assets	—	(1,237)
Total cash used in investing activities	—	(1,314)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $242 and $103 in 2023 and 2022, respectively	20,847	17,786
Proceeds from issuance of warrants in PIPE financing	1,235	—
Investment from non-controlling interest	1,227	—
Proceeds from issuance of preferred stock in PIPE financing, net of issuance cost of $12	611	—
Payment of Tempesta Note	(50)	(118)
Repayment of insurance financing	(293)	(100)
Proceeds from notes payable with Streeterville	—	3,975
Total cash provided by financing activities	23,577	21,543
Effects of foreign exchange rate changes on assets and liabilities	(29)	(38)
Net decrease in cash	(2,243)	(6,490)
Cash at beginning of the year	5,469	17,051
Cash at end of the year	$3,226	$10,561

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental schedule of cash flow information
Cash paid for interest	$23	$17
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Irving in exchange of notes payable and accrued interest	$2,201	$—
Common stock issued to Irving in exchange of notes payable and accrued interest	$2,022	$5,492
Warrants issued to Irving in exchange of Standstill	$1,934	$—
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	$1,730	$5,056
Common stock issued to Iliad in exchange of notes payable and accrued interest	$1,275	$—
Warrants issued to Iliad in exchange of Standstill	$535	$—
Umbrella Insurance Financing	$93	$—
Warrants issued to Irving due to Royal Interest Global Amendment	$60	$—
Warrants issued to Streeterville due to Royal Interest Global Amendment	$59	$—
Warrants issued to Iliad due to Royal Interest Global Amendment	$54	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$30	$223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”) was founded in San Francisco, California, as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo”) until the close of the Company's initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017, by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo's representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as the wholly owned subsidiary (the “Merger” or “Napo Merger”). Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly owned subsidiary of Jaguar focused on human health, including the ongoing development of crofelemer and commercialization of Mytesi.

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

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day grace period, or until November 6, 2023, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar-day grace period. In order for Nasdaq to consider granting the Company additional time beyond November 6, 2023, the Company would be required, among other things, to meet the continued listing requirement for the market value of publicly held shares as well as all other standards for initial listing on Nasdaq, with the exception of the minimum bid price requirement. If measured today, the Company would qualify for Nasdaq’s consideration of an extension because the Company currently has stockholders’ equity of at least $2.5 million. In the event the Company does not regain compliance with the $1.00 bid price requirement by November 6, 2023, eligibility for Nasdaq’s consideration of a second 180-day day grace period would be determined on the Company’s compliance with the above referenced criteria on November 6, 2023.

On November 8, 2023, the Company received a formal notice from the Staff of Nasdaq granting the Company an additional 180-day grace period, through May 6, 2024 to regain compliance with the $1.00 bid price requirement for the continued listing on the Nasdaq Capital Market.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $299.1 million as of September 30, 2023. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales, the Company does not believe its current cash balances are sufficient to fund its operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. There can be no assurance that additional funding will be available to the Company on acceptable terms, or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of the products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the ability to execute the Company’s business plan; accordingly, there is substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There has been no material change to the Company's significant accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2022, which was filed to SEC on March 24, 2023.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, changes in convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Non-controlling interest

The Company consolidates the results of Napo Therapeutics, which was owned 88% and 90% by the Company and 12% and 10% by private investors as of September 30, 2023 and December 31, 2022, respectively. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage. During the nine months ended September 30, 2023, an additional investment from a private entity amounting to €1.1 million equivalent to $1.23 million resulted in the increase in non-controlling interest percentage.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), hybrid instruments designated at fair value option (“FVO”), warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company did not have cash equivalents as of September 30, 2023, and December 31, 2022.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment hasn’t been received 30 days after the contractual due date. The credit loss allowance was immaterial as of September 30, 2023 and December 31, 2022. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three and nine months ended September 30, 2023, and 2022, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2023 and 2022, the Company earned Mytesi revenue primarily from three specialty pharmacies located in the United States, respectively. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Customer 1	27%	—%	27%	—%
Customer 2	55%	38%	53%	35%
Customer 3	—	54%	—	53%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
Customer 1	—%	—%
Customer 2	29%	38%
Customer 3	55%	55%

The Company is subject to concentration risk from its suppliers. The Company sources raw material used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer as well for the supply of finished products for commercialization.

Other Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations including, but not limited to, war, rapid technological change, obtaining second source suppliers and manufacturers, regulatory approval from the US Food and Drug Administration (“FDA”) or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

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

Fair Value Option

ASC 825-10, Financial Instruments, provides FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of September 30, 2023 and December 31, 2022.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company did not have allowance for inventory obsolescence as of September 30, 2023, and December 31, 2022.

Prelaunch Inventory

The Company’s policy is to capitalize costs for prelaunch inventories within the drug development phase that evidence that the product’s reasonably likely critical attributes for success are present and feasible, and the key causes of failures are absent based on management’s assumptions.

Property and Equipment

Land is stated at cost, reflecting the fair value of the property at July 31, 2017, the date of the Napo merger. Equipment is stated at cost, net of accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over estimated useful lives ranging between three to ten years.

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company had no impairment of long-lived assets for the three and nine months ended September 30, 2023 and 2022.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805 Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and nine months ended September 30, 2023 and 2022.

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

Contracts and Agreements

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributors, who then sell the products to the end customers. Since 2021, the Company has entered into two distribution agreements with established distributors to distribute the Company’s animal health products in the United States. The distribution agreements and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $2.8 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. Net revenue from the sale of Mytesi were $7.3 million and $8.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $24,000 and $12,000 for the three months ended September 30, 2023 and 2022, respectively and Neonorm revenues of $8,000 and $5,000 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized Canalevia-CA1 products revenues of $91,000 and $143,000 for the nine months ended September 30, 2023 and 2022, respectively and Neonorm revenues of $35,000 and $40,000 for the nine months ended September 30, 2023 and 2022, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as an authorized specialty pharmacy provider of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products to the private company’s specialty pharmacies directly, in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes of Mytesi.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $2.8 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $7.3 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and nine months ended September 30, 2023 and 2022.

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

For the nine months ended September 30, 2023, the Company entered amendments to the terms of the October 2020 Royalty Interest, December 2020 Royalty Interest and August 2022 Royalty Interest. The cumulative impact of these amendments significantly modified the terms of the royalty interest resulting to extinguishments (see Note 7).

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

The Company did not modify any equity-classified warrants for the three and nine months ended September 30, 2023 and 2022.

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

The Company did not modify any equity-classified preferred stock for the three and nine months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the amount of other comprehensive gains from translation adjustments were $83,000 and zero, respectively. For the nine months ended September 30, 2023 and 2022, the amount of other comprehensive losses from translation adjustments were $132,000 and zero, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of shares of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2022. For the three months and nine months ended September 30, 2023, the Company reports a separate basic net loss and diluted loss per share of common stock.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company’s financial statements and related disclosures as of September 30, 2023.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,977	$6,977
Uptown	—	—	6,933	6,933
Streeterville 2	—	—	6,518	6,518
Streeterville Note	—	—	9,544	9,544
Total fair value	$—	$—	$29,972	$29,972

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Streeterville Note	$—	$—	$7,839	$7,839
Total fair value	$—	$—	$7,839	$7,839

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2023
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$—	$7,839
Additions	6,580	7,478	6,154	—
Settlements	—	(1,444)	—	—
Change in fair value	397	899	364	1,705
Ending fair value of Level 3 liability	$6,977	$6,933	$6,518	$9,544

	Three Months Ended
	September 30, 2023
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$—	$8,960
Additions	6,580	7,478	6,154	—
Settlements	—	(1,444)	—	—
Change in fair value	397	899	364	584
Ending fair value of Level 3 liability	$6,977	$6,933	$6,518	$9,544

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of September 30, 2023 amounted to $7.8 million and $9.5 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of September 30, 2023 amounted to $20.2 million and $20.4 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs for hybrid instruments used derived as follows:

●	Discount rate which was determined using a comparison of various effective yields on bonds as of the valuation date
●	Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)
●	Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the notes

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for hybrid instruments:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2023	2022	to fair value
Risk Adjusted Discount Rate	9.23%-23.80% (23.80%)	11.53%-26.06% (26.06%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $401,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $401,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.30 million.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $10.00 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.17%-64.76%	0.39%-46.55%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $365,000.

If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $2.99 million.

For the additional notes designated at FVO that are not hybrid, the company considers only the discount rate which was determined using a comparison of various effective yields on bonds as of valuation date.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2023	2022	to fair value
Risk Adjusted Discount Rate	9.43%-26.00% (26.00%)	—

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by ($615,323).

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $634,963.

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

As of September 30, 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

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

The following table summarizes the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At September 30, 2023
Iliad	$6,977	$8,078	$3,327	$(4,428)
Uptown	6,933	7,994	3,754	(4,815)
Streeterville 2	6,518	10,273	680	(4,435)
Streeterville Note	9,544	6,000	546	2,998

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2022
Streeterville Note	$7,839	$6,000	$390	$1,449

4. Balance Sheet Components

Inventory

Inventory at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Raw material	$1,859	$2,101
Work in process	5,722	3,599
Finished goods	798	1,324
Inventory	$8,379	$7,024

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $2.7 million and $2.1 million as of September 30, 2023 and December 31, 2022 are included in the prepayments and other assets account. The Company’s proof-of-concept (“POC”) data is expected to be completed by the end of 2023. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	7	7
Total property and equipment at cost	961	961
Accumulated depreciation	(450)	(404)
Property and equipment, net	$511	$557

Depreciation and amortization expenses were $15,000 and $46,000 for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expenses were $15,000 and $156,000 for the three and nine months ended September 30, 2022, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(10,278)	(9,028)
Developed technology, net	14,722	15,972
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(123)	(108)
Trademarks, net	177	192
Internal use software costs - registry	1,236	1,236
Accumulated internal use software costs amortization	(308)	(122)
Internal use software costs - registry, net	928	1,114
Patents	361	361
Accumulated patents amortization	(14)	—
Patents, net	347	361
Total intangible assets, net	$20,974	$22,439

Amortization expense of finite-lived intangible assets was $489,000 and $1.5 million for the three and nine months ended September 30, 2023, respectively. Amortization expense of finite-lived intangible assets was $483,000 and $1.3 million for the three and nine months ended September 30, 2022, respectively.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2023:

(in thousands)	Amounts
2023	$438
2024	1,952
2025	1,952
2026	1,952
2027	1,952
Thereafter	7,928
$16,174

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation on a quarterly basis based on the Director Compensation Program. For the three months ended September 30, 2023 and 2022, the Company paid approximately $68,000 cash compensation to its directors, respectively. For the nine months ended September 30, 2023 and 2022, the Company paid approximately $204,000 and $172,000 cash compensation to its directors, respectively.

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

The base rent under the lease were $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months and $45,000 for the last twelve months. The lease agreement only contained one lease component, which is the lease of the office space. Non-lease components such as payment of building operating costs and share in real property taxes were accounted for separately and were not considered as part of the total lease payments. The lease was classified as an operating lease.

On October 7, 2021, the Company entered into an agreement for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract was not terminated within 12 months, the lease amount would be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor had the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor might immediately withdraw from the contract. The Company was required leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid deposit of €20,000 or approximately $21,000 to the lessor. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

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

The table below provided additional details of the office space lease presented in the unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$824	$1,140

Operating lease liability, current	526	483
Operating lease liability, net of current portion	351	725
Total	$877	$1,208

Weighted-average remaining life (years)	1.71	2.36
Weighted-average discount rate	16.82%	17.89%

Lease cost included in general and administrative expenses in the unaudited consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 was approximately $240,000 and $614,000, respectively. Lease cost included in general and administrative expenses in the unaudited consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022, was approximately $45,000 and $341,000, respectively.

For the nine months ended September 30, 2023 and 2022, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $300,000 and $384,000 respectively. Non-cash investing and financing activities for the nine months ended September 30, 2023 and 2022, include addition to right-of-use asset obtained from new and modified operating liabilities, amounted to $30,000 and $223,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of September 30, 2023.

September 30,
2023
(in thousands)
2023	623
2024	303
2025	58
2026	2
Total undiscounted operating lease payments	986
Imputed interest expenses	(109)
Total operating lease liability	877
Less: Operating lease liability, current	526
Operating lease liability, net of current portion	$351

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. 1Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of September 30, 2023, the remaining commitment is 500 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, that would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the nine months ended September 30, 2023 and 2022, the Company paid Integrium $1.2 million and $1.0 million respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the nine months ended September 30, 2023 and 2022, the Company paid Glenmark $1.9 million and $1.8 million, respectively.

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

Joint Venture - Magdalena Biosciences, Inc.

In January 2023, Jaguar and Filament Health (“Filament”), with Funding from One Small Planet, formed the U.S.-based joint venture Magdalena Biosciences, Inc. (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders, and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's mental health Entheogen Therapeutics Initiative (“ETI”) and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset Jaguar has generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD.

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the three and nine months ended September 30, 2023 of Magdalena is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2023	2023

(in thousands)	(unaudited)
Revenue	$—	$—
Operating expenses	(14)	(106)
Loss before income tax	(14)	(106)
Income tax expense	—	—
Net loss	$(14)	$(106)
Net loss attributable to the Company	$(6)	$(42)

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed balance sheets as of September 30, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

7. Debt

Notes payable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$29,972	$7,839
Royalty Interest	5,635	38,931
Insurance Financing	376	235
Tempesta Note	150	250
	36,133	47,255
Less: unamortized discount and debt issuance costs	(1,467)	(13,628)
Note payable, net of discount	$34,666	$33,627
Notes payable - non-current, net	$31,157	$17,744
Notes payable - current, net	$3,509	$15,883

Future maturities of the notes payable not designated at FVO as of September 30, 2023 are as follows:

(in thousands)	Amounts
Periods ended September 30,
2024	$4,976
2025	1,185
6,161
Less: unamortized discount and debt issuance costs	(1,467)
Total	$4,694

Future maturities are based on contractual minimum payments. Timing of maturities may fluctuate based on future revenue.

Sale of Future Royalty Interest

October 2020 Purchase Agreement

On October 8, 2020, the Company entered into another royalty interest purchase agreement (the “October 2020 Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold to Iliad a royalty interest entitling Iliad to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and/or distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million.

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

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville Capital, LLC (“Streeterville”, and together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (c) and the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 826,738 shares of the common stock, (ii) Uptown warrants to purchase up to 1,097,756 shares of the common stock, and (iii) Streeterville warrants to purchase up to 1,892,808 shares of the common stock, at an exercise price of $0.48 per share.

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

On August 14, 2023, the Company entered into an amendment (“the Second Amendment”) to the Standstill Agreement with Iliad and Uptown (together, “Standstill Investor”) to (i) permit the Company to offer and sell securities without triggering the termination of the Standstill Period, and (ii) remove the restriction on Standstill Investor’s ability to buy, sell, or otherwise trade in shares of the Company’s common stock during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Royalty Interest. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue to Iliad warrants to purchase up to 232,500 shares of the Company’s common stock at an exercise price of $0.37 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is therefore not considered a TDR.

The cumulative effect of the exchanges to the October 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the unaudited condensed consolidated statements of comprehensive loss amounting to $2.0 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the October 2020 Royalty Interest under the fair value option accounting (“FVO”).

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. On September 30, 2023, the fair value was determined to be $7.0 million. For the three and nine months ended September 30, 2023, the net loss in the fair value was $397,000. The net loss in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of comprehensive loss.

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

On the same date, the Company entered into the Standstill Agreement as described further above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 262,500 shares of the Company’s common stock at an exercise price of $0.37 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is therefore not considered a TDR.

On the same date, the Company entered into a privately negotiated exchange agreement with Uptown (the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock” or “Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1,500,000.00 reduction in the outstanding balance of the December 2020 Royalty Interest (“Partitioned Royalty”).(the “Exchange Transaction”). Subject to the terms of the Series I Preferred Stock, each share of Series I Preferred Stock is convertible into shares of the Company’s Common Stock (the “Conversion Shares”).

The cumulative effect of the exchanges to the December 2020 Purchase Agreement resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the unaudited condensed consolidated statements of comprehensive loss amounting to $2.7 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the December 2020 Purchase Agreement under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. On September 30, 2023, the fair value was determined to be $6.9 million. For the three and nine months ended September 30, 2023, the net loss in the fair value was $899,000. The net loss in fair value was recorded as gain included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of comprehensive loss.

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

As of September 30, 2023, the forecasted future revenues changed which resulted to a new discount of 53.85%

Interest expense for the three and nine months ended September 30, 2023 was $531,000 and $1.5 million, respectively. Interest expense for the three and nine months ended September 30, 2022 was $409,000 and $1.4 million, respectively. As of September 30, 2023 and December 31, 2022, the carrying value of the debt $3.8 million and $3.1 million, respectively.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, such that the Company issued Streeterville warrants to purchase 255,000 shares of the common stock the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000.00, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest. As a material consideration for Streeterville’s agreement to enter into these amendments, the Company agreed to issue to Streeterville warrants to purchase up to 255,000 shares of the Company’s common stock at an exercise price of $0.37 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is therefore not considered a TDR.

The cumulative effect of the exchanges to the August 2022 Purchase Agreement resulted to significant modifications and were accounted for as extinguishment. The Company recorded an extinguishment loss in the unaudited condensed consolidated statements of comprehensive loss amounting to $1.0 million The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the August 2022 Purchase Agreement resulted under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. On September 30, 2023, the fair value was determined to be $6.5 million. For the three and nine months ended September 30, 2023, the net loss in the fair value was $364,000. The net loss in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of comprehensive loss.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of September 30, 2023, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of September 30, 2023, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of

25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the fewer of 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2023, no default has occurred.

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

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at transaction date was equal to the cash proceeds received of $6.0 million. The transaction expense of $25,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note. On September 30, 2023 and December 31, 2022, the fair value was determined to be $9.5 million and $7.8 million respectively. For the three and nine months ended September 30, 2023, the net increase in the fair value was $762,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2022, the net decrease in the fair value was $175,000 and $651,000, respectively. The net decrease in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of comprehensive loss.

Insurance Financing

March 2023 First Insurance Financing

In March 2023, the Company entered into a premium finance agreement for $98,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $115,000 with an annual interest rate of 8.6%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2023 was $1,000 and $2,000 respectively. The financing balance was $31,000 as of September 30, 2023.

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2023, was $7,000 and $9,000 respectively. The financing balance was $345,000 as of September 30, 2023.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three and nine months ended September 30, 2023 was $1,000 and $4,000 respectively. Interest expense for the three and nine months ended September 30, 2022 was $3,000 and

$8,000, respectively. At September 30, 2023 and December 31, 2022, the net carrying value of the note was $150,000 and $250,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(unaudited)
Warrants outstanding, beginning balance	7,505	7,513
Issuances	11,417,302	—
Exercises	—	—
Expirations and cancelations	—	(8)
Warrants outstanding, ending balance	11,424,807	7,505

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

The PIPE Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the approval by the Company’s stockholders (the “Stockholder Approval”) to remove both the Voting Cap and the Conversion Cap (both as defined below) is obtained (the “PIPE Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Warrants Initial Exercise Date.

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

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with certain holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders’ agreement to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 685,000 shares of the Company’s common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants are substantially the same as the PIPE Warrants and have an exercise price of $0.48 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “PIPE Amendment Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Amendment Warrants Initial Exercise Date.

At the date of the PIPE Amendment Warrants, the warrants were valued at $1.2 million using the Black-Scholes option pricing model as follows: exercise price of $0.48 per share, stock price of $0.72 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in-capital.

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

At the date of the Standstill Agreement, the warrants were valued at $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $0.48 per share, stock price of $0.73 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in-capital.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into amendments (the “Royalty Interest Global Amendments”) to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 232,500 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 262,500 shares of the common stock, and (iii) Streeterville warrants to purchase up to 255,000 shares of the Common Stock, at an exercise price of $0.37 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date.

At the date the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $0.37 per share, stock price of $0.26 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in-capital.

9. Preferred Stock

At September 30, 2023 and December 31, 2022 preferred stock consisted of the following:

September 30, 2023
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	137	—	—
H	105	80	—	—
I	118	118	—	—
Total	7,534,834	335	$—	$—

December 31, 2022
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
Total	7,534,474	—	$—	$—

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of September 30, 2023, and December 31, 2022 with a total of 7,534,834 shares and 7,534,474 shares designated to specific Series as of
September 30, 2023 and December 31, 2022, respectively.

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

Series C Perpetual Preferred Stock

In September 2020, the Company entered into an exchange agreement with Iliad to issue 842,500 shares of the Company's Series C Perpetual Preferred Stock at $0.0001 par value per share, for a non-cash exchange of equity instruments. The exchange agreement was contemporaneously entered with the issuance of Series D Perpetual Preferred shares, in exchange of remaining Series A Convertible Preferred shares totaling 5,524,926 shares, and accreted value of $11.2 million as of the exchange date. An amendment agreement of the Exchange Note 2 was also entered into, with issuance value of $2.3 million and a carrying value of $2.6 million as of the exchange date, to extend maturity from December 31, 2020 to December 31, 2021, in consideration of 5% increase in the outstanding balance.

The preferred stock has been classified as permanent stockholders' equity in accordance with authoritative guidance for the classification and measurement of perpetual shares without a mandatory redemption period because the redemption option was ultimately in the control of the Company. There was no series C Preferred Shares outstanding at September 30, 2023 and 2022.

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

Series F Preferred Stock

On November 11, 2022, the Company entered into an agreement (the “Securities Purchase Agreement”) with a third party to issue 10 Series F Preferred Stock with a par value of $0.0001, amounting to $100. In consideration of the Securities Purchase Agreement, the Company and third party agree to amend the existing definition of the term “Service Share Amount” in the License Agreement entered by both parties (See Note 2) and include a subsection for lock-up wherein the third party agrees not to sell, transfer, loan, grant any option of the purchase of, or otherwise dispose of any shares of common stock acquired pursuant to the License Agreement until after the 90-day period following the date of acquisition.

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

Series H Preferred Stock

On June 28, 2023, the Company entered into privately negotiated exchange agreements with Uptown and Streeterville, under which the Company issued 32 and 73 shares of the Company’s newly authorized Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to Uptown and Streeterville, respectively, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the exchange agreements, in exchange for a $756,992.00 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1,726,888 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

Series I Preferred Stock

On September 29, 2023, the Company entered into a privately negotiated exchange agreement with Uptown (the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1,500,000.00 reduction in the outstanding balance of the December 2020 Royalty Interest.

10. Stockholders' Equity

As of September 30, 2023 and December 31, 2022, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
Options issued and outstanding	26,261	26,533
Inducement options issued and outstanding	1,522	1,546
Options available for grant under stock option plans	3,302,385	122,978
Restricted stock unit awards issued and outstanding	35,278	44,865
Warrants issued and outstanding	11,424,807	7,505
Total	14,790,253	203,427

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

The Company is now authorized to issue a total number of 358,000,000 stock, of which 298,000,000 shares are common stock, 50,000,000 are non-voting common share and 10,000,000 are preferred stock.

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

During the nine months ended September 30, 2023, the Company issued an aggregate of 17,930,660 shares under the ATM Agreement for total net proceeds of $20.8 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and nine months ended September 30, 2023, noncontrolling interest decreased by $136,000 and increased by $755,000, respectively. During the three and nine months ended September 30, 2022, noncontrolling interest decreased by $89,000 and $290,000, respectively.

11. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were zero shares outstanding as at September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, there were 26,261 options outstanding and 2,803,907 options available for grant. As of December 31, 2022, there were 26,533 options outstanding and 116,011 options available for grant.

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

As of September 30, 2023, there were 1,522 options outstanding and 498,478 options available for grant. As of December 31, 2022, there were 1,546 options outstanding and 6,967 options available for grant. The Company authorized an additional 491,151 shares for the stock incentive plans.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the three and nine months ended September 30, 2023 and year ended December 31, 2022:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2022	8,417	33,286	6,499	$707.97	8.35	$3
Additional shares authorized	151,079	—	—	—		—
Options granted	(44)	44	—	23.46		—
Options exercised	—	—	—	—		—
Options canceled	5,251	(5,251)	—	418.34		—
RSUs granted	(41,725)	—	41,725	—		—
RSUs vested and released	—	—	(2,506)	—		—
RSUs cancelled	—	—	(853)	—		—
Outstanding at December 31, 2022	122,978	28,079	44,865	$592.73	7.19	$—
Additional shares authorized	3,191,487	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	296	(296)	—	325.31	—	—
RSUs granted	(12,376)	—	12,376	—	—	—
RSUs vested and released	—	—	(13,149)	—	—	—
RSUs cancelled	—	—	(8,814)	—	—	—
Outstanding at September 30, 2023	3,302,385	27,783	35,278	$595.58	6.46	$—
Exercisable at September 30, 2023		27,089		$601.68	6.42	$—
Vested and expected to vest at September 30, 2023		27,748		$595.88	6.45	$—

*Fair market value of Jaguar stock on September 30, 2023 was $0.26 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the nine months ended September 30, 2023 and year ended December 31, 2022 were zero.

The weighted average grant date fair value of stock options granted was zero and $22.04 per share during the nine months ended September 30, 2023, and for the year ended December 31, 2022, respectively.

The number of options that vested for the nine months ended September 30, 2023 and for the year ended December 31, 2022 was 1,234 and 7,492, respectively. The grant date weighted average fair value of options that vested for the nine months ended September 30, 2023, and for the year ended December 31, 2022 was $260.15 and $304.57, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three and nine months ended September 30, 2023 and 2022, and are included in the unaudited condensed consolidated comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

	(unaudited)
Research and development expense	$272	$354	$756	$1,067
Sales and marketing expense	40	32	175	234
General and administrative expense	225	455	604	1,620
Total	$537	$841	$1,535	$2,921

As of September 30, 2023, the Company had $260,294 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 0.59 years.

The fair value of options granted during the nine months ended September 30, 2023 and 2022, respectively, were calculated using the range of assumptions set forth below:

	September 30,	December 31,
	2023	2022
	(unaudited)
Volatility	—	164.0%
Expected term (years)	—	5.0
Risk-free interest rate	—	3.2%
Expected dividend yield	—	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through September 30, 2023.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders (basic)	$(7,778)	$(12,520)	$(32,130)	$(39,873)
Net loss attributable to common stockholders (diluted)	$(7,778)	$(12,520)	$(32,130)	$(39,873)
Shares used to compute net loss per common stock, basic	20,739,459	1,418,159	14,550,780	1,088,758
Shares used to compute net loss per common stock, diluted	20,739,459	1,418,159	14,550,780	1,088,758
Net loss per share attributable to common stockholders, basic	$(0.38)	$(8.83)	$(2.21)	$(36.62)
Net loss per share attributable to common stockholders, diluted	$(0.38)	$(8.83)	$(2.21)	$(36.62)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock, convertible preferred stock, and certain common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potential securities which include Standstill warrants, PIPE warrants, Royal Global Amendment Exchange warrants and convertible preferred series stock and other common stock equivalents were excluded because their effect is anti-dilutive. For the prior periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding.

The following are the other common stock equivalents of the Company for the nine months ended September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(unaudited)
Options issued and outstanding	26,261	26,533
Inducement options issued and outstanding	1,522	1,546
Restricted stock units issued and outstanding	35,278	44,865
Warrants issued and outstanding	11,424,807	7,505
Total	11,487,868	80,449

As of November 14, 2023, there were 25,939,813 shares of common stock issued after the balance sheet date.

13. Segment Data

The Company has two reportable segments- animal health and human health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing human products and the ongoing commercialization of Mytesi, which the U.S. FDA approves for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

The Company's reportable segments net revenues and net loss for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenue from external customers
Human Health	$2,782	$3,133	$7,335	$8,513
Animal Health	31	17	126	183
Consolidated Totals	$2,813	$3,150	$7,461	$8,696

Segment net loss
Human Health	$(6,228)	$(6,360)	$(17,345)	$(15,956)
Animal Health	(1,676)	(6,249)	(15,247)	(24,207)
Consolidated Totals	$(7,904)	$(12,609)	$(32,592)	$(40,163)

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Segment assets
Human Health	$39,239	$40,896
Animal Health	143,970	128,606
Total	$183,209	$169,502

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
(in thousands)	2023	2022
	(unaudited)
Total assets for reportable segments	$183,209	$169,502
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(108,597)	(92,821)
Consolidated Totals	$45,380	$47,449

14. Subsequent Events

December 2021 ATM Agreement

From October 1, 2023 to November 14, 2023, the Company issued an aggregate of 18,945,450 shares of common stock under the December 2021 ATM Agreement for total net proceeds of $7.0 million.

The Company believes that, after taking into account the sale of shares of common stock between October 1, 2023 and November 14, 2023, and an estimated projected loss of $4.0 million based on the actual net loss of $7.9 million for the three months ended September 30, 2023, the Company’s stockholders’ equity as of November 14, 2023 exceeds $2.5 million, which is the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. In addition, the Company’s cash balance as of November 14, 2023, exceeded $6.0 million.

Convertible Preferred Stock

The Company converted 48 shares of Series H preferred stock into 2,400,000 common shares, 32 shares of Series H preferred stock into 1,600,000 common shares and 62 shares of Series I preferred stock into 2,985,362 common shares.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescription from plants for essential supportive care and management of neglected gastrointestinal symptoms across multiple complicated disease states. Our crofelemer drug product candidate is the subject of the OnTarget study, an ongoing pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. As announced, Jaguar achieved a major milestone with completion of patient enrollment in OnTarget. Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021 that focuses on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”). Jaguar Animal Health is a tradename of Jaguar Health. Magdalena Biosciences Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (ETI), is focused on developing novel prescription medicines derived from plants for mental health indications.

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

Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. The Company’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for SBS by the EMA in December 2021 and by the FDA in August 2017. In June 2023, Napo submitted an Investigational New Drug (“IND”) application to the FDA for a new crofelemer powder for oral solution formulation for the treatment of MVID. Jaguar is supporting third-party investigator-initiated proof-of-concept (“POC”) studies of crofelemer in patients with SBS with intestinal failure or CDD, focused on obtaining POC data showing reduction of requirements of parenteral support, including parenteral nutrition and/or IV fluids. In accordance with the guidelines of specific European Union countries, publications of data from POC trials could support participation in early patient access programs for crofelemer for SBS or MVID, potentially in 2024, especially for patients with intestinal failure requiring parenteral support. Participation in early access programs, which do not exist in the United States, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs.

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

In January 2023, Jaguar and Filament, with funding from One Small Planet, formed the U.S.-based joint venture Magdalena. Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders, and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's ETI program and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $32.6 million and $40.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had a total stockholders' equity of $1.4 million, an accumulated deficit of $299.1 million, and cash of $3.2 million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by prescription drug product candidate and non-prescription product and we track personnel or other internal costs related to the development of specific programs or development compounds.

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

The duration, costs, and timing of trials, formulation studies, and development of our prescription drug and non-prescription products will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional clinical trials, formulation studies, and other research and development activities;
●	future clinical trial and formulation study results;
●	potential changes in government regulations; and
●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a prescription drug product candidate or non-prescription product could mean a significant change in the costs and timing associated with our development activities.

We expect research and development expense to increase due to the start-up costs associated with our clinical trials for other indications.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal for the nine months ended September 30, 2023 and 2022.

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

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at Fair Value Option

Change in fair value of financial instruments and hybrid instruments designated at Fair Value Option consists of gain or loss recognized related to fair values changes of our instruments designated at FVO.

Gain (Loss) on Debt Extinguishment

Gain (loss) on debt extinguishment consists of gain or loss incurred related to the exchanges resulting from the extinguishment of our borrowings.

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

Results of Operations

Comparison for the nine months ended September 30, 2023 and 2022

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Product revenue	$7,461	$8,696	$(1,235)	(14.2)%
Operating Expenses
Cost of product revenue	1,350	1,524	(174)	(11.4)%
Research and development	15,133	13,336	1,797	13.5%
Sales and marketing	4,929	7,089	(2,160)	(30.5)%
General and administrative	12,783	14,876	(2,093)	(14.1)%
Total operating expenses	34,195	36,825	(2,630)	(7.1)%
Loss from operations	(26,734)	(28,129)	1,395	(5.0)%
Gain (loss) on extinguishment of debt	3,697	(2,187)	5,884	(269.0)%
Interest expense	(6,134)	(10,089)	3,955	(39.2)%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(3,365)	652	(4,017)	(616.1)%
Other expense	(56)	(410)	354	(86.3)%
Loss before income tax	(32,592)	(40,163)	7,571	(18.9)%
Income tax expense	—	—	—	—%
Net loss	$(32,592)	$(40,163)	$7,571	(18.9)%
Net loss attributable to noncontrolling interest	(462)	(290)	(172)	59%
Net loss attributable to common stockholders	$(32,130)	$(39,873)	$7,743	(19)%

Revenue

Product revenue

Sales discounts were $811,000 and $954,000 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $143,000.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.5 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $100,000.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Gross product sales
Mytesi	$9,871	$10,929	$(1,058)	(9.7)%
Canalevia	91	143	(52)	(36.4)%
Neonorm	35	40	(5)	(12.5)%
License	1	—	—	—%
Total gross product sales	9,998	11,112	(1,115)	(10.0)%
Medicaid rebates	(1,454)	(1,550)	96	(6.2)%
Sales discounts	(811)	(954)	143	(15.0)%
Sales returns	(272)	88	(360)	(409.1)%
Net product sales	$7,461	$8,696	$(1,236)	(14.2)%

Our gross product revenues were $10.0 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Mytesi product revenues were $9.9 million and $10.9 million for the nine months ended September 30, 2023 and 2022, respectively. Our Canalevia product revenues were $91,000 and $143,000 for the nine months ended September 30, 2023 and 2022, respectively. Our Neonorm product revenues were $35,000 and $40,000 for the nine months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses are not significant during 2023 and during the same period in 2022.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Cost of Product Revenue
Direct labor	$794	$526	$268	51.0%
Material cost	638	768	(130)	(16.9)%
Royalties	26	33	(7)	(21.2)%
Distribution fees	(17)	12	(29)	(241.7)%
Other	(91)	185	(276)	(149.2)%
Total	$1,350	$1,524	$(174)	(11.4)%

The decrease in cost of product revenue of $174,000 for the month nine months ended September 30, 2023 compared to 2022 was primarily due to:

●	Direct labor increased by $268,000 from $526,000 for the nine months ended September 30, 2022, to $794,000 in 2023, due to increased resources in manufacturing.
●	Material cost decreased by $130,000 from $768,000 for the nine months ended September 30, 2022, to $638,000 in 2023, due to the decrease in volume of materials used in manufacturing.
●	Other costs decreased by $276,000 from $185,000 for the nine months ended September 30, 2022, to negative $91,000 in the same period in 2023 due to additions in write-offs of non-conforming inventory.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$6,678	$4,256	$2,422	56.9%
Personnel and related benefits	4,450	5,866	(1,416)	(24.1)%
Stock-based compensation	756	1,067	(311)	(29.1)%
Materials expense and tree planting	276	219	57	26.0%
Travel and other expenses	273	93	180	193.5%
Other	2,700	1,835	865	47.1%
Total	$15,133	$13,336	$1,797	13.5%

The increase in R&D expense of $1.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 was largely due to:

●	Clinical and contract manufacturing expenses increased by $2.4 million from $4.3 million for the nine months ended September 30, 2022 to $6.7 million in the same period in 2023 largely due to increased clinical trial activities related to start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/lechlemer research expenses.
●	Personnel and related benefits decreased by $1.4 million from $5.9 million for the nine months ended September 30, 2022, to $4.5 million in the same period in 2023 due to decreased costs of benefits and resources.
●	Stock-based compensation decreased by $311,000 from $1.1 million in the nine months ended September 30, 2022 to $756,000 in the same period in 2023 primarily due to fewer options and RSUs granted during the period as compared to 2022.

●	Travel, and other expenses increased by $180,000 from $93,000 for the nine months ended September 30, 2022 to $273,000 in the same period in 2023 primarily due to more travel activities associated with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees increased by $865,000 from $1.8 million for the nine months ended September 30, 2022 to $2.7 million in the same period in 2023, largely from increased CTD activities.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$2,297	$2,874	$(577)	(20.1)%
Direct marketing fees and expense	1,480	2,699	(1,219)	(45.2)%
Stock-based compensation	175	234	(59)	(25.2)%
Other	977	1,282	(305)	(23.8)%
Total	$4,929	$7,089	$(2,160)	(30.5)%

The decrease in S&M expense of $2.2 million for the nine months ended September 30, 2023 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits decreased by $577,000 from $2.9 million for the nine months ended September 30, 2022 to $2.3 million in the same period in 2023 due to decreased sales commission and reduced headcount.
●	Direct marketing fees and expenses decreased by $1.2 million from $2.7 million for the nine months ended September 30, 2022 to $1.5 million in the same period in 2023 due to savings associated with the utilization of a more cost-effective patient support services and other Mytesi marketing initiatives.
●	Other expenses decreased by $305,000 from $1.3 million for the nine months ended September 30, 2022 to $977,000 in the same period in 2023 due to lower consulting and contractor services but slightly offset by increased travels for sales and marketing personnel.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the nine months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
General and Administrative:
Personnel and related benefits	$3,464	$3,574	$(110)	(3.1)%
Legal services	1,658	1,678	(20)	(1.2)%
Public company expense	1,347	3,338	(1,991)	(59.6)%
Audit, tax and accounting services	1,087	921	166	18.0%
Rent and lease expense	614	341	273	80.1%
Stock-based compensation	604	1,620	(1,016)	(62.7)%
Third-party consulting services	501	553	(52)	(9.4)%
Travel and other expenses	323	227	96	42.3%
Other	3,185	2,624	561	21.4%
Total	$12,783	$14,876	$(2,093)	(14.1)%

The decrease in G&A expenses of $2.1 million for the nine months ended September 30, 2023 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits decreased by $110,000 from $3.6 million for the nine months ended September 30, 2022 to $3.5 million in the same period in 2023 due to lower headcount.
●	Public company expense decreased by $2.0 million from $3.3 million for the nine months ended September 30, 2022 to $1.3 million in the same period in 2023 due less investor relations and communications consulting expenses, and no expense related to the annual shareholder meeting.
●	Audit, tax and accounting services increased by $166,000 from $921,000 for the nine months ended September 30, 2022 to $1.1 million in the same period in 2023 due to additional financing and complex accounting transactions for the period.
●	Rent and lease expense increased by $273,000 from $341,000 for the nine months ended September 30, 2022 to $614,000 in the same period in 2023 primarily due to increase in fees related to occupancy of spaces and use of vehicles.
●	Stock-based compensation decreased by $1.0 million from $1.6 million for the nine months ended September 30, 2022 to $604,000 in the same period in 2023 primarily due to fewer options and RSUs granted during the period.
●	Other expenses increased by $561,000 from $2.6 million for the nine months ended September 30, 2022 to $3.2 million in the same period in 2023 due to higher depreciation and amortization of fixed assets and intangible assets, insurance expenses and other support services.

Interest Expense, net

Interest expense decreased by $4.0 million from $10.1 million for the nine months ended September 30, 2022 to $6.1 million for the same period in 2023 primarily due to changing the accounting of certain debt instruments to Fair Value Option (FVO). The lower interest expense was offset by a higher loss in change in fair value of financial instruments and hybrid instrument designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased by $5.9 million from a loss of $2.2 million for the nine months ended September 30, 2022 to a gain of $3.7 million for the same period in 2023 due to significant modifications resulting to extinguishment recognition.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased by $4.1 million from a gain of $652,000 for the nine months ended September 30, 2022, to a loss of $3.4 million for the same period in 2023 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
	2023	2022	Variance	Variance %
(in thousands)
Product revenue	$2,813	$3,150	$(337)	(10.7)%
Operating expenses
Cost of product revenue	514	613	(99)	(16.2)%
Research and development	6,081	5,940	141	2.4%
Sales and marketing	1,472	2,109	(637)	(30.2)%
General and administrative	3,533	4,384	(851)	(19.4)%
Total operating expenses	11,600	13,046	(1,446)	(11.1)%
Loss from operations	(8,787)	(9,896)	1,109	(11.2)%
Gain on extinguishment of debt	3,697	—	3,697	100.0%
Interest expense	(500)	(2,731)	2,231	(81.7)%
Change in fair value of financial instruments and hybrid instrument designated at Fair Value Option	(2,244)	176	(2,420)	(1,375.0)%
Other expense	(70)	(158)	88	(55.7)%
Loss before income tax	(7,904)	(12,609)	4,705	(37.3)%
Income tax expense	—	—	—	—%
Net loss	(7,904)	(12,609)	4,705	(37)%
Net loss attributable to noncontrolling interest	(126)	(89)	(37)	42%
Net loss attributable to common stockholders	(7,778)	(12,520)	4,742	(38)%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Gross product sales
Mytesi	$3,662	$3,863	$(201)	(5.2)%
Canalevia	24	12	12	100.0%
Neonorm	7	5	2	40.0%
License	1	—	1	—%
Total gross product sales	3,694	3,880	(186)	(4.8)%
Medicaid rebates	(437)	(523)	86	(16.4)%
Sales discounts	(296)	(316)	20	(6.3)%
Sales returns	(148)	109	(257)	(235.8)%
Net product sales	$2,813	$3,150	$(337)	(10.7)%

Our gross product revenues were $3.7 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Mytesi product revenues were $3.7 million and $3.9 million for the three months ended September 30, 2023. Our Canalevia product revenues were $24,000 and $12,000 for the three months ended September 30, 2023 and 2022, respectively. Our Neonorm product revenues were $7,000 and $5,000 for the three months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses are not significant during 2023 and during the same period in 2022.

Cost of Product Revenue

Cost of product revenue decreased by $99,000 from $613,000 in the three months ended September 30, 2022 to $514,000 for the same period in 2023. The decrease in cost of product revenue over the period was largely attributable to the decrease in other expenses, netted by the slight increase in direct labor costs.

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Cost of Product Revenue
Direct labor	$250	$200	$50	25.0%
Material cost	231	245	(14)	(5.7)%
Royalties	9	13	(4)	(30.8)%
Distribution fees	15	5	10	200.0%
Other	9	150	(141)	(94.0)%
Total	$514	$613	$(99)	(16.2)%

Research and Development

The following table presents the components of R&D expense for the three months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$3,473	1,345	$2,128	158.2%
Personnel and related benefits	1,501	3,369	(1,868)	(55.4)%
Stock-based compensation	272	354	(82)	(23.2)%
Materials expense and tree planting	91	78	13	16.7%
Travel and other expenses	59	19	40	210.5%
Other	685	775	(90)	(11.6)%
Total	$6,081	$5,940	$141	2.4%

The change in R&D expense of $141,000 for the three months ended September 30, 2023 compared to the same period in 2022 was due primarily to:

●	Clinical and contract manufacturing expense increased by $2.1 million from $1.3 million in the three months ended September 30, 2022 to $3.5 million in the same period in 2023 primarily due to increased clinical trial activities related CTD activities and other indications.

●	Personnel and related benefits decreased by $1.9 million from $3.4 million in the three months ended September 30, 2022 to $1.5 million in the same period in 2023 due to lower personnel compensation expenses related to research and development.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$795	$749	$46	6.1%
Direct marketing fees and expense	406	854	(448)	(52.5)%
Stock-based compensation	40	32	8	25.0%
Other	231	474	(243)	(51.3)%
Total	$1,472	$2,109	$(637)	(30.2)%

The change in S&M expense of $637,000 in the three months ended September 30, 2023 compared to the same period in 2022 was due primarily to:

●	Direct marketing fees and expenses decreased by $448,000 from $854,000 in the three months ended September 30, 2022 to $406,000 in the same period in 2023 due to decreased patient access programs and other Mytesi marketing initiatives.

●	Other expenses decreased by $243,000 from $474,000 in the three months ended September 30, 2022 to $231,000 in the same period in 2023 largely due to fewer marketing consulting costs.

General and Administrative

The following table presents the components of G&A expense for the three months ended September 30, 2023 and 2022 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Variance	Variance %
General and Administrative:
Personnel and related benefits	$901	$678	$223	32.9%
Public company expense	542	1,731	(1,189)	(68.7)%
Audit, tax and accounting services	494	520	(26)	(5.0)%
Legal services	292	517	(225)	(43.5)%
Third-party consulting services	260	6	254	4,233.3%
Rent and lease expense	240	45	195	433.3%
Stock-based compensation	225	455	(230)	(50.5)%
Travel and other expenses	36	29	7	24.1%
Other	543	403	140	34.7%
Total	$3,533	$4,384	$(851)	(19.4)%

The change in G&A expenses of $851,000 in the three months ended September 30, 2023 compared to the same period in 2022 was due primarily to:

●	Personnel and related benefits increased by $223,000 from $678,000 for the three months ended September 30, 2022 to $901,000 in the same period in 2023 largely attributable to the increase in compensation and related benefits incurred in relation to general and administrative expenses.

●	Public company expense decreased by $1.2 million from $1.7 million for the three months ended September 30, 2022 to $542,000 in the same period in 2023 largely attributable to the decrease in investor relations and communications consulting expenses, and expenses for the annual shareholder meeting.

●	Legal services decreased by $225,000 from $517,000 for the three months ended September 30, 2022 to $292,000 in the same period in 2023 due to decreased legal administrative matters consulted.
●	Third-party consulting services fees increased by $254,000 from $6,000 in the three months ended September 30, 2022 to $260,000 in the same period in 2023 due to the higher administrative-related consultations.

●	Rent and lease expense increased $195,000 from $45,000 for the three months ended September 30, 2022 to $240,000 in the same period in 2023 primarily due to increase in fees related to occupancy of spaces and use of vehicles.

●	Stock-based compensation expense decreased by $230,000 from $455,000 in the three months ended September 30, 2022 to $225,000 in the same period in 2023 due to the decrease in the volume of option grants restricted stock units granted in the second quarter of 2023 related to finance and administrative personnel.

●	Other expenses increased by $140,000 from $403,000 in the three months ended September 30, 2022 to $543,000 in the same period in 2023 due to the cost incurred largely due to depreciations and amortizations, insurance and other administrative expenses.

Interest Expense

Interest expense decreased by $2.2 million from $2.7 million in the three months ended September 30, 2022 to $500,000 for the same period in 2023 primarily due to changing the accounting of certain debt instruments to Fair Value

Option (FVO). The lower interest expense was offset by a higher loss in change in fair value of financial instruments and hybrid instrument designated at FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased by $2.4 million from a gain of $176,000 in the three months ended September 30, 2022 to a loss of $2.2 million for the same period in 2023 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased by $3.7 million from zero in the three months ended September 30, 2022 to $3.7 million for the same period in 2023 primarily due to significant modifications of royalty interest agreements resulting to extinguishment accounting.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we had net losses of $32.7 million and $40.2 million, respectively. We expect to incur additional losses in the near-term future. At September 30, 2023, we had an accumulated deficit of $299.1 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $3.2 million as of September 30, 2023. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities for the nine months ended September 30, 2023, were generated from the issuance of an aggregate of 17,930,660 shares of common stock under the ATM Agreement for total net proceeds of approximately $20.8 million, issuance of an aggregate 6,850,000 warrants and 137 Series G Convertible Preferred Stock in PIPE financing for a total net proceeds of $1.8 million, and investment from non-controlling interest for a total net proceeds of $1.2 million.

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

Cash Flows for the Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table shows a summary of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Total cash used in operating activities	$(25,791)	$(26,681)
Total cash used in investing activities	—	(1,314)
Total cash provided by financing activities	23,577	21,543
Effects of foreign exchange rate changes on assets and liabilities	(29)	(38)
Net decrease in cash	$(2,243)	$(6,490)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities of $25.8 million resulted from our net comprehensive loss of $32.7 million adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $3.4 million, amortization of debt discounts and debt issuance costs of $11.5 million, stock-based compensation of $1.5 million, depreciation and amortization expenses of $1.5 million, amortization of operating lease right-of-use asset of $286,000, shares issued in exchange of services of $166,000, equity in a net loss in the joint venture of $42,000, gain on extinguishment of debt of $3.7 million and changes in operating assets and liabilities of $7.8 million.

During the nine months ended September 30, 2022, net cash used in operating activities of $26.7 million resulted from our net loss of $40.2 million adjusted by the amortization of debt discounts and debt issuance costs of $8.8 million, loss on extinguishment of debt of $2.2 million, stock-based compensation of $2.8 million, depreciation and amortization expenses of $1.5 million, change in fair value of the financial instrument and hybrid instrument designated at FVO of $652,000, amortization of operating lease right-of-use asset of $208,000, shares issued upon exercise of RSUs of 100,000, shares issued in exchange of services of $654,000, and changes in operating assets and liabilities of $2.1 million.

Cash Used in Investing Activities

There are no cash used in investing activities during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, cash used in investing activities of $1.3 million consisted of cash used to purchase intangible assets and property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $23.6 million consisted of $20.8 million in net proceeds from shares issued in an At the Market offering, $1.2 million net proceeds from issuance of warrants in PIPE financing, investment from non-controlling interest of $1.2 million and $611,000 net proceeds from issuance of preferred shares in PIPE financing, offset by $293,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

During the nine months ended September 30, 2022, net cash provided by financing activities of $21.5 million consisted of $17.8 million in net proceeds from shares issued in an At the Market offering of $4.0 million and notes payable from Streeterville, offset by $118,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of September 30, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

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

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning in 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be $6.8 million in 2024, $40,000 in 2025, $27.0 million in 2026 and $19.1 million in 2027.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series GI Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed May 9 and October 5, 2023, File No. 001-36714).

4.1

Global Amendment No. 2, dated September 29, 2023, by and between Jaguar Health, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).

4.2

Global Amendment No. 2, dated September 29, 2023, by and between Jaguar Health, Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).

4.3

Global Amendment, dated September 29, 2023, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).

4.4

Global Amendment No. 2, dated September 29, 2023, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

November 14, 2023
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer