Form 10-K/A
period 2023-12-31
Jaguar Health, Inc.
filed 2024-04-17
CIK 1585608

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

The number of shares of the registrant’s common stock outstanding as of April 1, 2024, was 276,216,260 shares of voting common stock and 2,014,131 shares of non-voting common stock, par value $0.0001 per share (convertible into 9 shares voting common stock after the effects of the reverse stock split effected through January 23, 2023).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Jaguar Health, Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2023 of Jaguar Health, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2023. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age (as of April 17, 2024) and position of each of our executives and directors.

Name	Age	Position(s) Held
Executives
Lisa Conte	65	Chief Executive Officer and President, Director (Class I)
Pravin Chaturvedi, PhD	61	Chief Scientific Officer; Chair of Scientific Advisory Board
Carol Lizak, MBA	60	Chief Financial Officer
Steve King, PhD	66	Chief Sustainable Supply, Ethnobotanical Research, and IP Officer
Jonathan Wolin, JD, MBA	62	Chief of Staff, Chief Compliance Officer, and General Counsel

Non-Executive Directors
James J. Bochnowski(1)(2)(3)	80	Chairman of the Board (Class I)
John Micek III(1)(3)	71	Director (Class II)
Jonathan B. Siegel(1)(2)	50	Director (Class I)
Anula Jayasuriya	67	Director (Class III)

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating committee.

Executive Team

Lisa A. Conte. Ms. Conte has served as our President, Chief Executive Officer and a member of our board of directors since she founded the Company in June 2013. Ms. Conte also serves as the Chief Executive Officer and a member of the board of Napo since she founded Napo in November 2001 and is the Chairman of the board of our majority owned subsidiary Napo Therapeutics, S.p.A. (f/k/a Napo EU S.p.A.) (“Napo Therapeutics”) since its inception in March 2021. In 1989, Ms. Conte founded Shaman Pharmaceuticals, Inc., a natural product pharmaceutical company. Ms. Conte is also currently a member of the board of directors of Healing Forest Conservatory, a California not-for-profit public benefit corporation, and serves on the Editorial Advisory Board of Life Science Leader magazine and on the Leadership Council of Pure Earth. Ms. Conte holds an M.S. in Physiology and Pharmacology from the University of California, San Diego, and an M.B.A. and A.B. in Biochemistry from Dartmouth College.

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

Non-executive directors

James J. Bochnowski has served as a member of our board of directors since February 2014 and as Chairperson of our board since June 2014. He also serves as a member of the board of directors of our wholly-owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), since February 2014. Since 1988, Mr. Bochnowski has served as the founder and Managing Member of Delphi Ventures, a venture capital firm. In 1980, Mr. Bochnowski co-founded Technology Venture Investors. Mr. Bochnowski holds an M.B.A. with distinction from Harvard University Graduate School of Business and a B.S. in Aeronautics and Astronautics from Massachusetts Institute of Technology.

We believe Mr. Bochnowski is qualified to serve on our board of directors due to his significant experience with venture capital backed healthcare companies and experience as both an executive officer and member of the board of directors of numerous companies.

John Micek III has served as a member of our board of directors and the board of directors of Napo since April 2016 and a member of the board of directors of Napo Therapeutics since March 2021. From 2000 to 2010, Mr. Micek was managing director of Silicon Prairie Partners, LP, a Palo Alto, California based family-owned venture fund. Since 2010, Mr. Micek serves on the board of directors of Armanino Foods of Distinction, Innovare Corporation and JAL/Universal Assurors. He was also a board member and the Chief Executive Officer and Chief Financial Officer of Enova Systems. From March 2014 to August 2015 he served as interim Chief Financial Officer for Smith Electric Vehicles, Inc. Mr. Micek is a cum laude graduate of Santa Clara University and the University of San Francisco School of Law where he was an Articles Editor of the Law Review. His CA law license where he specialized in financial services is currently inactive.

We believe Mr. Micek is qualified to serve on our board of directors due to his many years of executive experience in management and on boards of director of other companies.

Jonathan B. Siegel has served as a member of our board of directors since March 2018 and the board of directors of Napo since March 2018 and a member of the board of directors of Napo Therapeutics since March 2021. Mr. Siegel has served as the Chief Executive Officer of JBS Healthcare Ventures, which pursues investments in public and private healthcare entities, since he founded the company in 2017. In June 2021, he also assumed the role of CEO and Chairman of the board of OPY Acquisition Corp. I, a public Nasdaq-listed company until December 2023. From 2011 until 2017, he was a partner and healthcare sector head at Kingdon Capital Management. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School and as a research assistant at Tufts University School of Medicine. He is also a director at Sol-Gel Technologies Ltd, a Nasdaq-listed company, and has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since March 2019. Previously he served on the Board of Directors of Lumara Health. Mr. Siegel received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.

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

Staggered board

In accordance with our Third Amended and Restated Certificate of Incorporation, as amended (the “COI”), and our Amended and Restated Bylaws, as amended (the “Bylaws”), our Board of Directors is divided into three classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2024 for Class III directors, 2025 for Class I directors and 2026 for Class II directors.

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

Committees of the Board of Directors

The Board of Directors has three committees: an audit committee, a compensation committee and a nominating committee. Continuing directors and our nominees for election as director are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances, and are also required to participate in the meetings of committees on which they serve. The following table provides membership information for each committee as of March 31, 2024:

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

The Audit Committee held four meetings in 2023. The audit committee has adopted a written charter approved by our board of directors, which is available on our website at: https://jaguarhealth.gcs-web.com/static-files/aeabd726-16c2-4219-a755-475e9c87b851.

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

The Compensation Committee held one meeting in 2023. All compensation-related matters were approved at the board of directors’ level. The Compensation Committee has adopted a written charter approved by the board of directors, which is available on our website at:

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

The Nominating Committee had no meeting in 2023. All nomination-related matters were approved at the board of directors’ level. The Nominating Committee has adopted a written charter approved by the board of directors, which is available on our website at: https://jaguarhealth.gcs-web.com/static-files/02dfed04-9508-44cd-a96a-3215e565111c.

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

Meetings and Attendance During 2023

The board of directors held twenty-eight meetings in 2023. Each director who served as a director during 2023 participated in 75% or more of the meetings of the board of directors and of the committees on which he or she served, if any, during the year ended December 31, 2023 (during the period that such director served).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2023, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements, except that one Form 4 covering one transaction was filed late for each of Ms. Conte, Dr. King, Mr. Wolin, Ms. Lizak and Dr. Chaturvedi and one Form 4 covering two transactions was filed late for Dr. Jayasuriya.

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

Item 11. Executive Compensation

Compensation Overview1

This compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers for 2023, who were Lisa Conte, our current President and Chief Executive Officer, Pravin Chaturvedi, our Chief Scientific Officer and Chair of Scientific Advisory Board, Steven King, our Chief of Sustainable Supply, Ethnobotanical Research and Intellectual Property, and Jonathan Wolin our Chief of Staff, General Counsel, and Chief Compliance Officer. We refer to these four individuals as our named executive officers for 2023.

2023 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

		Salary	Bonus	Option awards	Stock awards	All other compensation	Total
	Year	($)	($)	($)	($)	($)(3)	($)
Lisa A. Conte	2023	576,374	—	—	205,190	34,290	815,854
President & Chief Executive Officer	2022	566,205	160,140	—	327,403	33,658	1,087,406
	2021	526,775	185,000	1,508,111	805,950	33,822	3,059,658

Pravin Chaturvedi, Ph.D.	2023	465,500	—	—	109,222	52,412	627,134
Chief Scientific Officer	2022	387,917	80,560	—	101,613	39,721	609,811
	2021	—	102,180	335,229	179,100	265,000	881,509

Steven R. King, Ph.D.	2023	352,900	—	—	85,139	53,496	491,535
Chief, Sustainable Supply, Ethnobotanical Research & Intellectual Property	2022	342,650	96,385	—	71,386	49,705	560,126
	2021	308,925	117,000	446,273	238,651	54,782	1,165,631

Jonathan Wolin	2023	396,520	—	—	105,176	61,093	562,789
Chief of Staff, General Counsel & Chief Compliance Officer	2022	383,590	104,248	—	101,652	55,004	644,494
	2021	335,850	117,792	222,927	119,102	51,174	846,845

Footnotes to Summary Compensation Table

(1)	Assumptions used in calculating the value of option awards were described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference. The amounts reported for option awards were based on the aggregate grant date fair value computed in accordance with ASC topic 718. On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-70 reverse split of the Company’s voting common stock, effective June 7, 2019 (the “2019 Reverse Stock Split”). On September 3, 2021, the Company filed the Certificate of Sixth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-3 reverse split of the Company’s voting common stock, effective September 8, 2021 (the “2021 Reverse Stock Split”). On January 20, 2023, the Company filed the Certificate of Seventh Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-75 reverse split of the Company’s voting common stock, effective January 23, 2023 (the “2023 Reverse Stock Split”). The 2023 Reverse Stock Split, 2021 Reverse Stock Split and 2019 Reverse Stock Split have been retrospectively reflected in the following options held by each executive officer as of December 31, 2023:

a.	Ms. Conte — There were no options granted to Ms. Conte in fiscal years 2022 and 2023. An aggregate 3,599 shares were granted to Ms. Conte on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Ms. Conte and the Company mutually agreed to the surrender and cancellation of unvested stock options (the “Options”) granted on April 5, 2021 to purchase an aggregate of 1,899 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Ms. Conte.

b.	Dr. Chaturvedi — There were no options granted to Dr. Chaturvedi in fiscal years 2022 and 2023. An aggregate 800 shares were granted to Dr. Chaturvedi on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Dr. Chaturvedi and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 422 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. Chaturvedi.

c.	Dr. King — There were no options granted to Dr. King in fiscal years 2022 and 2023. An aggregate 1,065 shares were granted to Dr. King on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Dr. King and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 562 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. King.

d.	Mr. Wolin — There were no options granted Mr. Wolin in fiscal years 2022 and 2023. An aggregate 532 shares were granted to Mr. Wolin on April 5, 2021 at a fair value of $419.04 per share. On December 27, 2022, Mr. Wolin and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 281 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to Mr. Wolin.

e.	All of the December 21, 2017 options grants vested in full as of March 31, 2018 if the option holder was an employee on that date. All of the March 12, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on March 12, 2021. All of the June 1, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on June 1, 2021. All of the July 24, 2019 option grants vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on July 24, 2022. All of the March 20, 2020 option grants vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on March 19, 2023. The options that were granted on April 5, 2021 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on April 5, 2024, subject to continued service with us through each relevant vesting date.

(2)	Assumptions used in calculating the value of stock awards which is mainly restricted stock units were described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference. The amounts reported for stock awards were based on the aggregate grant date fair value on the grant date computed in accordance with ASC topic 718. All of the restricted stock units granted on April 5, 2021 and March 28, 2022 will vest yearly for the next three years. The restricted stock units granted on August 14, 2023 will vest yearly for the next two years.

a.	Ms. Conte — On August 14, 2023, Ms. Conte was granted 383,605 restricted stock units at a market price of $0.53 per share at the grant date. On March 28, 2022, Ms. Conte was granted 8,416 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Ms. Conte was granted 1,800 restricted stock units at a market price of $448.00 per share at the grant date.

b.	Dr. Chaturvedi — On August 14, 2023, Dr. Chaturvedi was granted 204,192 restricted stock units at a market price of $0.53 per share at the grant date. On March 28, 2022, Dr. Chaturvedi was granted 2,612 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Dr. Chaturvedi was granted 400 restricted stock units at a market price of $448.00 per share at the grant date.

c.	Dr. King — On August 14, 2023, Dr. King was granted 159,168 restricted stock units at a market price of $0.53 per share at the grant date. On March 28, 2022, Dr. King was granted 1,835 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Dr. King was granted 533 restricted stock units at a market price of $448.00 per share at the grant date.

d.	Mr. Wolin — On August 14, 2023, Mr. Wolin was granted 196,628 restricted stock units at a market price of $0.53 per share at the grant date. On March 28, 2022, Mr. Wolin was granted 2,613 restricted stock units at a market price of $39.00 per share at the grant date. On April 5, 2021, Mr. Wolin was granted 266 restricted stock units at a market price of $448.00 per share at the grant date.

(3)	Amounts shown in this column reflect incremental health insurance premiums paid for such executive and their family members, if applicable.

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

Dr. Chaturvedi was hired on March 1, 2022 with an annual base salary of $465,500. Prior to Dr. Chaturvedi’s full-time employment with the Company, he was a consultant to the Company and paid a monthly fee of $22,167. He was paid $265,000 in consulting fees during fiscal year 2021.

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

There were no salary increases for Ms. Conte, Dr. Chaturvedi, Dr. King, and Mr. Wolin during the fiscal year 2023.

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

Employment Arrangements with Our Named Executive Officers

Lisa A. Conte

In March 2014, we entered into an offer letter with Ms. Conte to serve as our Chief Executive Officer, effective March 1, 2014, in an at-will capacity. Under this offer letter, Ms. Conte’s annual base salary is $400,000, she is eligible for an annual target bonus of 30% of her base salary. Effective June 15, 2015, our board of directors has reviewed the terms of Ms. Conte’s employment arrangement in connection with its annual compensation review and has adjusted Ms. Conte’s base salary to $440,000. Ms. Conte is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 1, 2018, the Compensation Committee adjusted Ms. Conte’s base salary to $500,000. Effective May 14, 2018, Ms. Conte was eligible for annual target bonus of 40% of her base salary. Effective April 1, 2021, the Compensation Committee adjusted Ms. Conte’s base salary to $535,700. Effective April 1, 2022, the Compensation Committee increased Ms. Conte’s annual base salary from $535,700 to $576,374. There were no salary increases for Ms. Conte during the fiscal year 2023.

Pravin Chaturvedi, Ph.D.

In March 2022, we entered into an offer letter with Dr. Chaturvedi to serve as our Chief Scientific Officer, effective March 1, 2022, in an at-will capacity. Under the offer letter, Dr. Chaturvedi’s annual base salary is $465,500, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Prior to Dr. Chaturvedi’s full-time employment with the Company, he was a consultant to the Company and was paid a monthly fee of $22,167. There were no salary increases for Dr. Chaturvedi during the fiscal year 2023.

Steven R. King, Ph.D.

In February 2014, we entered into an offer letter with Dr. King to serve as our Executive Vice President, Sustainable Supply, Ethnobotanical Research and Intellectual Property, effective March 1, 2014, in an at- will capacity. Under the offer letter, Dr. King’s annual base salary is $255,000, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Effective June 15, 2015, our board of directors has reviewed the terms of Dr. King’s employment arrangement in connection with its annual compensation review, and has adjusted Dr. King’s base salary to $280,500. Dr. King is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 14, 2018, Dr. King was eligible for annual target bonus of 40% of his base salary. His annual base salary was increased to $290,317, $300,000 and $311,900 effective May 1, 2018, November 1, 2019, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Dr. King’s annual base salary from $311,900 to $352,900. There were no salary increases for Dr. King during the fiscal year 2023.

Jonathan S. Wolin

In November 2018, we entered into an offer letter with Mr. Wolin to serve as our Chief Compliance Officer, effective November 28, 2018, in an at will capacity. Under the offer letter Mr. Wolin’s annual base salary is $260,000, he is eligible to receive an annual target bonus of 40% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. On September 6, 2019, we entered into a promotion letter with Mr. Wolin, pursuant to which his base salary was increased to $280,800, effective September 1, 2019. His annual base salary was increased to $300,000, $309,000 and $344,800 effective November 1, 2019, April 1, 2020, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Mr. Wolin’s annual base salary from $344,800 to $396,520. There were no salary increases for Mr. Wolin during the fiscal year 2023.

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

Clawback Policy

The SEC adopted final rules in October 2022 to implement Section 954 of the Dodd-Frank Act, which mandates national securities exchanges and associations to establish listing standards requiring all listed companies to adopt and comply with compensation recovery (clawback) policies for incentive-based compensation received by current and former executive officers based on financial statements that are subsequently restated, and to disclose their clawback policies in accordance with SEC rules. On October 27, 2023, Nasdaq proposed its clawback listing standards that generally align with the SEC’s adopted clawback rules and require listed companies to file clawback-related disclosures in applicable SEC filings. In light of Nasdaq’s adoption of its clawback listing standards, we adopted our new Clawback Policy, which was filed as an exhibit to the Original Form 10-K, that complies with the new SEC and Nasdaq listing standards, and provides that the Company shall recover certain incentive-based compensation of our current and former executive officers in the event the Company is required to issue restated consolidated financial statements with a qualifying accounting restatement.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

	Options Vesting Commencement	Number of Securities Underlying Unexercised Options			Option	Stock Option expiration
	Date	Exercisable	Unexercisable		exercise price	date
Lisa A. Conte	9/22/2016	1	—	(1)	$295,312.50	9/22/2026
	12/21/2017	1	—	(2)	$29,153.25	12/21/2027
	3/12/2018	13	—	(3)	$132,300.00	3/12/2028
	6/01/2018	28	—	(4)	$42,943.95	6/01/2028
	7/24/2019	4,631	—	(6)	$389.25	7/24/2029
	3/20/2020	1,010	—	(8)	$100.35	3/20/2030
	4/05/2021	1,700	—	(9)	$447.75	4/05/2031
Pravin Chaturvedi, Ph.D.	7/24/2019	964	—	(6)	$389.25	7/24/2020
	3/20/2020	210	—	(8)	$100.35	3/20/2030
	4/5/2021	377	—	(9)	$447.75	4/5/2031
Steven R. King, Ph.D.	3/12/2018	5	—	(3)	$132,300.00	3/12/2028
	6/01/2018	8	—	(4)	$42,943.95	6/01/2028
	7/24/2019	1,543	—	(6)	$389.25	7/24/2029
	3/20/2020	336	—	(8)	$100.35	3/20/2030
	4/05/2021	503	—	(9)	$447.75	4/05/2031
Jonathan Wolin	11/28/2018	6	—	(5)	$6,930.00	11/28/2028
	7/24/2019	1,156	—	(6)	$389.25	7/24/2029
	9/5/2019	192	—	(7)	$270.00	9/05/2029
	3/20/2020	252	—	(8)	$100.35	3/20/2030
	4/5/2021	251	—	(9)	$447.75	4/5/2031

(1)	The options were granted on September 22, 2016 and vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on September 22, 2019, subject to continued service with us through each relevant vesting date.

(2)	The options were granted on December 21, 2017 and vest 100% on March 31, 2018 if the officer is an employee as of such date.

(3)	The options were granted on March 12, 2018 and vest 1/36th per month over thirty-six months such that the option is vested in full on March 12, 2021, subject to continued service with us through each relevant vesting date.

(4)	The options were granted on June 1, 2018 and vest 1/36th per month over thirty-six months such that the option is vested in full on June 12, 2021, subject to continued service with us through each relevant vesting date.

(5)	The options were granted November 28, 2018, 9/36ths of which vested nine months from date of hire, then 1/36th per month over the remaining twenty-seven months. The option will vest in full on November 29, 2021.

(6)	The options that were granted on July 24, 2019 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on July 24, 2022.

(7)	The options that were granted on September 5, 2019 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on September 5, 2023.

(8)	The options that were granted on March 20, 2020 vest 1/36th per month over thirty-six months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The option will vest in full on March 20, 2023.

(9)	The options that were granted on April 5, 2021 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on April 5, 2024, subject to continued service with us through each relevant vesting date. On December 27, 2022, the executive officers and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 281 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $447.75 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to each executive officer.

DIRECTOR COMPENSATION

2023 Director Compensation

The following table summarizes the total compensation earned in 2021, 2022, and 2023 for the Company’s non- management directors. Ms. Conte receives no additional compensation for her service as a director.

	Year	Fees Earned or Paid in Cash ($)	Option awards ($)(1)	Stock awards ($)(2)	Total ($)
James J. Bochnowski	2023	100,000	—	40,980	140,980
	2022	87,500	—	49,795	137,295
	2021	33,333	91,372	48,825	173,530
John Micek III	2023	65,000	—	36,677	101,677
	2022	56,875	—	44,543	101,418
	2021	21,667	84,323	44,919	150,909
Jonathan B. Siegel	2023	67,500	—	36,677	104,177
	2022	59,063	—	44,543	103,606
	2021	22,501	84,323	44,919	151,743
Anula Jayasuriya	2023	40,000	—	37,605	77,605
	2022	20,000	—	—	20,000
	2021	—	—	—	—

(1)	Assumptions used in calculating the value of option awards are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference. The amounts reported for option awards are based on the aggregate grant date fair value computed in accordance with ASC topic 718. The aggregate number of options held by each non-management director officer as of December 31, 2023 was as follows: Mr. Bochnowski was granted an aggregate of 1,496 options (19 options granted in fiscal year 2018, 926 options granted in fiscal year 2019, 201 options granted in fiscal year 2020, 350 options granted in fiscal year 2021, and none in fiscal years 2022 and 2023). Mr. Micek III was granted an aggregate of 991 options (11 options granted fiscal year 2018, 540 options granted in fiscal year 2019, 117 options granted in fiscal year 2020, and 323 options granted in fiscal year 2021, and none in fiscal years 2022 and 2023). Mr. Siegel was granted an aggregate of 1,456 options (6 options granted fiscal year 2018, 925 options granted in fiscal year 2019, 202 options granted in fiscal year 2020, and 323 options granted in fiscal year 2021, and none in fiscal years 2022 and 2023); Dr. Jayasuriya had no options granted in 2022.

(2)	Assumptions used in calculating the value of stock awards which is mainly restricted stock units are described in Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference. The amounts reported for stock awards are based on the aggregate grant date market value. The aggregate number of restricted stock units held by each non-management director officer as of December 31, 2023 was as follows: Mr. Bochnowski was granted 175 restricted stock units in May 2021, 1,280 in March 2022, and 76,613 in August 2023; Mr. Micek III was granted 161 restricted stock units in May 2021, 1,145 in May 2021 and March 2022, and 68,568 in August 2023; Mr. Siegel was granted 161 restricted stock units in May 2021, 1,145 in March 2022, and 68,568 in August 2023; and Dr. Jayasuriya was granted 1,718 restricted stock units in April 2023 and 68,568 in August 2023.

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

Pay Versus Performance Table

The table below summarizes compensation values both previously reported in our Summary Compensation Table, as well as the adjusted values required in this section for fiscal years 2021, 2022, and 2023. Note that for our NEOs other than our principal executive officer (the “PEO”), compensation is reported as an average.

Year	Summary Compensation Table Total for PEO ($) (1)(2)(3)	Compensation Actually Paid to PEO ($) (1)(3)(4)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($) (1)(2)(3)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($) (1)(3)(4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(5)	Net Loss ($) Attributable to Common Stockholders ($)(6)(7) (in thousands)
2023	$815,854	$611,189	$560,486	$472,646	$0.08	$(41.30)
2022	$1,087,406	$491,160	$592,096	$442,188	$3.55	$(47.45)
2021	$3,059,658	$1,356,572	$929,294	$598,918	$42.54	$(52.60)

(1)	During fiscal years 2023, 2022 and 2021, the PEO was Lisa Conte. During fiscal year 2023, the non-PEO NEOs were Dr. Chaturvedi, Dr. King, and Mr. Wolin. During fiscal year 2022, the non-PEO NEOs were Dr. Chaturvedi, Dr. King, Mr. Wolin, and Mr. Wendt. During fiscal year 2021, the non-PEO NEOs were Dr. King, Mr. Wolin, and Mr. Wendt.

(2)	The dollar amounts reported are the amounts of total compensation reported for Ms. Conte and the average total compensation reported for non-PEO NEOs for the applicable fiscal year in the “Total” column of the Summary Compensation Table (SCT).

(3)	Compensation Actually Paid for 2021 and 2022 as reported in last year's disclosure has been adjusted to reflect the disclosed Summary Compensation Table totals in this report for the applicable NEOs.

(4)	The following table sets forth the adjustments made to the SCT total for 2023, 2022, and 2021 in the pay versus performance table to arrive at “compensation actually paid” to our PEO and non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K:

Fiscal Year 2023	PEO	Non-PEO NEOs
SCT Total	$815,854	$560,486
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$205,190	$99,846
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$58,078	$28,261
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(38,102)	$(10,841)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$0	$0
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(19,451)	$(5,414)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$0	$0
Total Adjustments	$(204,665)	$(87,840)
Compensation Actually Paid *	$611,189	$472,646

Fiscal Year 2022	PEO	Non-PEO NEOs
SCT Total	$1,087,406	$592,096
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$327,403	$97,811
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$52,685	$16,390
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(91,523)	$(18,798)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$0	$0
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(101,440)	$(23,499)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$(128,565)	$(26,190)
Total Adjustments	$(596,246)	$(149,908)
Compensation Actually Paid *	$491,160	$442,188

Fiscal Year 2021	PEO	Non-PEO NEOs
SCT Total	$3,059,658	$929,294
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$2,314,061	$456,327
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$327,531	$64,655
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(140,704)	$(37,996)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$182,253	$35,997
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$241,894	$63,295
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$0	$0
Total Adjustments	$(1,703,086)	$(330,376)
Compensation Actually Paid *	$1,356,572	$598,918

(5)	The amounts reported represent the measurement period value of an investment of $100 in our stock on December 31, 2020 (the last trading day before the 2021 fiscal year), and then valued again on each of December 31, 2021 (the last trading day of the 2021 fiscal year), December 30, 2022 (the last trading day of the 2022 fiscal year), and December 29, 2023 (the last trading day of the 2023 fiscal year), based on the closing price per share of the Company’s common stock as of such dates and assuming the reinvestment of dividends.

(6)	The amounts reported represent net income (loss) for the applicable fiscal year calculated in accordance with generally accepted accounting principles in the United States.

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

Relationship Between CAP Amounts and Performance Measures

The following charts show graphically the relationships over the past three years of the CAP Amounts for the PEO and non-PEO NEOs as compared to our (i) cumulative total shareholder return and (ii) net income (loss).

While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2021, 2022, and 2023 were made independently of these disclosure requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 12, 2024 for:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants or convertible securities held by such persons that are currently exercisable or convertible or exercisable or convertible within 60 days of April 12, 2024, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage of beneficial ownership is based on (i) 287,260,735 shares of Common Stock and (ii) 2,014,131shares of non-voting common stock, par value $0.0001 per share (convertible into 9 shares voting common stock after the effects of the reverse stock split effected through January 23, 2023) outstanding as of April 12, 2024.

Except as otherwise set forth below, the address of each beneficial owner listed in the table below is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, California 94104.

	Voting Common Stock
Name and address of beneficial owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
GEN ILAC VE SAGLIK URUNLERI SANAYI VE TICARET ANONIM SIRKETI (A.S) (1)	16,666,666	5.48%
Named executive officers and directors:
Lisa A. Conte(2)	12,317	*
Pravin Chaturvedi, Ph.D. (3)	2,822
Steven R. King, Ph.D(4)	3,539	*
Jonathan S. Wolin(5)	2,994	*
James J. Bochnowski(6)	6,340	*
Jonathan B. Siegel(7)	3,089	*
John Micek III(8)	2,297	*
Anula Jayasuriya(9)	1,718	*
All current executive officers and directors as a group (8 persons) (10)	35,116	*

(1)	The address for the reporting person is MUSTAFA KEMAL MAH. 2119 SK. NO:3 06520 CANKAYA- ANKARA, TURKIYE . Represents 16,666,666 shares of Common Stock held by GEN ILAC VE SAGLIK URUNLERI SANAYI VE TICARET ANONIM SIRKETI (A.S).

(2)	Represents (i) 4,766 shares of Common Stock (ii) 7,384 shares of Common Stock issuable to Ms. Conte under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024, and (iii) Bridge Warrants exercisable into 167 shares of Common Stock. The weighted average exercise price of the 7,384 stock options is $800.64.

(3)	Represents (i) 1,270 shares of Common Stock and (ii) 1,552 shares of Common Stock issuable to Dr. Chaturvedi under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024. The weighted average exercise price of the 1,552 stock options is $364.41.

(4)	Represents (i) 1,144 shares of Common Stock and (ii) 2,395 shares of Common Stock issuable to Dr. King under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024. The weighted average exercise price of the 2,395 stock options is $778.54.

(5)	Represents (i) 1,137 shares of Common Stock and (ii) 1,857 shares of Common Stock issuable to Mr. Wolin under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024. The weighted average exercise price of the 1,857 stock options is $366.76.

(6)	Represents (i) 2,266 shares of Common Stock, (ii) 1,496 shares of Common Stock issuable to Mr. Bochnowski under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024, and (iii) Series 1, Series 2, and Bridge Warrants exercisable into 2,577 shares of Common Stock. The weighted average exercise price of the 1,496 stock options is $1,050.07.

(7)	Represents (i) 1,365 shares of Common Stock, (ii) 1,456 shares of Common Stock issuable to Mr. Siegel under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024, and (iii) Series 1, Series 2, and Bridge Warrants exercisable into 182 shares of Common Stock. The weighted average exercise price of the 1,456 stock options is $500.07.

(8)	Represents (i) 1,306 shares of Common Stock and (ii) 991 shares of Common Stock issuable to Mr. Micek under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 12, 2024. The weighted average exercise price of the 991 stock options is $923.02.

(9)	Represents (i) 1,718 shares of Common Stock issued to Dr. Jayasuriya. She was granted 1,718 restricted stock units under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) in April 2023 and 68,568 in August 2023. The restricted stock units granted in April 2023 fully vested in July 2023 and the restricted stock units granted in August, 2023 will vest yearly for the next two years. Dr. Jayasuriya was granted 1,718 restricted stock units on July 2, 2022 contingent upon the Company having sufficient authorized shares of Common Stock under the 2014 Plan on or before June 30, 2023. Such restricted stock units will vest in full on the one-year anniversary of the grant date, subject to Dr. Jayasuriya’s continuous service through such vesting date.

(10)	See footnotes (2 – 9).

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2014 Plan and our 2020 New Employee Inducement Award (the “2020 Inducement Award Plan”).

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	26,264	$609.99	141,353	(2)
Equity compensation plans not approved by security holders (3):	1,512	$346.17	484,829	(2)
Total	27,776	$595.63	626,182

(1) Consists of the 2014 Plan.

(2) As of December 31, 2023, there were 141,353 shares available for grant under the 2014 Plan and 484,829 shares available for grants under the 2020 Inducement Award Plan.

(3) Consists of the 2020 Inducement Award Plan. For more information on the 2020 Inducement Award Plan, see Note 11 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table provides information as of December 31, 2021 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2014 Plan and our 2020 New Employee Inducement Award (the “2020 Inducement Award Plan”).

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

(1) Consists of the 2014 Plan.

(2) As of December 31, 2021, there were no shares available for grant under the 2014 Plan and under the 2020 Inducement Award Plan.

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

On the same date, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1,073,807 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 1,908,651 shares of the Company’s common stock.

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

On the same date, the Company entered into privately negotiated exchange agreements with Uptown and Streeterville, under which the Company issued 32 and 73 shares of the Company’s newly authorized Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to Uptown and Streeterville, respectively, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the exchange agreements, in exchange for a $757,000 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1.7 million reduction in the outstanding balance of the August 2022 Royalty Interest, respectively. As of December 31,2023, the company converted all issued shares of Series H and no shares remain outstanding.

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

On the same date, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the exchange agreement, in exchange for a $1.5 million reduction in the outstanding balance of the December 2020 Royalty Interest.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

Current Principal Accountant Fees and Services

RBSM LLP (“RBSM”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2021, 2022, and 2023 and has served as our independent registered public accounting firm since November 22, 2021. The following table represents the aggregate fees billed to us by RBSM in 2021, 2022, and 2023 for audit and other services rendered.

	Years ended December 31, 2023	Years ended December 31, 2022	Years ended December 31, 2021
Audit Fees	$380,000	$250,000	$40,000
Audit Related Fees	45,000	15,000	—
Tax Fees	—		—
All Other Fees	—		—
Total	$425,000	$265,000	$40,000

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

Dated: April 17, 2024

JAGUAR HEALTH, INC.

By:	/s/ Lisa A. Conte
Lisa A. Conte
Chief Executive Officer& President