Form 10-Q
period 2024-03-31
Jaguar Health, Inc.
filed 2024-05-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were (i) 293,353,560 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 2,120,786 shares of non-voting common stock, par value $0.0001 per share, outstanding (convertible into nine shares of voting common stock).

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$11,671	$6,469
Accounts receivable, net	1,512	1,967
Other receivable	202	217
Inventory	9,020	9,189
Prepaid expenses and other current assets	11,309	10,121
Total current assets	33,714	27,963
Property and equipment, net	484	496
Operating lease - right-of-use asset	1,289	1,176
Intangible assets, net	19,627	20,116
Other assets	275	1,012
Total assets	$55,389	$50,763

Liabilities, Redeemable Preferred stock and Stockholders' equity
Current liabilities:
Accounts payable	$3,320	$4,974
Accrued liabilities	3,461	3,798
Deferred revenue	170	—
Operating lease liability, current	469	348
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $10.2 million as of March 31, 2024 and $0 December 31, 2023, respectively)	10,394	4,867
Total current liabilities	17,814	13,987
Operating lease liability, net of current portion	873	886
Deferred revenue - long term	680	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $21.7 million as of March 31, 2024 and $31.0 million December 31, 2023, respectively)	21,719	30,993
Total liabilities	41,086	45,866

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 and 0 shares designated from 10,000.000 preferred stock authorized at March 31, 2024 and December 31, 2023; 99 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	2,485	—

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 and 137 shares designated from 10,000,000 preferred stock authorized at March 31, 2024 and December 31, 2023; 0 and 122 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and 105 shares designated from 10,000,000 preferred stock authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series I convertible preferred stock: $0.0001 par value; 118 and 118 shares designated from 10,000,000 preferred stock authorized at March 31, 2024 and December 31, 2023; 0 and 56 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at March 31, 2024 and December 31, 2023; 273,479,471 and 73,413,248 issued and outstanding at March 31, 2024 and December 31, 2023	27	7
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; 9 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	329,647	313,854
Noncontrolling interest	(180)	(64)
Accumulated deficit	(317,215)	(308,248)
Accumulated other comprehensive loss	(461)	(652)
Total stockholders' equity	11,818	4,897
Total liabilities, redeemable preferred stock and stockholders' equity	$55,389	$50,763

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2024	2023
Product revenue, net	$2,351	$1,972
Operating expenses
Cost of product revenue	430	345
Research and development	4,312	4,775
Sales and marketing	1,443	1,884
General and administrative	4,381	4,813
Total operating expenses	10,566	11,817
Loss from operations	(8,215)	(9,845)
Interest expense	(611)	(2,181)
Change in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,021)	(359)
Gain on extinguishment of debt	1,245	—
Other income (expense)	234	(12)
Loss before income tax	(9,368)	(12,397)
Income tax expense	—	—
Net loss	(9,368)	(12,397)
Net loss attributable to noncontrolling interest	$(142)	$(195)
Net loss attributable to common stockholders	$(9,226)	$(12,202)
Net loss per share, basic	$(0.06)	$(2.39)
Net loss per share, diluted	$(0.06)	$(2.39)
Weighted-average common stock outstanding, basic	158,842,297	5,109,609
Weighted-average common stock outstanding, diluted	158,842,297	5,109,609

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2024	2023
Net loss	$(9,368)	$(12,397)
Other comprehensive gains (loss)	217	(232)
Net comprehensive loss	$(9,151)	$(12,629)
Common stockholders:
Net loss attributable to common stockholders	$(9,226)	$(12,202)
Other comprehensive loss attributable to common stockholders
Translation adjustments	191	(204)
Net comprehensive loss attributable to common stockholders	$(9,035)	$(12,406)
Non-controlling interests:
Net loss attributable to non-controlling interests	$(142)	$(195)
Other comprehensive loss attributable to non-controlling interests
Translation adjustments	26	(28)
Net comprehensive loss attributable to non-controlling interests	$(116)	$(223)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2024	—	$—	122	$—	56	$—	73,413,248	$7	9	$—	$313,854	$(64)	$(308,248)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $42	—	—	—	—	—	—	130,894,636	13	—	—	11,327	—	—	—	11,340
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from conversion of warrants	—	—	—	—	—	—	18,837,500	2	—	—	(2)	—	—	—	—
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	18,333,333	2	—	—	1,738	—	259	—	1,999
Common shares issued to third party in exchange of license agreement	—	—	—	—	—	—	16,666,666	2	—	—	1,148	—	—	—	1,150
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	8,000,000	1	—	—	835	—	—	—	836
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	3,050,000	—	—	—	—	—	—	—	—
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	2,696,456	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,587,632	—	—	—	166	—	—	—	166
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	581	—	—	—	581
Net loss	—	—	—	—	—	—	—	—	—	—	—	(142)	(9,226)	—	(9,368)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	26	—	191	217
Balances as of March 31, 2024	99	$2,485	—	$—	—	$—	273,479,471	$27	9	$—	$329,647	$(180)	$(317,215)	$(461)	$11,818

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	—	$—	2,182,084	$—	9	$—	$266,971	$(699)	$(266,948)	$(680)	$(1,356)
Common stock issued in At the Market offering, net of issuance and offering costs of $30	—	—	—	—	—	—	10,463,983	1	—	—	17,864	—	—	—	17,865
Common stock issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,370,005	—	—	—	1,275	—	—	—	1,275
Common stock issued to Irving in exchange of notes payable and accrued interest			—	—	—	—	150,000	—	—	—	627	—	—	—	627
Common stock issued to third party for services			—	—	—	—	9,669	—	—	—	166	—	—	—	166
Additional investments from non-controlling interests			—	—	—	—	—	—	—	—	—	1,232	—	—	1,232
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	480	—	—	—	480
Net loss	—	—	—	—	—	—	—	—	—	—	—	(195)	(12,202)	—	(12,397)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(28)	—	(204)	(232)
Balances as of March 31, 2023	—	$—	—	$—	—	$—	14,175,741	$1	9	$—	$287,383	$310	$(279,150)	$(884)	$7,660

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net comprehensive loss	$(9,151)	$(12,629)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Change in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	2,021	359
Stock-based compensation, vested and released restricted stock units and exercised stock options	581	480
Depreciation and amortization expenses	501	504
Amortization of debt issuance costs, debt discount, and non-cash interest expense	274	1,276
Amortization of operating lease - right-of-use-asset	109	47
Share in joint venture's loss	16	31
Gain on extinguishment of debt	(1,245)	—
Shares issued in exchange for services	—	166
Changes in assets and liabilities
Accounts receivable	455	892
Other receivable	10	138
Inventory	169	(1,660)
Prepaid expenses and other current assets	(1,136)	(160)
Other assets	735	(18)
Accounts payable	(1,660)	(134)
Accrued liabilities	531	816
Deferred revenue	850	—
Operating lease liability	(107)	(53)
Total cash used in operating activities	(7,047)	(9,945)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $42 and $30 in 2024 and 2023, respectively	11,340	17,865
Proceeds from issuance of common shares in exchange of License Agreement	1,150	—
Investment from non-controlling interest	—	1,232
Payment of Tempesta Note	(50)	(50)
Repayment of insurance financing	(172)	(236)
Total cash provided by financing activities	12,268	18,811
Effects of foreign exchange rate changes on assets and liabilities	(19)	32
Net increase in cash	5,202	8,898
Cash at beginning of the year	6,469	5,469
Cash at end of the year	$11,671	$14,367

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Supplemental schedule of cash flow information
Cash paid for interest	$9	$6
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	$4,485	$—
Common stock issued to Streeterville in exchange of Series J Preferred Stock	$1,999	$—
Common stock issued to Iliad in exchange of notes payable and accrued interest	$836	$1,275
Recognition of operating lease - right-of-use asset and operating lease liability	$221	$30
Common stock issued to Streeterville in exchange of notes payable and accrued interest	$166	$627
Umbrella Insurance Financing	$52	$—
Common stock issued from conversion of warrants	$2	$—

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

Nasdaq Communication and Compliance

Minimum Bid Price Requirement

On May 10, 2023, the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC issued to the Company a notification citing its failure to comply with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially provided 180 calendar days, or until November 6, 2023, and was subsequently granted an additional 180 calendar day period, or until May 6, 2024, to regain compliance with the Minimum Bid Price Requirement. However, on February 15, 2024, the Company received a delisting determination letter from the Staff in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(iii) due to the Company’s securities having a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, on February 29, 2024, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which automatically stayed the delisting of the Company’s common stock from Nasdaq pending a decision from the Panel. Pursuant to a review process, the Panel provided notice on April 5, 2024 granting the Company’s request to extend the period for it to regain compliance with the Minimum Bid Price Requirement until August 13, 2024.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $317.2 million as of March 31, 2024. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing of additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending
December 31, 2024, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2023, which was filed to SEC on April 1, 2024 and amended on April 17, 2024.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, changes in convertible preferred stock and stockholders' equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Non-controlling interest

The Company consolidates the results of Napo Therapeutics, which was owned 88% by the Company and 12% by private investors as of March 31, 2024, and December 31, 2023. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of March 31, 2024, and December 31, 2023.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment hasn’t been received 30 days after the contractual due date. The credit loss allowance was immaterial as of March 31, 2024, and December 31, 2023. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three months ended March 31, 2024, and 2023, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2024 and 2023, the Company earned Mytesi revenue primarily from three specialty pharmacies located in the United States, respectively. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2024	2023
Customer 1	31%	25%
Customer 2	54%	54%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	March 31,	December 31,
	2023	2023
Customer 1	30%	32%
Customer 2	56%	57%

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

Other Global Events

Macroeconomic conditions around the world are subject to constant change, influenced by several factors, including persistently high inflation, structural weaknesses in the labor market, low productivity growth, and adverse weather conditions. The UK's recession has severely impacted Europe's decline. The Company’s subsidiary in Italy, Napo Therapeutics, has not generated any revenue for the three months ended March 31, 2024. Despite these recent global events, there have been no significant changes in the subsidiary's operations.

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

Fair Value Option

ASC 825-10, Financial Instruments, provides FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of March 31, 2024, and December 31, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges in bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reduction in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company did not have allowance for inventory obsolescence as of March 31, 2024, and December 31, 2023.

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

None of the Company’s long-lived assets were deemed impaired as of March 31, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805 Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three months ended March 31, 2024, and 2023.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $2.3 million and $1.9 million for the three months ended March 31, 2024, and 2023, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $40,000 and $28,000 for the three months ended March 31, 2024, and 2023, respectively and Neonorm revenues of $9,000 and $18,000 for the three months ended March 31, 2024, and 2023, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $2.0 million and $1.5 million for the three months ended March 31, 2024, and 2023, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License and Supply Agreement (“License Agreement”) with Knight Therapeutics ("Knight"). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three months ended March 31, 2024, and 2023.

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

For the three months ended March 31, 2024, the Company have not entered amendments to the terms of the October 2020 Royalty Interest, December 2020 Royalty Interest and August 2022 Royalty Interest.

For the three months ended March 31, 2023, the Company entered into amendment on the terms of its October 2020 and December 2020 Purchase Agreements.

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

The Company did not modify any equity-classified warrants for the three months ended March 31, 2024, and 2023.

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

The Company did not modify any equity-classified preferred stock for the three months ended March 31, 2024, and 2023.

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

For the three months ended March 31, 2024, the amount of other comprehensive gain from translation adjustments was $217,000.

For the three months ended March 31, 2023, the amount of other comprehensive loss from translation adjustments was $232,000.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted-average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted-average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, because their impact would be anti-dilutive to the calculation of net loss per share. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the months ended March 31, 2024, and 2023.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company’s financial statements and related disclosures at March 31, 2024.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023.

	March 31, 2024
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,721	$6,721
Uptown	—	—	7,880	7,880
Streeterville 2	—	—	7,118	7,118
Streeterville Note	—	—	10,242	10,242
Total fair value	$—	$—	$31,961	$31,961

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,862	$6,862
Uptown	—	—	7,473	7,473
Streeterville 2	—	—	6,815	6,815
Streeterville Note	—	—	9,793	9,793
Total fair value	$—	$—	$30,943	$30,943

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Three Months Ended
	March 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,814	$9,792
Additions	—	—	—	—
Exchanges	(836)	—	(165)	—
Settlements	—	—	—	—
Change in fair value	695	407	469	450
Ending fair value of Level 3 liability	$6,721	$7,880	$7,118	$10,242

	Three Months Ended
	March 31, 2023
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$—	$7,839
Additions	—	—	—	—
Settlements	—	—	—	—
Change in fair value	—	—	—	359
Ending fair value of Level 3 liability	$—	$—	$—	$8,198

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of March 31, 2024, amounted to $7.8 million and $10.2 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of March 31, 2024, amounted to $20.2 million and $21.7 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for hybrid instruments:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	8.57%-25.14% (25.14%)	9.02%-24.59% (24.59%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $407,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $407,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have decreased by $1.4 million.

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have increased by $10.8 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause.

	0.59%-73.27%	0.10%-73.27%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $216,000.

If expected cash flows by Management considered the scenario with the greatest amount of indicated value, FV would have increased by $1.5 million.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	8.57%-27.14% (27.14%)	9.02%-26.59% (26.59%)

If discount rate is adjusted to total of additional 100 basis points (bps), fair value would have decreased by $541,000.

If discount rate is adjusted to total deduction of 100 bps, fair value would have increased by $555,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments that are held to maturity and mark-to-market adjustments are aggregated in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of March 31, 2024, and December 31, 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following table summarizes the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At March 31, 2024
Iliad	$6,721	$6,392	$3,885	$(3,556)
Uptown	7,880	7,994	4,366	(4,480)
Streeterville 2	7,118	10,094	1,265	(4,241)
Streeterville Note	10,242	6,000	651	3,591

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2023
Iliad	$6,862	$7,292	$3,621	$(4,051)
Uptown	7,473	7,994	4,058	(4,579)
Streeterville 2	6,815	10,273	950	(4,408)
Streeterville Note	9,793	6,000	546	3,247

4. Balance Sheet Components

Inventory

Inventory at March 31, 2024, and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Raw material	$2,202	$2,057
Work in process	6,126	6,517
Finished goods	692	615
Inventory	$9,020	$9,189

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $3.0 million and $2.8 million as of March 31, 2024, and December 31, 2023, are included in the prepayments and other assets account. The Company’s proof-of-concept (“POC”) data is expected to be completed by the end of 2024. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at March 31, 2024, and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	7	7
Total property and equipment at cost	961	961
Accumulated depreciation	(477)	(465)
Property and equipment, net	$484	$496

Depreciation and amortization expenses were $12,000 and $16,000 for the three months ended March 31, 2024 and 2023, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(11,111)	(10,694)
Developed technology, net	13,889	14,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(133)	(128)
Trademarks, net	167	172
Internal use software costs - registry	1,236	1,236
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(432)	(370)
Internal use software costs - registry, net	433	495
Patents	361	361
Accumulated patents amortization	(23)	(18)
Patents, net	338	343
Total intangible assets, net	$19,627	$20,116

Amortization expense of finite-lived intangible assets was $489,000 and $488,000 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarized the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2024:

(in thousands)	Amounts
Remainder of 2024	$1,464
2025	1,952
2026	1,952
2027	1,952
2028	1,952
Thereafter	5,555
$14,827

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation on a quarterly basis based on the Director Compensation Program. For the three months ended March 31, 2024, and 2023, the Company paid approximately $112,256 and $68,000 cash compensation to its directors, respectively.

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

On October 7, 2021, the Company entered into an agreement for the lease of office premises from November 1, 2021 to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract was not terminated within 12 months, the lease amount would be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor had the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor might immediately withdraw from the contract. The Company was required to leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid deposit of €20,000 or approximately $21,000 to the lessor. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

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

On October 10, 2021, the Company also entered into a short-term office lease in Milan, Italy. The term of the lease began on November 1, 2021, subject to automatic renewal equal to the present term until terminated by mutual agreement. On January 26, 2022, the lease agreement was amended whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. The Company recognized rent expense on a straight-line basis over the non-cancellable lease period. On September 12, 2023, the Company entered into a second lease amendment whereby the term was extended by another year from January 1, 2024 to December 31, 2024. The Company recognized rent expense on a straight-line basis over the non-cancellable lease period. On December 31, 2023, the Company elected not to renew the October 10, 2021, lease agreement.

On December 8, 2023, the Company entered into a two-year office lease in Milan, Italy. The term of the lease began on January 1, 2024 until December 31, 2025. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period.

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

On January 25, 2022, the Company entered into an agreement for the lease of office premises from March 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022 to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the start date of the contract. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required to leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid deposit of €9,000 or approximately $9,500 to the Lessor.

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

The table below provided additional details of the office space lease presented in the unaudited condensed consolidated balance sheet as of March 31, 2024, and December 31, 2023:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$1,289	$1,176

Operating lease liability, current	469	348
Operating lease liability, net of current portion	873	886
Total	$1,342	$1,234

Weighted-average remaining life (years)	4.27	4.76
Weighted-average discount rate	19.74%	21.34%

Lease cost included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023 was approximately $276,000 and $209,000.

For the three months ended March 31, 2024, cash recognized for operating lease liabilities under operating cash flows amounted to $336,000.

For the three months ended March 31, 2023, cash paid for operating lease liabilities recognized under operating cash flows amounted to $53,000.

Non-cash investing and financing activities for the three months ended March 31, 2024, and 2023, include addition to right-of-use asset obtained from new and modified operating liabilities, amounted to $221,000 and $30,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of March 31, 2024.

March 31,
2024
(in thousands)	(unaudited)
Remainder of 2024	$656
2025	382
2026	254
2027	235
2028	242
2029	249
2030	105
Total undiscounted operating lease payments	2,123
Imputed interest expenses	(781)
Total operating lease liability	1,342
Less: Operating lease liability, current	469
Operating lease liability, net of current portion	$873

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. 1Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, as well as other customary provisions. The Agreement includes a commitment for the purchase from Glenmark of a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement as a result of a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of March 31, 2024, the remaining commitment is 500 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s planned upcoming pivotal Phase 3 clinical trial for cancer-therapy related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, that would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the three months ended March 31, 2024, and 2023, the Company paid Integrium $504,674 and $498,000 respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer and Transition Agreement dated September 22, 2017 with Glenmark. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories and patient populations globally, and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of, or sells or otherwise transfers any of the transferred assets, subject to certain exclusions, until Glenmark has received a total of $7.0 million. For the three months ended March 31, 2024,no payment has been made to Glenmark. For the three months ended March 31, 2023, the Company paid Glenmark $1.9 million.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the three months ended March 31, 2024 of Magdalena is as follows:

Three months ended
March 31,
2024
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(40)
Loss before income tax	(40)
Income tax expense	—
Net loss	$(40)
Net loss attributable to the Company	$(16)

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., pursuant to which the Company issued 16,666,666 shares of the Company’s common stock at a price of $0.12 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug Crofelemer with purchasers in certain countries within Eastern Europe.

The Company determined that the issuance of shares and the grant of license should be accounted for as a single arrangement under ASC 606 Revenue from Contracts with Customers. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of 5 years which represents the approximate term of the license period considering the expiration dates of the licensed patents.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed balance sheets as of March 31, 2024, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

7. Debt

Notes payable at March 31, 2024, and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$31,961	$30,943
Royalty Interest*	—	5,635
Insurance Financing	52	172
Tempesta Note	100	150
Total	32,113	36,900
Less: unamortized discount and debt issuance costs	—	(1,040)
Note payable, net of discount	$32,113	$35,860
Notes payable - non-current, net	$21,719	$30,993
Notes payable - current, net	$10,394	$4,867

Weighted average interest rate on short-term borrowings	3.24%	5.04%

*Notes with royalty interest not designated at Fair Value Option.

The Company paid $9,000 and $6,000 interest for its debt for the three months ended March 31, 2024, and 2023, respectively.

Future maturities of the notes payable not designated at FVO as of March 31, 2024 are as follows:

Amounts
(in thousands)	(unaudited)
2025	$10,394
2026	21,719
Total	$32,113

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

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest and exchange for 7,843 shares of the Company’s common stock. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%.

On February 11, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $2.4 million from the outstanding balance of the royalty interest and exchange for 23,117 shares of the Company’s common stock.

On March 2, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1.1 million from the outstanding balance of the royalty interest and exchange for 32,333 shares of the Company’s common stock.

On March 4, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $800,000 from the outstanding balance of the royalty interest and exchange for 26,667 shares of the Company’s common stock.

On March 9, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $700,000 from the outstanding balance of the royalty interest and exchange for 24,667 shares of the Company’s common stock.

Because the period between the first and last exchanges occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange was used in the application of the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted to a loss of $2.2 million.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to its existing royalty interests including the Royalty Interest in the original principal amount of $12.0 million under the

October 2020 Royalty Interest. The amendment grants the Company at its sole discretion, the right to exchange from time to time, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange. Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, on which the Company will not have such right and issue any common stock to investors if (a) the issuance of the Company’s common stock would cause investor’s beneficial ownership to exceed 4.99% of Company’s issued and outstanding common stock as of such date; (b) any of the exchange conditions has not been satisfied as of the applicable exchange date; and (c) the total cumulative number of shares of the Company’s common stock issued pursuant to the Royalty Interests would exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d) if applicable) (the “Exchange Cap”), unless stockholder approval is obtained to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

On May 13, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $400,000 from the outstanding balance of the royalty interest and exchange for 15,249 shares of the Company’s common stock.

On July 25, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $750,000 from the outstanding balance of the royalty interest and exchange for 31,546 shares of the Company’s stock.

On November 18, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $715,000 from the outstanding balance of the royalty interest and exchange for 978 shares of the Company’s stock.

On March 17 and 23, 2023, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $992,000 and $227,000, respectively from the outstanding balance of the royalty interest and exchange for 14,533 and 3,733 shares, respectively of the Company’s stock.

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

The cumulative effect of the exchanges to the October 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the unaudited condensed consolidated statements of operations amounting to $2.0 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the October 2020 Royalty Interest under the fair value option accounting (“FVO”).

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 4,875,000 shares of the Company’s Common Stocks to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On January 29, 2024, Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 8,000,000 shares of the Company’s common stock to Iliad in exchange for a $836,000.00 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On March 31, 2024, and December 31, 2023, the fair value was determined to be $6.7 million and $6.9 million. For the three months ended March 31, 2024, the net loss in the fair value was $695,000. The net loss in fair value was recorded in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

On May 8, 2023, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1,073,807 from the outstanding balance of the royalty interest and exchange for 1,908,651 shares of the Company’s common stock.

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

The cumulative effect of the exchanges to the December 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the unaudited condensed consolidated statements of operations amounting to $2.7 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the December 2020 Royalty Interest under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On March 31, 2024, and December 31, 2023 the fair value was determined to be $7.9 million and $7.5 million. For the three months ended March 31, 2024, the net loss in the fair value was $407,000. The net loss in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

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

On September 30, 2022, the Company entered into an exchange agreement with Streeterville, pursuant to which the parties agreed to partition $2.0 million from the outstanding balance of the royalty interest and exchange the partitioned royalty for 156,863 shares of the Company’s common stock. The exchange was accounted for as a debt modification and resulted to a reduction in the outstanding balance of the royalty interest amounting to $2.0 million.

On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville in exchange for the surrender of the March 2021 Royalty Interest by Streeterville. Upon completion of the CVP Exchange Transaction, all outstanding balance of the March 2021 Royalty Interest was fully paid, and the March 2021 Royalty Interest was terminated.

The exchanges of Series J Preferred Stock were accounted for as extinguishment. Because the fair value of the common stock transferred is less than the carrying amount of the Series J Preferred Stock surrendered, the difference was credited to retained earnings and added to earnings available to common shareholders.

Interest expense was $448,000 and $420,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and December 31, 2023, the carrying value of the debt was $0 and $4.6 million, respectively.

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

The cumulative effect of the exchanges to the August 2022 Royalty Interest resulted to significant modifications and were accounted for as extinguishment. The Company recorded an extinguishment loss in the unaudited condensed consolidated statements of operations amounting to $1.0 million The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the August 2022 Royalty Interest resulted under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 1,587,632 shares of the Company’s common stock, par value $0.0001 to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On March 31, 2024, and December 31, 2023 the fair value was determined to be $7.1 million and 6.8 million, respectively. For the three months ended March 31, 2024, the net loss in the fair value was $468,000. The net loss in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of March 31, 2024, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the maturity date of the note, the Return Bonus percentage will be fixed as of such date. As of March 31, 2024, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the date of default at an interest rate equal to the fewer of 18% per annum or the maximum rate permitted under applicable law. As of March 31, 2024, no default has occurred.

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

On March 31, 2024, and December 31, 2023, the fair value was determined to be $10.2 million and $9.8 million, respectively. For the three months ended March 31, 2024, the net increase in the fair value was $450,000. The net decrease in fair value was recorded as loss included in the change in fair value of financial instruments and hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2024, was $7,000. The financing balance was zero and $172,000 as of March 31, 2024 and December 31, 2023, respectively.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Payment of principal and interest is due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2024, was zero. The financing balance was $52,000 as of March 31, 2024.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000 and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020 until the Note is paid in full. Interest expense for the three months ended March 31, 2024, and 2023 was $1,000 and $3,000, respectively. At March 31, 2024, and December 31, 2023, the net carrying value of the note was $100,000 and $150,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of March 31, 2024, and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(unaudited)
Warrants outstanding, beginning balance	12,109,807	7,505
Issuances	—	12,102,302
Exercises	—	—
Expirations and cancelations	(7,542,409)	—
Warrants outstanding, ending balance	4,567,398	12,109,807

As of March 31, 2024, and 2023, the Company’s outstanding warrants have an exercise price ranging from $0.24 to $0.88 per common stock and generally expires prior to December 31, 2024.

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

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 1,711,954 shares of the common stock, and (ii) Uptown warrants to purchase up to 2,105,348 shares of the common stock, at an exercise price of $0.48 per share (the “Standstill Warrants”).

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

9. Preferred Stock

At March 31, 2024, and December 31, 2023 preferred stock consisted of the following:

March 31, 2024
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	—
Total	7,535,013	99	$—	$—

December 31, 2023
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	122	—	—
H	105	—	—	—
I	118	56	—	—
Total	7,534,834	178	$—	$—

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of March 31, 2024, and December 31, 2023, with a total of 7,535,013 shares and 7,534,834 shares designated to specific Series as of
March 31, 2024, and December 31, 2023, respectively.

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

In January 2020, a holder of the Series B-2 Convertible Preferred Stock converted 2,631 preferred shares into 166,630 shares of common stock. In October 2020, the Company entered into an exchange agreement with Oasis Capital pursuant to which the Company agreed to issue 166,728 shares of common stock in exchange for 975 shares of the Series B-2 Convertible Preferred Stock. The exchange agreement was accounted for as a modification. In December 2020, an investor converted the remaining 6,559 Series B-2 Convertible Preferred Stock into a total of 415,403 shares of the Company’s common stock. As a result, no shares of Series B-2 Preferred Stock remain outstanding as at March 31, 2024 and December 31, 2023.

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

The preferred stock has been classified as permanent stockholders' equity in accordance with authoritative guidance for the classification and measurement of perpetual shares without a mandatory redemption period because the redemption option was ultimately in the control of the Company. There were no shares of series C Preferred Stock outstanding as at March 31, 2024, and December 31, 2023.

Series E Preferred Stock

On August 18, 2022, the Company entered into an agreement (the “Series E Securities Purchase Agreement”) with a third party to issue 10 Series E Preferred Stock with a par value of $0.0001, amounting to $100. In consideration of the Series E Securities Purchase Agreement, the Company and third party agree to amend the existing definition of the term “Service Share Amount” in the License Agreement entered by both parties (See Note 2) and include a subsection for lock-up wherein the third party agrees not to sell, transfer, loan, grant any option of the purchase of, or otherwise dispose of any shares of common stock acquired pursuant to the License Agreement until after the 90-day period following the date of acquisition.

On October 4, 2022, the Company redeemed all 10 shares of Series E Preferred Stock in accordance with the terms of such securities. As a result, no shares of Series E Preferred Stock remain outstanding as at March 31, 2023 and December 31, 2023.

Series F Preferred Stock

On November 11, 2022, the Company entered into an agreement (the “Series F Securities Purchase Agreement”) with a third party to issue 10 Series F Preferred Stock with a par value of $0.0001, amounting to $100. In consideration of the Series F Securities Purchase Agreement, the Company and third party agree to amend the existing definition of the term “Service Share Amount” in the License Agreement entered by both parties (See Note 2) and include a subsection for lock-up wherein the third party agrees not to sell, transfer, loan, grant any option of the purchase of, or otherwise dispose of any shares of common stock acquired pursuant to the License Agreement until after the 90-day period following the date of acquisition.

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

On January 15, 2024, Uptown converted 56 shares of Series I Preferred Stock into 2,696,456 shares of common stock.

10. Temporary Equity

On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville in exchange for the surrender of the March 2021 Royalty Interest by Streeterville (the “CVP Exchange Transaction”). Upon completion of the CVP Exchange Transaction, all outstanding balance of the March 2021 Royalty Interest was fully paid, and the March 2021 Royalty Interest was terminated. The Company reserves the right to exchange, at its sole discretion, a portion or all of the outstanding shares of Series J Preferred Stock held by investors for common stock at the stated value of $25,000 per share, divided by the applicable exchange price. The exchange price will be determined based on the lower of the Nasdaq official closing price and the 5-day average Nasdaq official closing price of the common stock immediately preceding the exchange date. The preferences, rights, limitations, and other matters relating to the Series J Preferred Stock are set forth in the Certificate of Designation, which the Company filed with the Secretary of State of the State of Delaware on March 1, 2024

The Company determined that the nature of the Series J Preferred Stock host was more analogous to a debt instrument, and that the economic characteristics and risks of the embedded redemption features were clearly and closely related to the Series J Preferred Stock host. As such, the redemption features were not required to be bifurcated under ASC 815, Derivatives and Hedging. Since the Series J Preferred Stock are redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the condensed consolidated balance sheets.

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 10,000,000 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock. On March 19, 2024, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 8,333,333 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $0.12 per share of common stock.

As of March 31, 2024, and December 31, 2023, the Company had 99 and zero shares outstanding of Series J preferred stock.

11. Stockholders' Equity

As of March 31, 2024, and December 31, 2023, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	26,084	26,262
Inducement options issued and outstanding	1,512	1,512
Options available for grant under stock option plans	4,303,288	626,342
Restricted stock unit awards issued and outstanding	2,702,070	2,708,136
Warrants issued and outstanding	4,567,398	11,424,807
Total	11,600,352	14,787,059

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

The Company is now authorized to issue a total number of 358,000,000 stock, of which 298,000,000 shares are common stock, 50,000,000 are non-voting common stock and 10,000,000 are preferred stock.

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

During the three months ended March 31, 2024, the Company issued an aggregate of 130,894,636 shares under the ATM Agreement for total net proceeds of $11.3 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three months ended March 31, 2024, noncontrolling interest increased by $116,000. During the three months ended March 31, 2023, noncontrolling interest increased by $1.0 million.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's board of directors and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's board of directors to grant stock options, restricted stock awards and restricted stock unit awards to employees, officers, directors and consultants of the Company. Following the effective date of the IPO and after effectiveness of any grants under the 2013 Plan that were contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable, however, any unissued shares under the plan and any forfeitures of outstanding options do not rollover to the 2014 Stock Incentive Plan. There were zero shares outstanding as at March 31, 2024, and December 31, 2023.

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

As of March 31, 2024, there were 27,596 options outstanding and 4,302,288 options available for grant. As of December 31, 2023, there were 26,262 options outstanding and 626,342 options available for grant.

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

As of March 31, 2024, there were 1,512 options outstanding and 498,488 options available for grant. As of December 31, 2023, there were 1,512 options outstanding and 6,967 options available for grant. The Company authorized an additional 498,448 shares for the stock incentive plans.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the three months ended March 31, 2024, and year ended December 31, 2023:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2023	122,978	28,079	44,865	$592.73	7.19	$—
Additional shares authorized	3,166,330	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	305	(305)	—	327.81	—	—
RSUs granted	(2,690,320)	—	2,690,320	—	—	—
RSUs vested and released	21,808	—	(21,808)	—	—	—
RSUs cancelled	5,241	—	(5,241)	—	—	—
Outstanding at December 31, 2023	626,342	27,774	2,708,136	$596	6.21	$—
Additional shares authorized	3,670,702	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	178	(178)	—	362.34	—	—
RSUs granted	—	—	—	—	—	—
RSUs excercised	125	—	(125)	—	—	—
RSUs cancelled	5,941	—	(5,941)	—	—	—
Outstanding at March 31, 2024	4,303,288	27,596	2,702,070	$597	5.98	$—
Exercisable at March 31, 2024		27,465		$598.24	5.97	$—
Vested and expected to vest at March 31, 2024		27,594		$597.16	5.98	$—

*Fair market value of Jaguar stock on March 31, 2024 was $0.09 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for options that were in-the-money.

The number of options exercised during the three months ended March 31, 2024, and year ended December 31, 2023, were zero.

The weighted average grant date fair value of stock options granted was zero per share during the three months ended March 31, 2024, and for the year ended December 31, 2023, respectively.

The number of options that vested for the three months ended March 31, 2024, and for the year ended December 31, 2023, was 271 and 1,524, respectively. The grant date weighted average fair value of options that vested for the three months ended March 31, 2024, and for the year ended December 31, 2023, was $336.43 and $273.62, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, inducement stock options and RSUs for the three months ended March 31, 2024 and 2023, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Research and development expense	$289	$227
Sales and marketing expense	40	49
General and administrative expense	252	204
Total	$581	$480

As of March 31, 2024, the Company had $28,968 of unrecognized stock-based compensation expense for options, inducement options and restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 0.19 years.

The were no range of assumptions set forth and used in calculating the fair value of options granted during the three months ended March 31, 2024, and 2023, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from plan inception through March 31, 2024.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Net loss attributable to common stockholders	$(9,226)	$(12,202)
Shares used to compute net loss per common stock, basic and diluted	158,842,297	5,109,609
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(2.39)

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock, convertible preferred stock, and certain common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potential securities which include warrants, convertible preferred series stock and other common stock equivalents were excluded because their effect is anti-dilutive. For the prior periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding.

The following are the other common stock equivalents of the Company for the three months ended March 31, 2024, and for year ended December 31, 2023:

	March 31,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	26,084	26,262
Inducement options issued and outstanding	1,512	1,512
Restricted stock units issued and outstanding	2,702,070	2,708,136
Warrants issued and outstanding	4,567,398	11,424,807
Total	7,297,064	14,160,717

As of May 14, 2024, there were 19,874,088 shares of common stock issued after the balance sheet date.

14. Segment Data

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

The Company's reportable segments net revenues and net loss for the three months ended March 31, 2024, and 2023 consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
(in thousands)	(unaudited)
Revenue from external customers
Human Health	$2,303	$1,927
Animal Health	48	45
Consolidated Totals	$2,351	$1,972

Segment net loss
Human Health	$(4,601)	$(6,539)
Animal Health	(4,767)	(5,858)
Consolidated Totals	$(9,368)	$(12,397)

The Company's reportable segments assets consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Segment assets
Human Health	$42,154	$42,289
Animal Health	163,555	153,190
Total	$205,709	$195,479

The reconciliation of segments assets to the consolidated assets is as follows:

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Total assets for reportable segments	$205,709	$195,479
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(121,088)	(115,484)
Consolidated Totals	$55,389	$50,763

15. Subsequent Events

December 2021 ATM Agreement

From April 1, 2024 to May 14, 2024, the Company issued an aggregate of 19,863,548 shares of common stock under the December 2021 ATM Agreement for total net proceeds of $2.2 million.

April 2024 Agreement for Gelclair

As part of the Company’s strategy to expand the commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, the Company entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC ("Venture Life"), an international consumer health company focused on the global self-care market for Venture Life's FDA-approved oral mucositis prescription product, Gelclair for the U.S. market. The Company is planning to begin commercial launch in the third quarter of 2024 for Gelclair.

Submission of Matters to a Vote of Security Holders

On April 9, 2024, the Company held a special meeting of stockholders of the Company (the “Special Meeting”). Four proposals were submitted to and approved by the Company’s stockholders, each of which is described in the Company’s definitive proxy statement for the Special Meeting (the “Proxy Statement”), filed with the Securities and Exchange Commission on March 15, 2024

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 which was filed to the SEC on April 1, 2024 and amended on April 17, 2024.

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

As part of our strategy to expand our commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC ("Venture Life"), an international consumer health company focused on the global self-care market, for Venture Life's FDA-approved oral mucositis prescription product, Gelclair, for the U.S. market. We are planning to begin commercial launch in the third quarter of 2024 for Gelclair.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $9.5 million and $12.4 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, we had a total stockholders' equity of $11.8 million, an accumulated deficit of $317.2 million, and cash of $11. million. We expect to continue to incur losses and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

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

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits expense, stock-based compensation expense, direct sales and marketing expense, employee travel expense, and management consulting expense. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Neonorm Calf or Neonorm Foal for the three months ended March 31, 2024, and 2023.

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

Results of Operations

Comparison for the three months ended March 31, 2024, and 2023

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
Product revenue, net	$2,351	$1,972	$379	19.2%
Operating Expenses
Cost of product revenue	430	345	85	24.6%
Research and development	4,312	4,775	(463)	(9.7)%
Sales and marketing	1,443	1,884	(441)	(23.4)%
General and administrative	4,381	4,813	(432)	(9.0)%
Total operating expenses	10,566	11,817	(1,251)	(10.6)%
Loss from operations	(8,215)	(9,845)	1,630	(16.6)%
Interest expense	(611)	(2,181)	1,570	(72.0)%
Change in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,021)	(359)	(1,662)	463.0%
Gain on extinguishment of debt	1,245	—	1,245	100.0%
Other income (expense)	234	(12)	246	(2,050.0)%
Loss before income tax	(9,368)	(12,397)	3,029	(24.4)%
Income tax expense	—	—	—	—%
Net loss	$(9,368)	$(12,397)	$3,029	(24.4)%
Net loss attributable to noncontrolling interest	(142)	(195)	53	(27.2)%
Net loss attributable to common stockholders	$(9,226)	$(12,202)	$2,976	(24.4)%

Revenue

Product revenue

Sales discounts were $273,000 and $303,000 for the three months ended March 31, 2024, and 2023, respectively, a decrease of $30,000.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $738,000 and $560,000 for the three months ended March 31, 2024, and 2023, respectively, an increase of $178,000.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended March 31, 2024, and 2023 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$3,370	$2,797	$573	20.5%
Canalevia	40	28	12	42.9%
Neonorm	9	18	(9)	(50.0)%
Total gross product sales	3,419	2,843	576	20.3%
Medicaid rebates	(738)	(560)	(178)	31.8%
Sales discounts	(273)	(303)	30	(9.9)%
Sales returns	(57)	(8)	(49)	612.5%
Net product sales	$2,351	$1,972	$379	19.2%

Our gross product revenues were $3.4 million and $2.8 million for the three months ended March 31, 2024, and 2023, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Mytesi product revenues were $3.4 million and $2.8 million for the three months ended March 31, 2024, and 2023. Our Canalevia product revenues were $40,000 and $28,000 for the three months ended March 31, 2024, and 2023, respectively. Our Neonorm product revenues were $9,000 and $18,000 for the three months ended March 31, 2024, and 2023, respectively. Sales and marketing expenses are not significant during 2024 and during the same period in 2023.

Cost of Product Revenue

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$199	$282	$(83)	(29.4)%
Material cost	169	188	(19)	(10.1)%
Distribution fees	46	(2)	48	(2,400.0)%
Other	16	(123)	139	(113.0)%
Total	$430	$345	$85	24.6%

The increase in cost of product revenue of $85,000 for the month three months ended March 31, 2024, compared to 2023 was primarily due to:

●	Direct labor decreased by $83,000 from $282,000 for the three months ended March 31, 2023, to $199,000 in 2024, due to decreased resources in testing and manufacturing.
●	Material cost decreased by $19,000 from $188,000 for the three months ended March 31, 2023, to $169,000 in 2024, due to the decrease in volume of materials used in manufacturing.
●	Distribution fees increased by $48,000 from negative $2,000 for the three months ended March 31, 2023, to $46,000 in 2024, due to the increase in volume of materials used in manufacturing.
●	Other costs increased by $139,000 from negative $123,000 for the three months ended March 31, 2023, to $16,000 in the same period in 2024 due to increase in cost incurred for maintenance and royalties.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the three months ended March 31, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$1,933	$2,247	$(314)	(14.0)%
Personnel and related benefits	1,619	1,448	171	11.8%
Stock-based compensation	289	227	62	27.3%
Materials expense and tree planting	80	96	(16)	(16.7)%
Travel and other expenses	35	60	(25)	(41.7)%
Other	356	697	(341)	(48.9)%
Total	$4,312	$4,775	$(463)	(9.7)%

The decrease in R&D expense of $463,000 for the three months ended March 31, 2024 compared to the same period in 2023 was largely due to:

●	Clinical and contract manufacturing expenses decreased by $314,000 from $2.2 million for the three months ended March 31, 2023, to $1.9 million in the same period in 2024 largely due to lower clinical trial activities related to start-up of CTD and other indications, additional CMC manufacturing, consulting and contractors’ expenses, and cholera/lechlemer research expenses.
●	Personnel and related benefits increased by $171,000 from $1.4 million for the three months ended March 31, 2023, to $1.6 million in the same period in 2024 due to increased costs of benefits and resources.
●	Stock-based compensation increased by $62,000 from $227,000 in the three months ended March 31, 2023, to $289,000 in the same period in 2024 primarily due to more options granted during the period as compared to the same period in 2023.

●	Travel, and other expenses decreased by $25,000 from $60,000 for the three months ended March 31, 2023, to $35,000 in the same period in 2024 primarily due to fewer travel activities associated with the clinical trials.
●	Other expenses consisting of consulting, formulation and regulatory fees decreased by $341,000 from $697,000 for the three months ended March 31, 2023 to $356,000 in the same period in 2024, largely from fewer CTD activities.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended March 31, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$742	$893	$(151)	(16.9)%
Direct marketing fees and expense	296	565	(269)	(47.6)%
Stock-based compensation	40	49	(9)	(18.4)%
Other	365	377	(12)	(3.2)%
Total	$1,443	$1,884	$(441)	(23.4)%

The decrease in S&M expense of $441,000 for the three months ended March 31, 2024, compared to the same period in 2023 was largely due to:

●	Personnel and related benefits decreased by $151,000 from $893,000 for the three months ended March 31, 2023, to $742,000 in the same period in 2024 due to decreased sales commission.
●	Direct marketing fees and expenses decreased by $269,000 from $565,000 for the three months ended March 31, 2023, to $296,000 in the same period in 2024 due to savings associated with the utilization of a more cost-effective patient support services and other Mytesi marketing initiatives.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the three months ended March 31, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,062	$1,210	$(148)	(12.2)%
Legal services	539	711	(172)	(24.2)%
Public company expense	399	489	(90)	(18.4)%
Audit, tax and accounting services	339	316	23	7.3%
Stock-based compensation	252	204	48	23.5%
Third-party consulting services	293	142	151	106.3%
Lease expense	276	209	67	32.1%
Travel and other expenses	114	75	39	52.0%
Other	1,107	1,457	(350)	(24.0)%
Total	$4,381	$4,813	$(432)	(9.0)%

The decrease in G&A expenses of $432,000 for the three months ended March 31, 2024 compared to the same period in 2022 was largely due to:

●	Personnel and related benefits decreased by $148,000 from $1.2 million for the three months ended March 31, 2023, to $1.1 million in the same period in 2024 due to lower headcount.
●	Legal services decreased by $172,000 from $711,000 for the three months ended March 31, 2023, to $539,000 in the same period in 2024 due to lower legal fee decreased legal consultations for contracts and agreements and other regulatory filings.

●	Public company expense decreased by $90,000 from $489,000 for the three months ended March 31, 2023, to $339,000 in the same period in 2024 due less investor relations and communications consulting expenses, and no expense related to the annual shareholder meeting.
●	Stock-based compensation increased by $48,000 from $204,000 for the three months ended March 31, 2023, to $252,000 in the same period in 2024 primarily due to more options granted during the period.
●	Third-party consulting services increased by $151,000 from $142,000 for the three months ended March 31, 2023, to $293,000 in the same period in 2024 due to complex transactions for the period.
●	Lease expense increased by $67,000 from $209,000 for the three months ended March 31, 2023, to $276,000 in the same period in 2024 primarily due to increase in fees related to occupancy of spaces and use of vehicles.
●	Other expenses decreased by $350,000 from $1.5 million for the three months ended March 31, 2023, to $1.1 million in the same period in 2024 due to lower depreciation and amortization of fixed assets and intangible assets, insurance expenses and other support services.

Interest Expense, net

Interest expense decreased by $1.6 million from $2.2 million for the three months ended March 31, 2023 to $611,000 for the same period in 2024 primarily due to changing the accounting of certain debt instruments to Fair Value Option (FVO). The lower interest expense was offset by a higher loss in change in fair value of financial instruments and hybrid instrument designated at FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased by $1.7 million from a loss of $359,000 in the three months ended March 31, 2023, to a loss of $2.0 million for the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased by $1.2 million from zero in the three months ended March 31, 2023, to $1.2 million for the same period in 2024 primarily due to significant modifications of royalty interest agreements resulting to extinguishment accounting.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2024, and 2023, we had net losses of $9.4 million and $12.4 million, respectively. We expect to incur additional losses in the near-term future. At March 31, 2024, we had an accumulated deficit of $317.2 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $11.7 million as of March 31, 2024. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through the issuance of debt and equity securities, in addition to sales of our commercial products. Cash provided by financing activities for the three months ended March 31, 2024, were generated from the issuance of an aggregate of 130,894,636 shares of common stock under the ATM Agreement for total net proceeds of approximately $11.3 million, issuance of an aggregate 16,666,666 common in exchange of License Agreement for a total net proceeds of $2.0 million.

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

Cash Flows for the Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table shows a summary of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total cash used in operating activities	$(7,897)	$(9,945)
Total cash used in investing activities	—	—
Total cash provided by financing activities	13,118	18,811
Effects of foreign exchange rate changes on assets and liabilities	(19)	32
Net increase in cash	$5,202	$8,898

Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities of $7.9 million resulted from our net comprehensive loss of $9.2 million adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $2.0 million, stock-based compensation of $581,000, depreciation and amortization expenses of $501,000, amortization of debt discounts and debt issuance costs of $274,000, amortization of operating lease right-of-use asset of $109,000, equity in a net loss in the joint venture of $16,000 and changes in operating assets and liabilities of $153,000, partially off-set by the gain on extinguishment of debt of $1.2 million.

During the three months ended March 31, 2023, net cash used in operating activities of $9.9 million resulted from our net comprehensive loss of $12.6 million adjusted by the amortization of debt discounts and debt issuance costs of $1.3 million, stock-based compensation of $480,000, depreciation and amortization expenses of $504,000, change in fair value of financial instrument and hybrid instrument designated at FVO of $359,000, amortization of operating lease right-of-use asset of $47,000, shares issued in exchange of services of $166,000, equity in net loss in joint venture of $31,000 and changes in operating assets and liabilities of $179,000.

Cash Used in Investing Activities

There are no cash used in investing activities during the three months ended March 31, 2024, and 2023, respectively.

Cash Provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $13.1 million consisted of $11.3 million in net proceeds from shares issued in an At the Market offering, $2.0 million proceeds from issuance of common shares in exchange of License Agreement, offset by $172,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

During the three months ended March 31, 2023, net cash provided by financing activities of $18.8 million consisted of $17.9 million in net proceeds from shares issued in an At the Market offering and investment from non-controlling interest of $1.2 million, offset by $236,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of March 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning in 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be $27.0 million in 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 1,587,632 shares of the Company’s common stock, par value $0.0001 to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued and aggregate of 8,000,000 shares of the Company’s common stock to Iliad in exchange for a $836,000 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

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

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 10,000,000 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock. On March 19, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 8,333,333 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $0.12 per share of common stock.

The shares of common stock that were issued in the exchange transactions described above were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., pursuant to which the Company issued 16,666,666 shares of the Company’s common stock at a price of $0.12 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug Crofelemer with purchasers in certain countries within Eastern Europe.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering, as applicable. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on March 1, 2024, March 8, 2024 and March 21, 2024, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Series J Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed March 1, 2024, File No. 001-36714).
10.1

Exchange Agreement, dated March 1, 2024, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 1, 2024, File No. 001-36714).

10.2

Form of PIPE Warrant Exchange Agreement, dated February 27, 2024, by and between Jaguar Health, Inc. and the PIPE investor (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 1, 2024, File No. 001-36714).

10.3	First Amendment to Amended and Restated License Agreement, dated March 16, 2024, by and between Napo Pharmaceuticals, Inc. and Nano Therapeutics S.p.A.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

May 14, 2024
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer