Form 10-Q
period 2024-06-30
Jaguar Health, Inc.
filed 2024-08-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were (i) 9,241,231 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) no shares of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$16,049	$6,469
Accounts receivable, net	1,299	1,967
Other receivable	65	217
Inventory	9,556	9,189
Prepaid expenses and other current assets	13,142	10,121
Total current assets	40,111	27,963
Property and equipment, net	488	496
Operating lease - right-of-use asset	1,176	1,176
Intangible assets, net	19,408	20,116
Other assets	276	1,012
Total assets	$61,459	$50,763

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$4,093	$4,974
Accrued liabilities	3,339	3,798
Deferred revenue	170	—
Operating lease liability, current	416	348
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $10.5 million as of June 30, 2024, and $0 December 31, 2023, respectively)	11,115	4,867
Total current liabilities	19,133	13,987
Operating lease liability, net of current portion	812	886
Deferred revenue - long term	638	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $21.8 million as of June 30, 2024, and $31.0 million December 31, 2023, respectively)	21,813	30,993
Total liabilities	42,396	45,866

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 and 0 shares designated from 10,000,000 preferred stock authorized at June 30, 2024, and December 31, 2023; 99 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	2,485	—

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 and 137 shares designated from 10,000,000 preferred stock authorized at June 30, 2024, and December 31, 2023; 0 and 122 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and 105 shares designated from 10,000,000 preferred stock authorized at June 30, 2024, and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series I convertible preferred stock: $0.0001 par value; 118 and 118 shares designated from 10,000,000 preferred stock authorized at June 30, 2024, and December 31, 2023; 0 and 56 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at June 30, 2024, and December 31, 2023; 7,827,609 and 1,223,553 issued and outstanding at June 30, 2024, and December 31, 2023	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2024, and December 31, 2023; 9 shares issued and outstanding at June 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	344,155	313,861
Non-controlling interest	(328)	(64)
Accumulated deficit	(326,707)	(308,248)
Accumulated other comprehensive loss	(542)	(652)
Total stockholders' equity	16,578	4,897
Total liabilities, redeemable preferred stock and stockholders' equity	$61,459	$50,763

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Product revenue, net	$2,721	$2,676	$5,072	$4,648
Operating expenses
Cost of product revenue	427	491	857	836
Research and development	3,653	4,277	7,965	9,052
Sales and marketing	1,524	1,573	2,967	3,457
General and administrative	4,314	4,437	8,695	9,250
Total operating expenses	9,918	10,778	20,484	22,595
Loss from operations	(7,197)	(8,102)	(15,412)	(17,947)
Interest income (expense)	108	(3,453)	(503)	(5,634)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,810)	(762)	(3,831)	(1,121)
Gain on extinguishment of debt	—	—	1,245	—
Other income (expense)	(729)	26	(495)	14
Loss before income tax expense	(9,628)	(12,291)	(18,996)	(24,688)
Income tax expense	—	—	—	—
Net loss	$(9,628)	$(12,291)	$(18,996)	$(24,688)
Net loss attributable to noncontrolling interest	$(136)	$(141)	$(278)	$(336)
Net loss attributable to common stockholders	$(9,492)	$(12,150)	$(18,718)	$(24,352)
Net loss per share, basic	$(4.04)	$(41.35)	$(15.93)	$(128.12)
Net loss per share, diluted	$(4.04)	$(41.35)	$(15.93)	$(128.12)
Weighted-average common stock outstanding, basic	2,349,431	293,858	1,174,716	190,073
Weighted-average common stock outstanding, diluted	2,349,431	293,858	1,174,716	190,073

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(9,628)	$(12,291)	$(18,996)	$(24,688)
Other comprehensive income (loss)	(94)	183	124	(49)
Net comprehensive loss	$(9,722)	$(12,108)	$(18,872)	$(24,737)
Common stockholders:
Net loss attributable to common stockholders	$(9,492)	$(12,150)	$(18,718)	$(24,352)
Other comprehensive income (loss) attributable to common stockholders
Translation adjustments	(82)	161	110	(43)
Net comprehensive loss attributable to common stockholders	$(9,574)	$(11,989)	$(18,608)	$(24,395)
Non-controlling interests:
Net loss attributable to non-controlling interests	$(136)	$(141)	$(278)	$(336)
Other comprehensive income (loss) attributable to non-controlling interests
Translation adjustments	(12)	22	14	(6)
Net comprehensive loss attributable to non-controlling interests	$(148)	$(119)	$(264)	$(342)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of March 31, 2024	99	$2,485	—	$—	—	$—	4,557,991	$—	9	$—	$329,674	$(180)	$(317,215)	$(460)	$11,819
Common stock issued in At the Market offering, net of issuance and offering costs of $67	—	—	—	—	—	—	2,829,987	—	—	—	12,668	—	—	—	12,668
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	393,700	—	—	—	1,421	—	—	—	1,421
Common stock issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued to third party for services	—	—	—	—	—	—	45,719	—	—	—	9	—	—	—	9
RSUs issued	—	—	—	—	—	—	212	—	—	—	—	—	—	—	—
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to Irving in exchange of Standstill	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to Iliad in exchange of Standstill	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	383	—	—	—	383
Net loss	—	—	—	—	—	—	—	—	—	—	—	(136)	(9,492)	—	(9,628)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(12)	—	(82)	(94)
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	7,827,609	$—	9	$—	$344,155	$(328)	$(326,707)	$(542)	$16,578

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of March 31, 2023	—	$—	—	$—	—	$—	236,262	$—	9	$—	$287,384	$310	$(279,150)	$(884)	$7,660
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	—	—	137	—	—	—	—	—	—	—	612	—	—	—	612
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	758	—	—	—	758
Common stock issued in At the Market offering, net of issuance and offering costs of $147	—	—	—	—	—	—	50,325	—	—	—	1,553	—	—	—	1,553
Common stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	31,811	—	—	—	1,393	—	—	—	1,393
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	219	—	—	—	9	—	—	—	9
Common stock issued to third party for services	—	—	—	—	—	—	3	—	—	—	—	—	—	—	—
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Irving in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Warrants issued to Iliad in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	535	—	—	—	535
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	518	—	—	—	518
Net loss	—	—	—	—	—	—	—	—	—	—	—	(141)	(12,150)	—	(12,291)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	22	—	161	183
Balances as of June 30, 2023	—	$—	137	$—	—	$—	318,620	$—	9	$—	$297,662	$191	$(291,300)	$(723)	$5,830

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2024	—	$—	122	$—	56	$—	1,223,553	$—	9	$—	$313,861	$(64)	$(308,248)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $109	—	—	—	—	—	—	5,011,564	—	—	—	24,008	—	—	—	24,008
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from the conversion of warrants	—	—	—	—	—	—	313,958	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	305,556	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	277,778	—	—	—	1,150	—	—	—	1,150
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	527,034	—	—	—	2,257	—	—	—	2,257
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	50,833	—	—	—	—	—	—	—	—
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	44,941	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	26,461	—	—	—	166	—	—	—	166
Common stock issued to third party for services	—	—	—	—	—	—	45,719	—	—	—	9	—	—	—	9
RSUs issued	—	—	—	—	—	—	212	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	964	—	—	—	964
Net loss	—	—	—	—	—	—	—	—	—	—	—	(278)	(18,718)	—	(18,996)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	14	—	110	124
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	7,827,609	$—	9	$—	$344,155	$(328)	$(326,707)	$(542)	$16,578

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	—	$—	36,368	$—	9	$—	$266,969	$(699)	$(266,948)	$(680)	$(1,358)
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	—	—	137	—	—	—	—	—	—	—	612	—	—	—	612
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	758	—	—	—	758
Common stock issued in At the Market offering, net of issuance and offering costs of $177	—	—	—	—	—	—	224,725	—	—	—	19,418	—	—	—	19,418
Common stock issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	22,833	—	—	—	1,275	—	—	—	1,275
Common stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	34,311	—	—	—	2,021	—	—	—	2,021
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	219	—	—	—	9	—	—	—	9
Common stock issued to third party for services	—	—	—	—	—	—	164	—	—	—	167	—	—	—	167
Additional investments from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	1,232	—	—	1,232
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Irving in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Warrants issued to Iliad in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	535	—	—	—	535
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	998	—	—	—	998
Net loss	—	—	—	—	—	—	—	—	—	—	—	(336)	(24,352)	—	(24,688)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(43)	(49)
Balances as of June 30, 2023	—	$—	137	$—	—	$—	318,620	$—	9	$—	$297,662	$191	$(291,300)	$(723)	$5,830

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net comprehensive loss	$(18,872)	$(24,737)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	3,831	1,121
Stock-based compensation, vested and released restricted stock units, and exercised stock options	964	1,007
Depreciation and amortization expenses	948	1,007
Amortization of debt issuance costs, debt discount, and non-cash interest expense	274	4,409
Amortization of operating lease - right-of-use-asset	221	165
Share in joint venture's loss	46	37
Shares issued in exchange for services	9	166
Gain on extinguishment of debt	(1,245)	—
Changes in assets and liabilities
Accounts receivable	668	482
Other receivable	146	436
Inventory	(367)	(1,240)
Prepaid expenses and other current assets	(2,665)	(3,788)
Other assets	736	(16)
Accounts payable	(875)	(1,160)
Accrued liabilities	374	3,285
Deferred revenue	808	—
Operating lease liability	(218)	(175)
Total cash used in operating activities	(15,217)	(19,001)
Cash flows from investing activities
Purchase of equipment	(16)	—
Total cash used in investing activities	(16)	—
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $109 and $177 in 2024 and 2023, respectively	24,008	19,418
Proceeds from issuance of common shares in exchange for License Agreement	1,150	—
Payment of Tempesta Note	(50)	(50)
Repayment of insurance financing	(266)	(293)
Investment from non-controlling interest	—	1,247
Proceeds from issuance of warrants in PIPE financing, net of issuance and offering costs of $12	—	1,235
Proceeds from issuance of preferred stock in PIPE financing, net of issuance cost of $12	—	611
Total cash provided by financing activities	24,842	22,168
Effects of foreign exchange rate changes on assets and liabilities	(29)	(9)
Net increase in cash	9,580	3,158
Cash at beginning of the year	6,469	5,469
Cash at end of the year	$16,049	$8,627

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Supplemental schedule of cash flow information
Cash paid for interest	$13	$13
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$4,485	$1,730
Common stock issued to Iliad in exchange for notes payable and accrued interest	$2,257	$1,275
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$1,999	$—
First Insurance Financing	$519	$4
Recognition of operating lease - right-of-use asset and operating lease liability	$219	$30
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$166	$—
Umbrella Insurance Financing	$52	$93

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Jaguar Health, Inc. (“Jaguar” or the “Company”) was founded in San Francisco, California, as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo Pharmaceuticals, Inc. (“Napo”) until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017, by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo’s representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as the wholly owned subsidiary (the “Merger” or “Napo Merger”). Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly owned subsidiary of Jaguar focused on human health, including the ongoing development of crofelemer and commercialization of Mytesi.

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

Nasdaq Communication and Compliance

Minimum Bid Price Requirement

On May 10, 2023, the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC issued to the Company a notification citing its failure to comply with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially provided 180 calendar days, or until November 6, 2023, and was subsequently granted an additional 180 calendar day period, or until May 6, 2024, to regain compliance with the Minimum Bid Price Requirement. However, on February 15, 2024, the Company received a delisting determination letter from the Staff in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(iii) due to the Company’s securities having a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, on February 29, 2024, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which automatically stayed the delisting of the Company’s common stock from Nasdaq pending a decision from the Panel. Pursuant to a review process, the Panel provided notice on April 5, 2024, granting the Company’s request to extend the period for it to regain compliance with the Minimum Bid Price Requirement until August 13, 2024. On June 25, 2024, the Company received a letter from the Nasdaq Office of General Counsel notifying the Company that the minimum bid price deficiency had been cured and that The Nasdaq Stock Market LLC had determined to continue the listing of the Company’s common stock on The Nasdaq Stock Market.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $326.7 million as of June 30, 2024. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales, the Company does not believe its current cash balances are sufficient to fund its operating plan through one year from the issuance of these unaudited condensed consolidated financial statements. There can be no assurance that additional funding will be available to the Company on acceptable terms or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs. If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of the products, the Company will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on the ability to execute the Company’s business plan; accordingly, there is substantial doubt about the ability of the Company to continue in existence as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2023, which was filed to SEC on April 1, 2024, and amended on April 17, 2024.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024, and 2023, changes in convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2024, and 2023, and cash flows for the three and six months ended June 30, 2024, and 2023. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiaries with controlling interest. All inter-company transactions and balances have been eliminated in consolidation. The Company's reporting currency is the U.S. dollar.

Non-controlling interest

The Company consolidates the results of Napo Therapeutics, which was owned 88% by the Company and 12% by private investors as of June 30, 2024, and December 31, 2023. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), hybrid instruments designated at fair value option (“FVO”), warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of June 30, 2024, and December 31, 2023.

Accounts Receivable, net

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses.

The Company utilizes a loss rate approach to determine its lifetime expected credit losses on receivables from customers. This method calculates an estimate of credit losses based on historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic and business conditions that may affect a customer’s ability to pay. In determining the loss rates, the Company evaluates information related to its historical losses, adjusted for existing conditions, and further adjusted for the period of time that can reasonably be forecasted. The facts and circumstances as of the balance sheet date are used to adjust the estimate for periods beyond those that can reasonably be forecasted.

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment hasn’t been received 30 days after the contractual due date. The credit loss allowance was immaterial as of June 30, 2024, and December 31, 2023. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank, and cash balances generally exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the three and six months ended June 30, 2024, and 2023, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2024 and 2023, the Company earned Mytesi revenue primarily from three specialty pharmacies located in the United States, respectively. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer 1	33%	29%	32%	27%
Customer 2	56%	54%	55%	52%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	June 30,	December 31,
	2024	2023
Customer 1	31%	32%
Customer 2	55%	57%

The Company is subject to concentration risk from its suppliers. The Company sources raw materials used to produce the active pharmaceutical ingredient (“API”) in Mytesi from two suppliers and is dependent on a single third-party contract manufacturer for the supply of finished products for commercialization.

Other Risks and Uncertainties

The Company’s future operations results involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations including, but not limited to, war, rapid technological change, obtaining second source suppliers and manufacturers, regulatory approval from the US Food and Drug Administration (“FDA”) or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

Other Global Events

Macroeconomic conditions worldwide are subject to constant change, influenced by several factors, including persistently high inflation, structural weaknesses in the labor market, low productivity growth, and adverse weather conditions. The UK’s recession has severely impacted Europe's decline. The Company’s subsidiary in Italy, Napo Therapeutics, has not generated any revenue for the three and six months ended June 30, 2024, respectively. Despite these recent global events, no significant changes have occurred in the subsidiary's operations.

Fair Value

The Company’s financial instruments include accounts receivable, net, other receivable, accounts payable, accrued liabilities, operating lease liability, and debt. The recorded carrying amount of accounts receivable, other receivable, accounts payable, and accrued liabilities reflect their fair value due to their short-term nature. Other financial liabilities are initially recorded at fair value, and subsequently measured at fair value or amortized cost using the effective interest method. See Note 3 for the fair value measurements.

Fair Value Option

ASC 825-10, Financial Instruments, provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of June 30, 2024, and December 31, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of raw materials or API, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of June 30, 2024, and December 31, 2023.

Prelaunch Inventory

The Company’s policy is to capitalize costs for prelaunch inventories within the drug development phase, which is evidence that the product’s reasonably likely critical attributes for success are present and feasible, and the key causes of failures are absent based on management’s assumptions. The costs that can be capitalized for pre-launch inventory are recorded as “Prepayments and Other Assets.”

Property and Equipment

Land is stated at cost, reflecting the fair value of the property at July 31, 2017, the date of the Napo merger. Equipment is stated at cost, net of accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over estimated useful lives ranging between three to ten years.

Expenditures for repairs and maintenance of assets are charged to expenses as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the unaudited condensed consolidated statements of operations.

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

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (measured based on the difference between the fair value and the asset's carrying value) are treated as permanent reductions in the carrying amount of the assets (asset group).

The Company evaluated the carrying value of its internal use software costs as at December 31, 2023, in accordance with ASC 360-10, Impairment of Long-lived Assets to be Held or Used. Based on the evaluation, the Company determined that the internal use software costs – registry's carrying value as of December 31, 2023, were no longer recoverable and recorded a corresponding impairment loss. The impairment loss was calculated as the difference between the registry's carrying value and its estimated fair value on December 31, 2023. The fair value was determined using a discounted cash flow (“DCF”) model, a Level 3 evaluation technique under ASC 820, Fair Value Measurements (“ASC 820”). The DCF model utilized entity-specific assumptions regarding future sales volume, pricing, and costs. These assumptions considered factors such as the continuity of existing customer relationships, potential shifts in economic conditions, and other relevant market influences. The net cash flows generated by the model were then discounted to present value using a rate reflective of the time value of money and the inherent use associated with the expected cash flows. The discount rate was based on the comparable debt instrument deemed appropriate by management. Given the changing market conditions, there is a reasonable possibility that the estimates used to determine the registry's fair value may require adjustments in the near future. Any such changes in assumptions could result in further impairment charges. The Company recognized an expense for the year ended December 31, 2023, and a corresponding reduction in the carrying value of the internal use software-registry as a result of the impairment.

None of the Company’s long-lived assets were deemed impaired as of June 30, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 80, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and six months ended June 30, 2024, and 2023.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”).

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including related salaries, clinical trials, and related drug and non-drug product costs, contract services, and other outside service expenses. Research and development expenses are charged to operating expenses during the period incurred.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses for clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company determines the costs to be recorded based upon validation with the external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The Company’s policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for products that will expire within three months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

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

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal health products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement entered into by the Company and Cardinal Health as of January 16, 2019.

Transaction price

For contracts with Cardinal Health and other distributors, the transaction price is the amount of consideration that which the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the Wholesaler Acquisition Cost (“WAC”), and the transaction price of Canalevia-CA1 and Neonorm is the manufacturer’s list price, net of discounts, returns, and price adjustments.

Allocate transaction price

For contracts with Cardinal Health and other distributors, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with Cardinal Health, a single performance obligation is satisfied at a point in time upon each contract's free on board (“FOB”) terms when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the wholesaler. Net revenues from the sale of Mytesi were $2.7 million and $2.6 million for the three months ended June 30, 2024, and 2023, respectively. Net revenues from the sale of Mytesi were $5.0 million and $4.6 million for the six months ended June 30, 2024, and 2023, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $26,000 and $39,000 for the three months ended June 30, 2024, and 2023, respectively, and Neonorm revenues of $15,000 and $10,000 for the three months ended June 30, 2024, and 2023, respectively. The Company recognized Canalevia-CA1 products revenues of $66,000 and $67,000 for the six months ended June 30, 2024, and 2023, respectively, and Neonorm revenues of $23,000 and $28,000 for the six months ended June 30, 2024, and 2023, respectively. Revenues are recognized at a point in time upon shipment when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf, and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

Contracts – Specialty Pharmacies

Effective October 1, 2020, the Company engaged a private company as an authorized specialty pharmacy provider of the Company’s Mytesi product. Under the Specialty Product Distribution Agreement, the Company shall supply the products directly to the private company’s specialty pharmacies in such amounts as may be ordered. There is no minimum purchase or inventory requirement. The specialty pharmacies were authorized distributors of record for all National Drug Codes of Mytesi.

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

Transaction price

The transaction price is the amount of consideration the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the WAC, net of estimated discounts, returns, and price adjustments.

Allocate transaction price

The entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

The single performance obligation is satisfied at a point in time, upon the FOB terms of each contract, when control, including title and all risks, has been transferred to the customer.

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $2.3 million and $1.5 million for the three months ended June 30, 2024, and 2023, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $4.3 million and $3.5 million for the six months ended June 30, 2024, and 2023, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2024, and 2023.

Modifications to Liability-classified Instruments

In accounting for debt modifications and exchange transactions, it is the Company’s policy first to determine whether it qualifies as a troubled debt restructuring (“TDR”) pursuant to the guidance provided in ASC 470-60, Debt—Troubled Debt Restructurings by Debtors (“ASC 470-60”). A debt modification or exchange transaction that is not within the scope of the ASC 470-60 is accounted for under ASC 470-50, Modification and Extinguishments (“ASC 470-50”), to determine if the transaction is a mere modification or an extinguishment.

For the six months ended June 30, 2024, and June 30, 2023, the Company has entered amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

Modifications to Equity-classified Instruments

In accounting for modifications of equity-classified warrants, the Company’s policy is to determine the impact by analogy to the share-based compensation guidance of ASC 718, Compensation-Stock Compensation (“ASC 718”). The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20-35-3, Compensation-Stock Compensation—Awards Classified as Equity—Subsequent Measurement. Pursuant to that guidance, the incremental fair value from the modification is recognized as an expense in the statements of operations to the extent the modified instrument has a higher fair value; however, in certain circumstances, such as when an entire class of warrants is modified, the measured increase in fair value may be more appropriately recorded as a deemed dividend, depending upon the nature of the warrant modification.

The Company did not modify any equity-classified warrants for the three and six months ended June 30, 2024, and 2023.

In accounting for amendments to preferred stock, the Company’s policy is to measure the impact by analogy to ASC 470-50 in determining if such an amendment is an extinguishment or a modification. If the amendment results in an extinguishment, the Company follows the SEC staff guidance in ASC 260-10-S99-2, Earnings Per Share—Overall—SEC Materials, and ASC 470-20, Debt—Debt with Conversion and Other Options. If the amendment results in a modification, the Company follows the model in either ASC 718 or ASC 470-50, depending on the nature of the amendment.

The Company did not modify any equity-classified preferred stock for the three and six months ended June 30, 2024, and 2023.

Stock-based Compensation

The Company's Stock Incentive Plan (See Note 12) provides for the grant of stock options, restricted stock, and restricted stock unit awards. The Company measures stock awards granted to employees, non-employees, and directors at estimated fair value on the date of grant and recognizes the corresponding compensation expense of the awards, net of estimated forfeitures, over the requisite service periods, which correspond to the vesting periods of the awards. If necessary, forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company issues stock awards with only service-based vesting conditions and records compensation expenses for these awards using the straight-line method.

The Company uses its common stock's grant date fair market value to determine the grant date fair value of options granted to employees, non-employees, and directors. The Company measures and recognizes compensation expense for all stock options and restricted stock units (“RSUs”) granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company believes that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. The determination of the grant date fair value of options using an option pricing model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends.

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

The Company has adopted the provisions of ASC 740, Income Taxes. Under these principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is the most significant benefit, with a greater than 50 percent likelihood of being realized upon ultimate settlement.

Foreign Currency Remeasurement and Translation

The functional currency of Napo Therapeutics is the Euro. The Company follows ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from remeasuring transactions and monetary accounts in a currency other than the functional currency are included in current earnings.

For certain subsidiaries, translation adjustments result from translating the functional currency of subsidiary financial statements into the U.S. Dollar reporting currency. These translation adjustments are reported separately and accumulated in the unaudited condensed consolidated balance sheets as a component of accumulated other comprehensive loss.

Comprehensive Loss

The Company follows ASC 220, Income Statement—Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

For the three months ended June 30, 2024, and 2023, the other comprehensive losses (gains) from translation adjustments were ($94,000) and $183,000, respectively. For the six months ended June 30, 2024, and 2023, the other comprehensive losses (gains) from translation adjustments were $124,000 and ($49,000), respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three months and six months ended June 30, 2023, the Company reports a separate basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2024, and 2023.

Recent Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures which amends Topic 280 by enhancing segment reporting by requiring more detailed expense information for each reportable segment. Under the guidance, public entities are required to disclose (1) significant expense categories and amounts as those regularly provided to the chief operating decision maker (“CODM”) for each reportable segment and how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources (2) the amount and composition of other segment items included in reported segment profit or loss, and (3) the CODM’s position and title. Additionally, multiple measures of a segment’s profit or loss may be reported, under certain conditions, and single reportable segment entities must apply Topic 280 in its entirety.

The ASU requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. For each interim period, the total of the reportable segments’ amount for the measures of profit or loss is to be reconciled to the public entity's consolidated income before income taxes and discontinued operations The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company early adopted the ASU on its interim period reporting as of and for the period ending June 30, 2024.

3. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023.

	June 30, 2024
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,140	$6,140
Uptown	—	—	8,235	8,235
Streeterville 2	—	—	7,438	7,438
Streeterville Note	—	—	10,538	10,538
Total fair value	$—	$—	$32,351	$32,351

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,862	$6,862
Uptown	—	—	7,473	7,473
Streeterville 2	—	—	6,815	6,815
Streeterville Note	—	—	9,793	9,793
Total fair value	$—	$—	$30,943	$30,943

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Six Months Ended
	June 30, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793
Additions	—	—	—	—
Exchanges	(2,258)	—	(165)	—
Settlements	—	—	—	—
Change in fair value	1,536	762	788	745
Ending fair value of Level 3 liability	$6,140	$8,235	$7,438	$10,538

	Six Months Ended
	June 30, 2023
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$7,839	$—
Additions	—	—	—	—
Exchanges	—	—	—	—
Change in fair value	—	—	1,121	—
Ending fair value of Level 3 liability	$—	$—	$8,960	$—

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of June 30, 2024, amounted to $7.8 million and $10.5 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of June 30, 2024, amounted to $20.2 million and $21.7 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for hybrid instruments:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	9.53%-26.10% (26.10%)	9.02%-24.59% (24.59%)

If the discount rate is adjusted to a total of additional 100 basis points (bps), the fair value would have decreased by $404,000.

If the discount rate is adjusted to a total deduction of 100 bps, the fair value would have increased by $404,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management were considered the lowest market indications for vouchers, FV would have decreased by $1.45 million.

If expected cash flows by Management were considered the highest market indications for vouchers, FV would have increased by $11.2 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.75%-13.71%	0.10%-73.27%

If expected cash flows by management were considered the scenario with the least indicated value, FV would have decreased by $53,000.

If expected cash flows by Management considered the scenario with the most significant amount of indicated value, FV would have increased by $1.45 million.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	8.53%-28.10% (28.10%)	9.02%-26.59% (26.59%)

If the discount rate is adjusted to a total of an additional 100 basis points (bps), the fair value would have decreased by $483,232.

If the discount rate is adjusted to a total deduction of 100 bps, the fair value would have increased by $494,667.

Fair Value Option

The Company elected to apply the FVO accounting to certain freestanding instruments and to the entire class of hybrid instruments, including structured notes, of which there are assessed embedded derivatives that would be eligible for bifurcation, to align the measurement attributes of those instruments under U.S. GAAP and to simplify the accounting model applied to these financial instruments.

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of June 30, 2024, and December 31, 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At June 30, 2024
Iliad	$6,140	$4,882	$4,139	$(2,881)
Uptown	8,235	7,994	4,683	(4,442)
Streeterville 2	7,438	10,094	1,516	(4,172)
Streeterville Note	10,538	6,000	706	3,832

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2023
Iliad	$6,862	$7,292	$3,621	$(4,051)
Uptown	7,473	7,994	4,058	(4,579)
Streeterville 2	6,815	10,273	950	(4,408)
Streeterville Note	9,793	6,000	546	3,247

4. Balance Sheet Components

Inventory

Inventory at June 30, 2024, and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Raw material	$1,961	$2,057
Work in process	6,827	6,517
Finished goods	768	615
Inventory	$9,556	$9,189

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $3.4 million and $2.8 million as of June 30, 2024, and December 31, 2023, respectively, are included in the prepayments and other assets account. The Company’s proof-of-concept (“POC”) data is expected to be completed by the end of 2024. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at June 30, 2024, and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	23	7
Total property and equipment at cost	977	961
Accumulated depreciation	(489)	(465)
Property and equipment, net	$488	$496

Depreciation and amortization expenses were $12,000 and $25,000 for the three and six months ended June 30, 2024, respectively.

Depreciation and amortization expenses were $15,000 and $31,000 for the three and six months ended June 30, 2023, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(11,528)	(10,694)
Developed technology, net	13,472	14,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	515	300
Accumulated trademark amortization	(138)	(128)
Trademarks, net	377	172
Internal use software costs - registry	1,237	1,236
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(441)	(370)
Internal use software costs - registry, net	425	495
Patents	361	361
Accumulated patents amortization	(27)	(18)
Patents, net	334	343
Total intangible assets, net	$19,408	$20,116

Amortization expense of finite-lived intangible assets was $434,000 and $923,000 for the three and six months ended June 30, 2024, respectively. Amortization expense of finite-lived intangible assets was $488,000 and $976,000 for the three and six months ended June 30, 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2024:

(in thousands)	Amounts
Remainder of 2024	$923
2025	1,846
2026	1,846
2027	1,846
2028	1,846
Thereafter	6,301
$14,608

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended June 30, 2024, and 2023, the Company paid its directors approximately $109,000 and $102,000 in cash compensation, respectively. For the six months ended June 30, 2024, and 2023, the Company paid its directors approximately $218,000 and $217,000 in cash compensation, respectively.

6. Commitments and Contingencies

Commitments

Leases

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease began on September 1, 2021, and will expire on February 28, 2025, unless terminated earlier. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it; hence, the lease term only includes the noncancellable period of three years plus the period of early occupancy.

The base rent under the lease was $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months, and $45,000 for the last twelve months. The lease agreement only contained one lease component, which is the lease of the office space. Non-lease components such as payment of building operating costs and share in real property taxes were accounted for separately and were not considered as part of the total lease payments. The lease was classified as an operating lease.

On October 7, 2021, the Company entered an agreement for the lease of office premises from November 1, 2021, to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract was not terminated within 12 months, the lease amount would be increased in line with the index of relevant inflation at each annual expiration of the contract's start date. The lessor had the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor might immediately withdraw from the contract. The Company was required to leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid a deposit of €20,000, or approximately $21,000, to the lessor. On January 26, 2022, the lease agreement was amended, whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. All other contract provisions remained the same.

On October 25, 2023, the Company entered a second amendment to extend the lease of the office premises whereby Suite 600 shall extend until February 28, 2025, while Suite 400 shall be accounted for as a separate lease commencing on September 1, 2023, and expiring on August 31, 2030. Under the second lease amendment, the office lease premises were remeasured separately, with Suite 400 measuring approximately 5,735 square feet while Suite 600 measuring 5,263 square feet. The base rent for Suite 400 was $18,000 monthly in the first two years, $18,000 monthly in the third and fourth years, $19,000 monthly in the fifth and sixth years, $20,000 monthly in the seventh and eighth years, and $21,000 in the last year. Accordingly, Suite 600’s base rent was amended to $22,000 monthly on its remaining terms. The option to renew at the end of the lease term was amended into a one-to-five-year period from the original one-to-three-year period. All other contract provisions remained the same.

On October 10, 2021, the Company also entered a short-term office lease in Milan, Italy. The term of the lease began on November 1, 2021, subject to automatic renewal equal to the present term until terminated by mutual agreement. On January 26, 2022, the lease agreement was amended, whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. The Company recognized rent expense on a straight-line basis over the non-cancellable lease period. On September 12, 2023, the Company entered into a second lease amendment whereby the term was extended by another year from January 1, 2024 to December 31, 2024. The Company recognized rent expense on a straight-line basis over the non-cancellable lease period. On December 31, 2023, the Company elected not to renew the lease agreement for October 10, 2021.

On December 8, 2023, the Company entered a two-year office lease in Milan, Italy. The lease term began on January 1, 2024, until December 31, 2025. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period.

On December 22, 2021, the Company entered an agreement for the lease of two separate vehicles for 48 months, expiring on November 30, 2025. The total monthly lease payment amounted to €2,000 or approximately $2,100, payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000 or approximately $20,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

On January 25, 2022, the Company entered an agreement for the lease of office premises from March 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the contract's start date. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required to leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid a deposit of €9,000, or approximately $9,500, to the Lessor.

In May 2022, the Company entered an agreement for the lease of one vehicle for 48 months, expiring on April 30, 2026. The total monthly lease payment amounted to €833 or approximately $880, payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €21,000 or approximately $22,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts.

In October 2022, the Company entered an agreement for the lease of three vehicles for 48 months, expiring on September 30, 2026. The total monthly lease payment amounted to €2,094 or approximately $2,200, payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease.

In November 2022, the Company entered an agreement for the lease of two vehicles for 48 months, expiring on October 31, 2026. The monthly lease payment amounted to €1,459 or approximately $1,500, payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease.

The table below provides additional details of the office space lease presented in the unaudited condensed consolidated balance sheet as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Operating lease - right-of-use asset	$1,176	$1,176

Operating lease liability, current	416	348
Operating lease liability, net of the current portion	812	886
Total	$1,228	$1,234

Weighted-average remaining life (years)	4.10	4.76
Weighted-average discount rate	20.03%	21.34%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, were approximately $76,000 and $352,000, respectively. Lease cost included in general and administrative expenses in the unaudited consolidated statements of comprehensive loss for the three and six months ended June 30, 2023, was approximately $212,000 and $421,000, respectively

For the six months ended June 30, 2024, and 2023, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $218,000 and $175,000, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2024, and 2023, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $219,000 and $30,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of June 30, 2024.

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)	(unaudited)
Remainder of 2024	$589	$562
2025	346	346
2026	243	266
2027	236	233
2028	243	240
2029	251	247
2030	42	168
Total undiscounted operating lease payments	1,950	2,062
Imputed interest expenses	(722)	(828)
Total operating lease liability	1,228	1,234
Less: Operating lease liability, current	416	348
Operating lease liability, net of current portion	$812	$886

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 300 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of June 30, 2024, the remaining commitment is 500 kilograms.

Master Services Agreement (“MSA”)

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the six months ended June 30, 2024, and 2023, the Company paid Integrium $504,674 and $900,000, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the six months ending June 30, 2024, the Company paid Glenmark $1.03 million. For the six months ended June 30, 2023, the Company paid Glenmark $1.9 million.

Revenue Sharing Commitment Update

On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company's non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments, or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing United Arab Emirates (“UAE”) network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017 and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. No payments have been made to date.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the six months ended June 30, 2024, of Magdalena is as follows:

Six months ended
June 30,
2024
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(115)
Loss before income tax	(115)
Income tax expense	—
Net loss	$(115)
Net loss attributable to the Company	$(46)

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., pursuant to which the Company issued 16,666,666 shares of the Company’s common stock at $0.12 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug Crofelemer with purchasers in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of 5 years, which represents the approximate term of the license period considering the license patents' expiration dates. For the six months ended June 30, 2024, the Company recognized $42,000 related to the license granted.

April 2024 Agreement for Gelclair

On April 12, 2024, the Company entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market for Venture Life's FDA-approved oral mucositis prescription product, Gelclair for the U.S. market. The Company plans to launch commercially in the fourth quarter of 2024 for Gelclair.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed consolidated balance sheets as of June 30, 2024, as the Company could not predict the ultimate outcome of these matters or reasonably estimate the potential exposure.

7. Debt

Notes payable at June 30, 2024, and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$32,351	$30,943
Royalty Interest*	—	5,635
Insurance Financing	477	172
Tempesta Note	100	150
Total	32,928	36,900
Less: Unamortized discount and debt issuance costs	—	(1,040)
Note payable, net of discount	$32,928	$35,860
Notes payable - non-current, net	$21,813	$30,993
Notes payable - current, net	$11,115	$4,867

Weighted average interest rate on short-term borrowings	3.24%	5.04%

*Notes with royalty interest not designated at FVO.

The Company paid $13,000 and $13,000 in interest on its debt for the six months ended June 30, 2024, and 2023, respectively.

All notes payable not designated at FVO are expected to mature in 2025. Future maturities are based on contractual minimum payments. The timing of maturities may fluctuate based on future revenue.

Sale of Future Royalty Interest

October 2020 Purchase Agreement

On October 8, 2020, the Company entered into another royalty interest purchase agreement (the “October 2020 Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold to Iliad a royalty interest entitling Iliad to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million.

Until the Royalty Repayment Amount has been paid in full, the Company will pay Iliad 10% of the Company’s net sales on included products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and distributors, but specifically excluding licensing fees and milestone payments that are reimbursements of clinical trial expenses (the “Royalty Payments”). Beginning on the six-month anniversary of the delivery of the October 2020 Purchase Agreement to the Company (the “Purchase Price Date”) and continuing until the 12-month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $250,000, and (b) the actual Royalty Payment amount Iliad is entitled to for such month. Beginning on the 12-month anniversary of the Purchase Price Date and continuing until the 18-month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $400,000 and (b) the actual Royalty Payment amount Iliad is entitled to for such month. Beginning on the 18-month anniversary of the Purchase Price Date and continuing until 24 - month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $600,000 and (b) the actual Royalty Payment amount Iliad is entitled to for such month. Beginning on the 24-month anniversary of the Purchase Price Date and continuing until the Royalty Repayment Amount has been paid in full, the monthly Royalty Payment shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Iliad is entitled to for such month.

The Royalty Interest amount of $12.0 million was classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, Debt—Overall—Subsequent Measurement (“ASC 470-10-35-3”), Royalty Payments to Iliad will be amortized under the interest method per ASC 835-30, Interest—Imputation of Interest (“ASC 835-30”). The discount rate is variable because there is no set interest rate, and because the royalty payments are variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 34.51%.

Pursuant to the October 2020 Purchase Agreement, if the weekly volume weighted average price (“VWAP”) of the Company’s common stock is not equal to or greater than the minimum VWAP of $0.9105 at least twice during each calendar month during the six months beginning on November 1, 2020, then the Royalty Repayment Amount will be automatically increased by $6.0 million at the end of such six-month period. During the observation period starting November 1, 2020, the Company’s weekly VWAP failed to reach the minimum VWAP of $0.9105. On November 13, 2020, the Company concluded that the contingent clause had been met, warranting an additional $6.0 million Royalty Repayment Amount to be added to the outstanding balance commencing on May 10, 2021, for the purpose of cash interest calculation. The change in the Royalty Repayment Amount was accounted for as a debt modification and resulted in a new discount rate of 45.42%.

On April 13, 2021, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $3.0 million from the original outstanding balance of the royalty interest and exchange for 131 shares of the Company’s common stock. The exchange agreement was accounted for as a modification and resulted in a new discount rate of 77.09%.

On February 11, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $2.4 million from the outstanding balance of the royalty interest and exchange for 385 shares of the Company’s common stock.

On March 2, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1.1 million from the outstanding balance of the royalty interest and exchange for 539 shares of the Company’s common stock.

On March 4, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $800,000 from the outstanding balance of the royalty interest and exchange for 444 shares of the Company’s common stock.

On March 9, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $700,000 from the outstanding balance of the royalty interest and exchange for 411 shares of the Company’s common stock.

Because the period between the first and last exchanges occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange were used in applying the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to its existing royalty interests, including the Royalty Interest in the original principal amount of $12.0 million under the October 2020 Royalty Interest. The amendment grants the Company, at its sole discretion, the right to exchange from time to time, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, on which the Company will not have such right and issue any common stock to investors if (a) the issuance of the Company’s common stock would cause investor’s beneficial ownership to exceed 4.99% of Company’s issued and outstanding common stock as of such date; (b) any of the exchange conditions has not been satisfied as of the applicable exchange date; and (c) the total cumulative number of shares of the Company’s common stock issued pursuant to the Royalty Interests would exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d) if applicable) (the “Exchange Cap”) unless stockholder approval is obtained to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or other similar transactions.

On May 13, 2022, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $400,000 from the outstanding balance of the royalty interest and exchange for 254 shares of the Company’s common stock.

On July 25, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $750,000 from the outstanding balance of the royalty interest and exchange for 526 shares of the Company’s stock.

On November 18, 2022, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $715,000 from the outstanding balance of the royalty interest and exchange for 1,222 shares of the Company’s stock.

On March 17 and 23, 2023, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $992,000 and $227,000, respectively, from the outstanding balance of the royalty interest and exchange for 242 and 62 shares, respectively, of the Company’s stock.

The exchanges that occurred within the 12 months before the May 13, 2022 exchange were previously accounted for as extinguishment; therefore, cumulative assessment was no longer performed.

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville Capital, LLC (“Streeterville”, and together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (c) and the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 13,779 shares of the common stock, (ii) Uptown warrants to purchase up to 18,296 shares of the common stock, and (iii) Streeterville warrants to purchase up to 31,547 shares of the common stock, at an exercise price of $28.8 per share.

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

On June 30, 2023, the Company entered into a binding memorandum of understanding (the “Binding MOU”) with the Investor to modify the allocation of the warrants as set forth in the Standstill Agreement such that the Company issued (i) Iliad warrants to purchase up to 28,533 shares of the common stock and (ii) Uptown warrants to purchase up to 35,089 shares of the common stock, and no warrants were issued to Streeterville under the Standstill Agreement.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Royalty Interest. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 3,875 shares of the Company’s common stock at an exercise price of $22.2 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

The cumulative effect of the exchanges to the October 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the unaudited condensed consolidated statements of operations amounting to $2.0 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the October 2020 Royalty Interest under the FVO.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 81,250 shares of the Company’s Common Stocks to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 133,333 shares of the Company’s common stock to Iliad in exchange for a $836,000.00 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 6,562 shares of the Company’s common stock.

On June 30, 2024, and December 31, 2023, the fair value was determined to be $6.1 million and $6.9 million. For the three and six months ended June 30, 2024, the net change in the fair value was $840,000 and $1.5 million, respectively. The net change in fair value was recorded in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Uptown Capital, LLC(f/k/a Irving Park Capital, LLC) (“Uptown”), a company affiliated with CVP, pursuant to which the Company sold to Uptown a royalty interest entitling Uptown to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million (the “December 2020 Royalty Interest”).

Until such time as the Royalty Repayment Amount has been paid in full, the Company will pay Uptown 10% of the Company’s Net Sales on Included Products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and distributors, but specifically excluding licensing fees and milestone payments that are reimbursements of clinical trial expenses (the “Royalty Payments”). Beginning on the payment start date of March 8, 2024, and continuing until the 12-month anniversary of the Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $750,000 and (b) the actual Royalty Payment amount Uptown is entitled to for such month.

At initial recognition, the December 2020 Royalty Interest amount of $12.0 million is classified as debt, net of a $6.0 million discount. Under ASC 470-10-35-3, royalty payments to Uptown will be amortized under the interest method per ASC 835-30. Because there is no set interest rate and the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company was granted, at its sole discretion, the right to exchange, from time to time, all or any of the Royalty Interest under the original principal amount of $12.0 million or any portion of the December 2020 Purchase Agreement for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

On February 8, 2023, the Company entered into an exchange agreement with Uptown, pursuant to which the parties agreed to partition $675,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 2,500 shares of the Company’s stock.

On May 8, 2023, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1,073,807 from the outstanding balance of the royalty interest and exchange for 31,811 shares of the Company’s common stock.

On the same date, the Company entered into the Standstill Agreement as described above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount

Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 4,375 shares of the Company’s common stock at an exercise price of $22.2 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

On the same date, the Company entered into a privately negotiated exchange agreement with Uptown (the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock” or “Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1,500,000.00 reduction in the outstanding balance of the December 2020 Royalty Interest (“Partitioned Royalty”) (the “Exchange Transaction”). Subject to the terms of the Series I Preferred Stock, each share of Series I Preferred Stock is convertible into shares of the Company’s Common Stock (the “Conversion Shares”).

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

On June 30, 2024, and December 31, 2023, the fair value was determined to be $8.2 million and $7.5 million. For the three and six months ended June 30, 2024, the net change in the fair value was $354,000 and $762,000, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At initial recognition, the March 2021 Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. Because there is no set interest rate and the royalty payments are variable, the discount rate is variable. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company is granted, at its sole discretion, the right to exchange, from time to time, all or any of the Royalty Interest under the original principal amount of $10.0 million of the March 2021 Purchase Agreement for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

On August 17, 2022, the Company entered into an exchange agreement (the “Royalty Interest Exchange Agreement”) with Streeterville to (i) partition a new royalty interest in the royalty repayment amount of $3.4 million (“Partitioned Royalty”) from the royalty interest of the March 2021 Purchase Agreement and then cause the outstanding balance of the royalty interest to be reduced by an amount equal to the initial outstanding balance of the Partitioned Royalty, and (ii) exchange (“Royalty Exchange”) the Partitioned Royalty for 2,556 shares of the Company’s common stock with a par value of $0.0001 in accordance with the term of the Royalty Interest Exchange Agreement.

On September 30, 2022, the Company entered into an exchange agreement with Streeterville, pursuant to which the parties agreed to partition $2.0 million from the outstanding balance of the royalty interest and exchange the partitioned royalty for 2,614 shares of the Company’s common stock. The exchange was accounted for as a debt modification and resulted in a reduction in the outstanding balance of the royalty interest amounting to $2.0 million.

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

Interest expenses were $0 and $448,000 for the three and six months ended June 30, 2024, respectively. Interest expenses for the three and six months ended June 30, 2023, were $497,000 and $944,000, respectively. As of June 30, 2024, and December 31, 2023, the carrying value of the debt was $0 and $4.6 million, respectively.

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement (the “August 2022 Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a royalty interest to receive $12.0 million (the “August 2022 Royalty Interest”) of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company will use the proceeds to support the ongoing pivotal Phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest will accrue on the Royalty Repayment

Amount at a rate of 5% per annum from the closing of the Royalty Financing until the one-year anniversary of such closing and 10% per annum thereafter, simple interest computed based on a 360-day year comprised of twelve 30-day months.

The Company will be obligated to make minimum royalty payments on a monthly basis beginning on January 1, 2024 in an amount equal to the greater of (A) $250,000 (which increases to $400,000 beginning 6 months following the closing of the Royalty Financing, $600,000 beginning 12 months following the closing of the Royalty Financing, and $750,000 beginning 18 months following the closing of the Royalty Financing) and (B) the royalty payments to which Investor is entitled, consisting of (1) 10% of the Company’s net sales of crofelemer for any indications that could cannibalize crofelemer indications or any other chronic indication (including any improvements, modifications and follow-on products, collectively referred to as “Included Products”) (2) 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors, but specifically excluding licensing fees and/or milestone payments that are (A) reimbursements of clinical trial expenses or (B) associated with the license of the of the Included Products from the Company to Napo Therapeutics and (3) 50% of royalties collected from licenses of the Included Products to third parties.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, such that the Company issued Streeterville warrants to purchase 255,000 shares of the common stock the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000.00, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest. As a material consideration for Streeterville’s agreement to enter into these amendments, the Company agreed to issue Streeterville warrants to purchase up to 4,250 shares of the Company’s common stock at an exercise price of $22.20 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

The cumulative effect of the exchanges to the August 2022 Royalty Interest resulted in significant modifications, which were accounted for as extinguishment. The Company recorded an extinguishment loss in the unaudited condensed consolidated statements of operations amounting to $1.0 million The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the August 2022 Royalty Interest resulted under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 26,461 shares of the Company’s common stock, par value $0.0001 to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On June 30, 2024, and December 31, 2023, the fair value was determined to be $7.4 million and $6.8 million, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $321,000 and $788,000, respectively. The net change in fair value were recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

Streeterville Note

On January 13, 2021, the Company issued a secured promissory note to Streeterville in the original principal amount of $6.2 million for an aggregate purchase price of $6.0 million. The Company will use the proceeds to fund the development of the Company’s NP-300 drug product candidate for the indication of the symptomatic relief of diarrhea from cholera and general corporate purposes, including the Company’s product pipeline activities. The note is due after four years and bears interest at 3.25% per annum. Interest on the note is payable annually in advance by adding the interest charge for each upcoming year to the outstanding balance on the date each such interest charge is accrued. The Company also paid $25,000 to cover legal fees, accounting costs, due diligence, monitoring, and other transaction costs incurred in connection with the note issuance. The original principal amount includes the first year of prepaid interest and the transaction expenses.

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2024, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of June 30, 2024, the Company has not sold any TDPRV.

Beginning on the earlier of (a) 6 months after January 2021 and (b) initiation of human trials with NP-300 for symptomatic relief of infectious diarrhea for cholera, the Company may pay all or any portion of the outstanding balance earlier than it is due. In the event the Company elects to prepay all or any portion of the outstanding balance, it shall pay to Streeterville 112.5% of the portion of the outstanding balance the Company elects to prepay. The Company may not prepay the note without Streeterville’s consent on the date the last patient is enrolled in a pivotal trial.

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2024, no default has occurred.

In connection with the note issuance, the Company has entered into a security agreement with Streeterville, pursuant to which Streeterville will receive a first priority security interest in all existing and future NP-300 technology and any TDPRV and the sale proceeds therefrom that may be granted to the Company by the FDA in connection with the development of NP-300 for the cholera indication. The Company also agreed, with certain exceptions, not to grant any lien on any of the collateral securing the note and not to grant any license under any of the intellectual property relating to such collateral. The grant of security interest has become effective upon the receipt of the Salix Waiver on April 6, 2021, in observance of the requirement of the settlement agreement previously entered by the Company with Salix Pharmaceuticals, Inc.

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

On June 30, 2024, and December 31, 2023, the fair value was determined to be $10.5 million and $9.8 million, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $295,000 and $745,000, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and the hybrid instrument designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expenses for the three and six months ended June 30, 2024, were zero and $7,000, respectively. The financing balance was zero and $172,000 as of June 30, 2024, and December 31, 2023, respectively.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the six three and six months ended June 30, 2024, was $1,000. The financing balance was $36,000 as of June 30, 2024.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2024, was $4,000. The financing balance was $441,000 as of June 30, 2024.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 13,333 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expense for the three and six months ended June 30, 2024, was $1,000. Interest expenses for the three and six months ended June 30, 2023, were $1,000 and $3,000, respectively. At June 30, 2024, and December 31, 2023, the net carrying value of the note was $100,000 and $150,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Warrants outstanding, beginning balance	201,830	125
Issuances	—	201,705
Exercises	(125,632)	—
Expirations and cancelations	—	—
Warrants outstanding, ending balance	76,198	201,830

As of June 30, 2024, and 2023, the Company’s outstanding warrants have an exercise price ranging from $29 to $33,000 per common stock and generally expires prior to December 31, 2024.

PIPE Warrants

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 137 shares (the “Preferred Shares”) of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 114,167 shares of the Company’s common stock, at an exercise price of $28.8 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”). The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes.

The PIPE Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the approval by the Company’s stockholders (the “Stockholder Approval”) to remove both the Voting Cap and the Conversion Cap (both as defined below) is obtained (the “PIPE Warrants Initial Exercise Date”) and ending on the fifth anniversary of the PIPE Warrants Initial Exercise Date.

On May 10, 2023, the Company issued warrants equivalent to 114,167 shares of the Company’s common stock in relation to the PIPE Purchase Agreement.

The PIPE Purchase Agreement provides that during the period commencing on the signing of the PIPE Purchase Agreement and ending October 22, 2023, the Company will not affect or enter into any agreement to (i) issue securities in exchange for any securities of the Company issued and outstanding on the date of the PIPE Purchase Agreement pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), or (ii) effect issuance by the Company of common stock or Common Stock Equivalents (as defined in the PIPE Purchase Agreement), subject to certain customary exceptions set forth in the PIPE Purchase Agreement including, among others, issuance of shares of common stock pursuant to the At The Market Offering Agreement, dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc., as amended (the “Ladenburg Thalmann ATM”), provided that such issuance in the Ladenburg Thalmann ATM has consented.

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with certain holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders’ agreement to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 11,417 shares of the Company’s common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants are substantially the same as the PIPE Warrants and have an exercise price of $28.8 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “PIPE Amendment Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Amendment Warrants Initial Exercise Date.

At the date of the PIPE Amendment Warrants, the warrants were valued at $1.2 million using the Black-Scholes option pricing model as follows: exercise price of $28.8 per share, stock price of $43.2 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in capital.

On February 27, 2024, pursuant to the PIPE Purchase Agreement, each of the PIPE investors entered into an exchange agreement with the Company (each, a “PIPE Warrant Exchange Agreement” and collectively, the “PIPE Warrant Exchange Agreements”). Pursuant to the PIPE Warrant Exchange Agreements, the Company agreed to exchange the PIPE Warrants for shares of common stock at an exchange ratio of 1-for-2.5 (“PIPE Warrant Exchange Transaction”). Upon completion of the PIPE Warrant Exchange Transaction, the Company exchanged the PIPE Warrants to purchase up to 125,583 shares of Common Stock for 313,958 shares of Common Stock (the “PIPE Exchange Shares”), and the PIPE Warrants were terminated. The PIPE Exchange Shares would be subject to a twelve-month lock-up, and any other equity security of the Company other than the PIPE Exchange Shares owned by the PIPE investors as of the date of the PIPE Warrant Exchange Agreement would be subject to a six-month lock-up.

On February 29, 2024, the PIPE investors converted 122 shares of Series G preferred stock into 50,833 shares of common stock subject to a six-month lock-up.

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 28,533 shares of the common stock, and (ii) Uptown warrants to purchase up to 35,089 shares of the common stock, at an exercise price of $28.8 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date.

At the date of the Standstill Agreement, the warrants were valued at $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $28.8 per share, stock price of $43.8 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in capital.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into amendments Royalty Interest Global Amendments to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 3,875 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 4,375 shares of the common stock, and (iii) Streeterville warrants to purchase up to 4,250 shares of the Common Stock, at an exercise price of $22.2 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $22.2 per share, stock price of $15.6 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

9. Preferred Stock

As at June 30, 2024, and December 31, 2023, preferred stock consisted of the following:

June 30, 2024
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

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of June 30, 2024, and December 31, 2023, with a total of 7,535,013 shares and 7,534,834 shares designated to specific Series as of
June 30, 2024, and December 31, 2023, respectively.

Series G Preferred Stock

On May 8, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue to such investors (i) 137 shares of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 114,167 shares of the Company’s common stock, at an exercise price of $28.8 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.9 million (the “Private Placement”).

On February 29, 2024, the PIPE investors converted 122 shares of Series G preferred stock into 50,833 shares of common stock subject to a six-month lock-up.

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

Series I Preferred Stock

On September 29, 2023, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Preferred Stock to Uptown at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1,500,000.00 reduction in the outstanding balance of the December 2020 Royalty Interest.

On January 15, 2024, Uptown converted 56 shares of Series I Preferred Stock into 44,941 shares of common stock.

10. Temporary Equity

On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville in exchange for the surrender of the March 2021 Royalty Interest by Streeterville (the “CVP Exchange Transaction”). Upon completion of the CVP Exchange Transaction, all outstanding balance of the March 2021 Royalty Interest was fully paid, and the March 2021 Royalty Interest was terminated. At its sole discretion, the Company reserves the right to exchange a portion or all of the outstanding shares of Series J Preferred Stock held by investors for common stock at the stated value of $25,000 per share, divided by the applicable exchange price. The exchange price will be determined based on the lower of the Nasdaq official closing price and the 5-day average Nasdaq official closing price of the common stock immediately preceding the exchange date. The preferences, rights, limitations, and other matters relating to the Series J Preferred Stock are outlined in the Certificate of Designation, which the Company filed with the Secretary of State of the State of Delaware on March 1, 2024.

The Company determined that the nature of the Series J Preferred Stock host was more analogous to a debt instrument and that the economic characteristics and risks of the embedded redemption features were clearly and closely related to the Series J Preferred Stock host. As such, the redemption features were not required to be bifurcated under ASC 815, Derivatives and Hedging. Since the Series J Preferred Stock is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the condensed consolidated balance sheets.

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 166,667 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock. On March 19, 2024, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 138,889 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $7.2 per share of common stock.

As of June 30, 2024, and December 31, 2023, the Company had 99 and zero shares outstanding of Series J preferred stock, respectively.

11. Stockholders' Equity

As of June 30, 2024, and December 31, 2023, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	404	26,357
Inducement options issued and outstanding	—	1,534
Options available for grant under stock option plans	875,566	120,033
Restricted stock unit awards issued and outstanding	45,788	47,998
Warrants issued and outstanding	76,198	7,505
Total	997,956	203,427

Common Stock

The holders of common stock are entitled to one vote for each share of common stock held. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the BOD.

The holders of non-voting common stock are not entitled to vote, except on an as-converted basis with respect to any change of control of the Company that is submitted to the stockholders of the Company for approval. Shares of the Company's non-voting common stock have the same rights to dividends and other distributions and are convertible into shares of the Company's common stock on a one-for-one basis.

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

Pursuant to such authority granted by the Company’s stockholders, the Company’s BOD approved the Authorized Share Increase and the filing of the Sixth Amendment to effectuate the Authorized Share Increase. On September 30, 2022, the Company filed the Sixth Amendment with the Secretary of State of the State of Delaware (the “DE Secretary of State”), and the Authorized Share Increase became effective in accordance with the terms of the Sixth Amendment immediately upon filing with the DE Secretary of State (the “Effective Time”).

The Company is now authorized to issue a total number of 358,000,000 stock, of which 298,000,000 shares are common stock, 50,000,000 are non-voting common stock, and 10,000,000 are preferred stock.

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

On May 17, 2024, the Company approved an eighth amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-60 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective May 23, 2024.

The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options, and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock. All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”), included in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise.

At the Market Offering (“ATM”)

December 2021 ATM Agreement

On December 10, 2021, the Company entered into an ATM Agreement (as amended, the “December 2021 ATM Agreement”) with Ladenburg, pursuant to which the Company may offer and sell, from time to time through Ladenburg, shares of common stock having an aggregate offering price of up to $15.0 million, subject to the terms and conditions of the December 2021 ATM Agreement. The offering will terminate upon the earlier of (i) December 10, 2024, and (ii) termination of the December 2021 ATM Agreement as permitted therein.

On February 2, 2022, the Company entered into an amendment to the December 2021 ATM Agreement, pursuant to which, the aggregate offering amount of the shares of the Company’s common stock which the Company may sell and issue through Ladenburg, as the sales agent, was increased from $15.0 million to $75.0 million.

On May 17, 2024, the Company entered into an amendment to the December 2021 ATM Agreement, pursuant to the February 2, 2022 amendment, the previous $75 million limit on the aggregate offering amount of shares of the Company’s common stock which the Company may sell and issue through Ladenburg, as the sales agent, was removed such that the amount issuable under the December 2021 ATM Agreement is limited solely by certain limitations as specified in the May 17, 2024 amendment.

On July 17, 2024, the Company entered into an amendment to the December 2021 ATM Agreement with Ladenburg and Lucid Capital Markets, LLC (“Lucid”). Pursuant to the July 17, 2024 amendment, Lucid was added as a party and manager under the agreement, effective beginning July 17, 2024 and ending on September 30, 2024, unless extended by the parties to the agreement. If not amended or extended prior to September 30, 2024, then after such date Ladenburg will be the sole manager, and Lucid will no longer be a manager under the agreement.

During the six months ended June 30, 2024, the Company issued an aggregate of 5,011,751 shares under the ATM Agreement for total net proceeds of $24.0 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a non-controlling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and six months ended June 30, 2024, noncontrolling interest increased by $148,000 and increased by $264,000, respectively. During the three and six months ended June 30, 2023, noncontrolling interest decreased by $118,000 and increased by $891,000, respectively.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were zero shares outstanding as of June 30, 2024, and December 31, 2023.

2014 Stock Incentive Plan

Effective May 12, 2015, the Company adopted the Jaguar Health, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan provides options, restricted stock, and RSUs to eligible employees, directors, and consultants to purchase the Company's common stock. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2014 Plan provides for automatic share increases on the first day of each fiscal year in the amount of 2% of the outstanding number of shares of the Company's common stock on the last day of the preceding calendar year. The 2014 Plan replaced the 2013 Plan except that all outstanding options under the 2013 Plan remain outstanding until exercised, canceled, or expired.

On April 13, 2022, the BOD of the Company approved a Registration Statement to register an additional 2,417,660 shares of the Company’s common stock for issuance pursuant to the awards granted under the 2014 Plan.

As of June 30, 2024, 384 options were outstanding, and 867,252 options were available for grant. As of December 31, 2023, 385 options were outstanding, and 47,687 options were available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the Inducement Award Plan, reserved 2,222 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan grants non-statutory stock options, RSUs, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without Stockholder Approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Inducement Award Plan are individuals who were not previously an employee or director of the Company or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On April 13, 2022, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 471,833 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 500,000 shares to 971,833 shares.

As of June 30, 2024, 20 options were outstanding, and 8,314 options were available for grant. As of December 31, 2023, 20 options were outstanding, and 8,308 options were available for grant. The Company authorized an additional 498,448 shares for the stock incentive plans.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the six months ended June 30, 2024, and the year ended December 31, 2023:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2023	2,045	454	585	$35,564.08	7.19	$—
Additional shares authorized	52,772	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	49	(49)	—	19,668.87	—	—
RSUs granted	(44,733)	—	44,733	—	—	—
RSUs vested and released	243	—	(243)	—	—	—
RSUs cancelled	87	—	(87)	—	—	—
Outstanding at December 31, 2023	10,463	405	44,988	$35,738.63	6.21	$—
Additional shares authorized	865,902	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	1	(1)	—	23,355.00	—	—
RSUs granted	(895)	—	895	—	—	—
RSUs exercised	26	—	(26)	—	—	—
RSUs cancelled	69	—	(69)	—	—	—
Outstanding at June 30, 2024	875,566	404	45,788	$21,057.18	5.72	$—
Exercisable at June 30, 2024		404		$21,057.18	5.72	$—
Vested and expected to vest at June 30, 2024		404		$21,057.18	5.72	$—

*The fair market value of Jaguar stock on June 30, 2024, was $3.58 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the six months ended June 30, 2024, and the year ended December 31, 2023, were zero.

The weighted average grant date fair value of stock options granted was zero per share during the six months ended June 30, 2024, for the year ended December 31, 2023.

The number of options that vested for the six months ended June 30, 2024, and for the year ended December 31, 2023, was 8 and 25, respectively. The grant date weighted average fair value of options that vested for the six months ended June 30, 2024, and for the year ended December 31, 2023, was $20,069 and $16,417, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three and six months ended June 30, 2024, and 2023, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

	(unaudited)
Research and development expense	$176	$257	$465	$484
Sales and marketing expense	32	86	72	115
General and administrative expense	175	175	427	399
Total	$383	$518	$964	$998

As of June 30, 2024, the Company had zero unrecognized stock-based compensation expense for options, inducement options, and RSUs outstanding.

No range of assumptions was set forth and used in calculating the fair value of options granted during the six months ended June 30, 2024, and 2023, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through June 30, 2024.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(9,492)	$(12,150)	$(18,718)	$(24,352)
Shares used to compute net loss per common stock, basic	2,349,431	293,858	1,174,716	190,073
Shares used to compute net loss per common stock, diluted	2,349,431	293,858	1,174,716	190,073
Net loss per share attributable to common stockholders, basic	$(4.04)	$(41.35)	$(15.93)	$(128.12)
Net loss per share attributable to common stockholders, diluted	$(4.04)	$(41.35)	$(15.93)	$(128.12)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, convertible preferred stock, and certain common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potential securities, including warrants, convertible preferred series stock and other common stock equivalents, were excluded because their effect is anti-dilutive. For the prior periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding.

The following are the other common stock equivalents of the Company for the six months ended June 30, 2024, and for the year ended December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	404	26,357
Inducement options issued and outstanding	—	1,534
Restricted stock units issued and outstanding	45,788	47,998
Warrants issued and outstanding	76,198	7,505
Total	122,390	83,394

As of August 13, 2024, 739,210 shares of common stock were issued after the balance sheet date.

14. Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing human products and the ongoing commercialization of Mytesi, which the U.S. FDA approves for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies (Note 2). The Company’s CODM is the chief financial officer. The CODM primarily utilizes segment's net comprehensive profit or loss as the key indicator in assessing the segment's performance and allocating resources.

The Company's reportable segments net revenues and net loss for the three and six months ended June 30, 2024, and 2023, consisted of the following:

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$4,940	$132	$5,072	$4,553	$95	$4,648
Less: Segment expenses
Cost of revenue	829	28	857	805	31	836
Research and development	6,401	1,565	7,966	7,616	1,433	9,049
Sales and marketing	2,822	145	2,967	3,296	161	3,457
General and administrative	4,411	5,239	9,650	4,812	5,384	10,196
Interest	55	501	556	1	5,632	5,633
Other segment items*	237	2,556	2,793	50	1,075	1,125
Segment expenses	14,755	10,034	24,789	16,580	13,716	30,296
Segment net comprehensive loss	$(9,815)	$(9,902)	$(19,717)	$(12,027)	$(13,621)	$(25,648)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			845			911
Consolidated net comprehensive loss			$(18,872)			$(24,737)

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$2,637	$84	$2,721	$2,627	$49	$2,676
Less: Segment expenses
Cost of revenue	414	13	427	475	16	491
Research and development	2,914	744	3,658	3,540	732	4,272
Sales and marketing	1,450	74	1,524	1,541	33	1,574
General and administrative	2,108	2,681	4,789	2,373	2,544	4,917
Interest	28	(110)	(82)	1	3,452	3,453
Other segment items*	733	1,816	2,549	(282)	805	523
Segment expenses	7,647	5,218	12,865	7,648	7,582	15,230
Segment net comprehensive loss	$(5,010)	$(5,134)	$(10,144)	$(5,021)	$(7,533)	$(12,554)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			422			446
Consolidated net comprehensive loss			$(9,722)			$(12,108)

*Other segment items for each reportable segment include:

●	Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.
●	Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Segment assets
Human Health	$42,859	$42,289
Animal Health	173,402	153,190
Total	$216,261	$195,479

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Total assets for reportable segments	$216,261	$195,479
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(125,570)	(115,484)
Consolidated Totals	$61,459	$50,763

15. Subsequent Events

December 2021 ATM Agreement

From July 1, 2024, to August 13, 2024, the Company issued an aggregate of 739,210 shares of common stock under the December 2021 ATM Agreement for total net proceeds of $2.4 million.

Phase 3 OnTarget Trial Results for Cancer Supportive Care Drug Crofelemer

On July 23, 2024, the Company announced that the results from its initial analysis of the pivotal Phase 3 OnTarget trial of Crofelemer for prophylaxis of diarrhea in adult cancer patients with solid tumors receiving targeted therapy with or without standard chemotherapy. Crofelemer is an FDA-approved prescription drug for the symptomatic relief of diarrhea in adult HIV/AIDS patients receiving antiretroviral therapy. The initial results from the OnTarget study show that the multicenter, double-blind, placebo-controller pivotal trial did not meet its primary endpoint for the prespecified analysis of all tumor types in the trial.

Unregistered Sales of Equity Securities

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with a holder of royalty interest in the Company. Under the exchange agreement, the Company issued 455,000 shares of common stock to such holder in exchange for a $1,851,850 reduction in the outstanding balance of the royalty interest held by such holder. The shares of common stock that were issued in the exchange transaction were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

Entry into a Material Definitive Agreement

On July 17, 2024, the Company entered into an amendment (the “Third ATM Amendment”) with Ladenburg and Lucid Capital Markets, LLC (“Lucid” and, together with Ladenburg, the “Managers”) to the At the Market Offering Agreement dated December 10, 2021 (as amended on February 2, 2022, and May 23, 2024). Under the Third ATM Amendment, Lucid was added as a party and Manager, effective from July 17, 2024, to September 30, 2024, unless extended by the parties to the agreement. If not amended or extended before September 30, 2024, Ladenburg will become the sole Manager after that date, and Lucid will no longer be a Manager under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 which was filed to the SEC on April 1, 2024 and amended on April 17, 2024.

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescriptions from plants for essential supportive care and management of neglected GI symptoms across multiple complicated disease states. Our crofelemer drug product candidate is the subject of the OnTarget study, a recently completed pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. As announced, while the initial results from the OnTarget study show that the multicenter, double-blind, placebo-controlled pivotal clinical trial did not meet its primary endpoint for the prespecified analysis of all tumor types in the trial, the study results did reveal clinically relevant signals for crofelemer in prespecified subgroups of patients with breast and respiratory cancer, including lung cancer. Breast and lung cancer are two of the top three most common cancer types, and treatment options for breast and lung cancer include the long-term use of targeted therapies that cause high incidences of diarrhea. Jaguar plans to continue to review data from prespecified and non-prespecified OnTarget subgroups and then engage in discussions with the U.S. Food and Drug Administration (“FDA”) to seek the most efficient pathway to bring crofelemer to these patients and address the important and debilitating side effect of cancer therapy-related diarrhea with the paradigm shifting mechanism of crofelemer.

As part of our strategy to expand our commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market, for Venture Life's FDA-approved oral mucositis prescription product, Gelclair, for the U.S. market. Gelclair is an FDA-approved prescription product and can be commercialized without any clinical development costs for Jaguar, and we plan to begin commercial launch in the fourth quarter of 2024 for Gelclair. Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a protective gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies, including oral mucositis/stomatitis. Unlike other products for oral mucositis, it is not a numbing agent and does not sting the mouth.

Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy, in 2021, focusing on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”). Jaguar Animal Health is a tradename of Jaguar Health. Magdalena Biosciences Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health conditions.

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

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for SBS by the EMA in December 2021 and by the FDA in August 2017. In August 2023, Napo’s Investigational New Drug (“IND”) application was activated by the FDA for a new crofelemer powder for oral solution formulation for treating MVID. Jaguar is supporting independent investigator-initiated proof-of-concept (“POC”) studies of crofelemer for the rare disease indications of SBS with intestinal failure and MVID, an ultrarare CDD, focused on obtaining POC data showing reduction of requirements of parenteral support, including parenteral nutrition and IV fluids. In accordance with the guidelines of specific European Union countries, publications of data from POC trials could support participation in early patient access programs for crofelemer for SBS or MVID, especially for patients with intestinal failure requiring parenteral support. Participation in early access programs, which do not exist in the United States, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs.

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

Most of the activities of the Company are focused on the development and commercialization of Mytesi, the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy, the upcoming commercial launch of Gelclair, and our prioritized clinical program centered around investigator-initiated POC trials of crofelemer for SBS and CDD.

In the field of animal health, we are continuing limited activities related to developing and commercializing first-in-class GI products for dogs, dairy calves, and foals.

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug that has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause GI distress, including diarrhea and abdominal discomfort. Crofelemer is in development for multiple possible follow-on indications, including for our lead Phase 3 program in Caner Therapy-related Diarrhea (“CTD”), investigating prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in diarrhea-predominant irritable bowel syndrome (“IBS-D”) and being evaluated for chronic idiopathic/functional diarrhea in investigator-initiated trials.

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for adults with SBS with intestinal failure and for pediatric MVID patients.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the potential targeted incentive from the FDA for a tropical disease priority review voucher.

In January 2023, Jaguar and Filament, with funding from One Small Planet, formed the U.S.-based joint venture Magdalena. Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's ETI program and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD. Magdalena is approximately 40-percent owned by Jaguar.

As announced, Jaguar recently executed an out-license deal with Magdalena for a botanical drug candidate for possible schizophrenia and psychoses indications and for development with potential corporate partners. Sourced from a medicinal plant that has a long history of use by traditional healers, the drug candidate demonstrates antipsychotic activity and has a mechanism of action distinct from currently FDA-approved therapies for schizophrenia and other mental conditions that present psychotic symptoms. The drug candidate may have the potential to be the first in a new class of plant-based antipsychotic compounds.

In December 2021, we received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets), our oral plant-based prescription drug and the only available veterinary drug for the treatment of CID in dogs, and Canalevia-CA1 is now available to multiple leading veterinary distributors in the U.S. Canalevia-CA1 is a tablet that is given orally and can be prescribed for home treatment of CID. The FDA conditionally approves Canalevia-CA1 under application number 141-552. Conditional approval allows for product commercialization while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received a Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a “small number” threshold for minor use in each of the seven major species covered by the MUMS Act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over a year and still have the use qualify as a minor use.

We believe Jaguar is poised to realize a number of synergistic, value-adding benefits—an expanded pipeline of potential blockbuster human follow-on indications of crofelemer and a second-generation anti-secretory agent—upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and POC evidence from human clinical trials.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $19.0 million and $24.7 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had a total stockholders' equity of $16.6 million, an accumulated deficit of $326.7 million, and cash of $16.0 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities.

Revenues

Our product and collaboration revenue consists of the following:

●	Revenues from the sale of our human drug Mytesi are sold through distributors, wholesalers, and specialty pharmacies.
●	Revenues from the sale of our animal products branded as Canalevia-CA1, Neonorm Calf, and Neonorm Foal. Our Canalevia-CA1, Neonorm, and botanical extract products are primarily sold to distributors, who then sell the products to the end customers.
●	Our policy typically permits returns if the product is damaged, defective, or otherwise cannot be used when received by the customer if the product has expired. Returns are accepted for products that will expire within six months or that have expired up to one year after their expiration dates. Estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns.

See “Results of Operations” below for a more detailed discussion on revenues.

Costs of Product Revenue

The cost of revenue consists of direct drug substance and drug product materials expenses, direct labor, distribution fees, royalties, and other related expenses associated with the sale of our products.

Research and Development

Research and development expenses consist primarily of clinical and contract manufacturing, personnel and related benefits, stock-based compensation, employee travel, and reforestation expenses. Clinical and contract manufacturing expenses consist primarily of costs for stability, safety, and efficacy studies and manufacturing startup at an outsourced API provider in Italy. It also includes expenses with a third-party provider for transferring the Mytesi manufacturing process and the related feasibility and validation activities.

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by prescription drug product candidate and non-prescription product, and we track personnel or other internal costs related to the development of specific programs or development compounds.

The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities.

The duration, costs, and timing of trials, formulation studies, and development of our prescription drug and non-prescription products will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional clinical trials, formulation studies, and other research and development activities;
●	future clinical trial and formulation study results;
●	potential changes in government regulations and;
●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a prescription drug product candidate or non-prescription product could mean a significant change in the costs and timing associated with our development activities.

We expect research and development expenses to increase due to the start-up costs associated with our clinical trials for other indications.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi. We do not have significant marketing or promotional expenses related to Canalevia and Neonorm Calf or Neonorm Foal for the six months ended June 30, 2024, and 2023.

We expect sales and marketing expenses to increase going forward as we focus on expanding our market access activities and commercial partnerships to develop follow-on indications of Mytesi and crofelemer.

General and Administrative

General and administrative expenses consist of personnel and related benefits expenses, stock-based compensation expenses, employee travel expenses, legal and accounting fees, rent and facilities expenses, and management consulting expenses.

In the near term, we expect general and administrative expenses to remain flat as we focus on our pipeline development and market access expansion. This will include efforts to grow the business.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instruments and hybrid instruments designated at FVO consists of gain or loss recognized related to fair values changes of our instruments designated at FVO.

Gain on Debt Extinguishment

Gain on debt extinguishment consists of gain incurred related to the exchanges resulting from the extinguishment of our borrowings.

Critical Accounting Policies and Significant Judgments and Estimates

Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires using estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and various other factors that we believe to be reasonable, actual results may differ from these estimates under different assumptions or conditions. Note 2 of the unaudited condensed consolidated financial statements describes our significant accounting policies. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison for the six months ended June 30, 2024, and 2023

The following table summarizes the Company’s operations results for the items outlined in the table for the six months ended June 30, 2024, and 2023, together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Product revenue, net	$5,072	$4,648	$424	9.1%
Operating expenses
Cost of product revenue	857	836	21	2.5%
Research and development	7,965	9,052	(1,087)	(12.0)%
Sales and marketing	2,967	3,457	(490)	(14.2)%
General and administrative	8,695	9,250	(555)	(6.0)%
Total operating expenses	20,484	22,595	(2,111)	(9.3)%
Loss from operations	(15,412)	(17,947)	2,535	(14.1)%
Interest income (expense)	(503)	(5,634)	5,131	(91.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(3,831)	(1,121)	(2,710)	241.7%
Gain on extinguishment of debt	1,245	—	1,245	100.0%
Other income (expense)	(495)	14	(509)	(3,635.7)%
Loss before income tax expense	(18,996)	(24,688)	5,692	(23.1)%
Income tax expense	—	—	—	—%
Net loss	$(18,996)	$(24,688)	$5,692	(23.1)%
Net loss attributable to noncontrolling interest	$(278)	$(336)	$58	(17.3)%
Net loss attributable to common stockholders	$(18,718)	$(24,352)	$5,634	(23.1)%

Revenue

Product revenue

Sales discounts were $511,000 and $515,000 for the six months ended June 30, 2024, and 2023, respectively, a decrease of $5,000.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.3 million and $1.0 million for the six months ended June 30, 2024, and 2023, respectively.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the six months ended June 30, 2024, and 2023 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$6,913	$6,209	$704	11.3%
Canalevia	66	67	(1)	(1.5)%
Neonorm	23	28	(5)	(17.9)%
License	43	—	43	—%
Total gross product sales	7,045	6,304	741	11.8%
Medicaid rebates	(1,336)	(1,017)	(319)	31.4%
Sales discounts	(511)	(515)	4	(0.8)%
Sales returns	(126)	(124)	(2)	1.6%
Net product sales	$5,072	$4,648	$424	9.1%

Our gross product revenues were $7.0 million and $6.3 million for the six months ended June 30, 2024, and 2023, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

Our Mytesi product revenues were $6.9 million and $6.2 million for the six months ended June 30, 2024, and 2023, respectively. Our Neonorm product revenues were $23,000 and $28,000 for the six months ended June 30, 2024, and 2023, respectively. Sales and marketing expenses are not significant during 2024 and during the same period in 2023.

Cost of Product Revenue

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$400	$544	$(144)	(26.5)%
Material cost	328	407	(79)	(19.4)%
Distribution fees	99	(32)	131	(409.4)%
Other	30	(83)	113	(136.1)%
Total	$857	$836	$21	2.5%

The increase in cost of product revenue of $21,000 for the month six months ended June 30, 2024, compared to 2023 was primarily due to:

●	Direct labor decreased by $144,000 from $544,000 for the six months ended June 30, 2023, to $400,000 in 2024, due to decrease resources spent in testing and manufacturing of inventory.
●	Material cost decreased by $79,000 from $407,000 for the six months ended June 30, 2023, to $328,000 in 2024, due to the increased process efficiency in production which decreased the cost per bottle.
●	Distribution fees increased by $131,000 from negative $32,000 for the six months ended June 30, 2023, to $30,000 in 2024, due to the third party changes related to the sample program of expired inventory.
●	Other costs increased by $113,000 from negative $83,000 for the six months ended June 30, 2023, to $30,000 in the same period in 2024 due to increase in cost incurred for maintenance related to API and royalties.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the six months ended June 30, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$3,279	$3,205	$74	2.3%
Personnel and related benefits	3,205	2,949	256	8.7%
Stock-based compensation	465	484	(19)	(3.9)%
Materials expense and tree planting	167	185	(18)	(9.7)%
Travel and other expenses	98	214	(116)	(54.2)%
Other	751	2,015	(1,264)	(62.7)%
Total	$7,965	$9,052	$(1,087)	(12.0)%

The decrease in R&D expense of $1.1 million for the six months ended June 30, 2024, compared to the same period in 2023 was largely due to:

●	Personnel and related benefits increased by $256,000 from $3.0 million for the six months ended June 30, 2023, to $3.2 million in the same period in 2024 due to higher costs of benefits and resources.
●	Travel, and other expenses decreased by $116,000 from $214,000 for six months ended June 30, 2023, to $98,000 in the same period in 2024 primarily due to reduced travel activities associated with CTD as the trial came close.
●	Other expenses consisting of consulting, formulation and regulatory fees decreased by $1.3 million from $2.0 million for the six months ended June 30, 2023 to $751,000 in the same period in 2024, largely from the close-out of the CTD trial and mostly focused on statistical analyses of the CTD endpoints.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,491	$1,502	$(11)	(0.7)%
Direct marketing fees and expense	686	1,074	(388)	(36.1)%
Stock-based compensation	72	115	(43)	(37.4)%
Other	718	766	(48)	(6.3)%
Total	$2,967	$3,457	$(490)	(14.2)%

The decrease in S&M expense of $490,000 for the six months ended June 30, 2024, compared to the same period in 2023 was largely due to:

●	Direct marketing fees and expenses decreased by $388,000 from $1.1 million for the six months ended June 30, 2023, to $686,000 in the same period in 2024 due to reduced patient access programs and other Mytesi marketing initiatives.

●	Stock-based compensation decreased by $43,000 from 115,000 for the six months ended June 30, 2023, to $72,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2024, and 2023 together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,255	$2,563	$(308)	(12.0)%
Legal services	1,200	1,366	(166)	(12.2)%
Public company expense	993	805	188	23.4%
Third-party consulting services	650	419	231	55.1%
Audit, tax and accounting services	582	415	167	40.2%
Stock-based compensation	427	399	28	7.0%
Lease expense	352	421	(69)	(16.4)%
Travel and other expenses	221	240	(19)	(7.9)%
Other	2,015	2,622	(607)	(23.1)%
Total	$8,695	$9,250	$(555)	(6.0)%

The decrease in G&A expenses of $555,000 for the six months ended June 30, 2024, compared to the same period in 2023 was largely due to:

●	Personnel and related benefits decreased by $308,000 from $2.6 million for the six months ended June 30, 2023, to $2.3 million in the same period in 2024 due to lower headcount.
●	Legal services decreased by $166,000 from $1.4 million for the six months ended June 30, 2023, to $1.2 million in the same period in 2024 due to decreased legal consultations for contracts and agreements and other regulatory filings.
●	Public company expenses increased by $188,000 from $805,000 for the six months ended June 30, 2023, to $993,000 in the same period in 2024 due to increase investor relations and public company filings.
●	Third-party consulting services increased by $231,000 from $419,000 for the six months ended June 30, 2023, to $650,000 in the same period in 2024 due to an increase in business development activities and complex accounting subjected for consultation.
●	Audit, tax and consulting services increased by $167,000 from $415,000 for the six months ended June 30, 2023, to $582,000 in the same period in 2024, primarily due to increase audit fees related to technical accounting transactions and due diligence activities.
●	Lease expense decreased by $69,000 from $421,000 for the six months ended June 30, 2023, to $352,000 in the same period in 2024 primarily due to lease amendment executed in the third quarter of 2023, which reduced the monthly base rent compared to the original agreement of the Company’s office space.
●	Other expenses decreased by $607,000 from $2.6 million for the six months ended June 30, 2023, to $2.0 million in the same period in 2024 due to lower depreciation and amortization of fixed and intangible assets, insurance expenses, and other support services.

Interest Income (Expense)

Interest expense decreased by $5.1 million from $5.6 million for the six months ended June 30, 2023, to $503,000 for the same period in 2024, primarily due to changes in accounting of certain debt instruments to FVO. The lower interest expense was offset by a higher loss in change in fair value of financial instruments and hybrid instrument designated at FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO increased by $2.7 million from a loss of $1.1 million in the six months ended June 30, 2023, to a loss of $3.8 million for the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased by $1.2 million from zero in the six months ended June 30, 2023, to $1.2 million for the same period in 2024 primarily due to significant modifications of royalty interest agreements resulting to extinguishment accounting.

Comparison of the three months ended June 30, 2024, and 2023

The following table summarizes the Company’s operations results to the items outlined in the table for the three months ended June 30, 2024, and 2023, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Product revenue	$2,721	$2,676	$45	1.7%
Operating expenses
Cost of product revenue	427	491	(64)	(13.0)%
Research and development	3,653	4,277	(624)	(14.6)%
Sales and marketing	1,524	1,573	(49)	(3.1)%
General and administrative	4,314	4,437	(123)	(2.8)%
Total operating expenses	9,918	10,778	(860)	(8.0)%
Loss from operations	(7,197)	(8,102)	905	(11.2)%
Interest income (expense)	108	(3,453)	3,561	(103.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,810)	(762)	(1,048)	137.5%
Other income (expense)	(729)	26	(755)	(2,903.8)%
Loss before income tax expense	(9,628)	(12,291)	2,663	(21.7)%
Income tax expense	—	—	—	—%
Net loss	$(9,628)	$(12,291)	$2,663	(21.7)%
Net loss attributable to noncontrolling interest	$(136)	$(141)	$5	(3.5)%
Net loss attributable to common stockholders	$(9,492)	$(12,150)	$2,658	(21.9)%

Revenue

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$3,543	$3,412	$131	3.8%
Canalevia	26	39	(13)	(33.3)%
Neonorm	14	10	4	40.0%
License	43	—	43	—%
Total gross product sales	3,626	3,461	165	4.8%
Medicaid rebates	(598)	(457)	(141)	30.9%
Sales discounts	(238)	(212)	(26)	12.3%
Sales returns	(69)	(116)	47	(40.5)%
Net product sales	$2,721	$2,676	$45	1.7%

Our gross product revenues were $3.6 million and $3.5 million for the three months ended June 30, 2024, and 2023, respectively. These periods reflect revenue from selling our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf, and Neonorm Foal.

Our Canalevia product revenues were $26,000 and $39,000 for the three months ended June 30, 2024, and 2023, respectively. Our Neonorm product revenues were $14,000 and $10,000 for the three months ended June 30, 2024, and 2023, respectively. Sales and marketing expenses are not significant during 2024 and during the same period in 2023.

Cost of Product Revenue

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$201	$262	$(61)	(23.3)%
Material cost	159	219	(60)	(27.4)%
Distribution fees	53	(30)	83	(276.7)%
Other	14	40	(26)	(65.0)%
Total	$427	$491	$(64)	(13.0)%

The decrease in cost of product revenue of $64,000 for the month six months ended June 30, 2024, compared to 2023 was primarily due to:

●	Direct labor decreased by $61,000 from $262,000 for the three months ended June 30, 2023, to $201,000 in 2024, due to decrease resources spent in testing and manufacturing of inventory.
●	Material cost decreased by $60,000 from $219,000 for the three months ended June 30, 2023, to $159,000 in 2024, due to the increased process efficiency in production which decreased the cost per bottle.

●	Distribution fees increased by $83,000 from negative $30,000 for the three months ended June 30, 2023, to $53,000 in 2024, due to the third-party changes related to the sample program of expired inventory.
●	Other costs decreased by $26,000 from $40,000 for the three months ended June 30, 2023, to $14,000 in the same period in 2024 due to amortization of API which ended in 2023.

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2024, and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,586	$1,501	$85	5.7%
Clinical and contract manufacturing	1,346	958	388	40.5%
Stock-based compensation	176	257	(81)	(31.5)%
Materials expense and tree planting	87	89	(2)	(2.2)%
Travel and other expenses	63	154	(91)	(59.1)%
Other	395	1,318	(923)	(70.0)%
Total	$3,653	$4,277	$(624)	(14.6)%

The change in R&D expense of $624,000 for the three months ended June 30, 2024, compared to the same period in 2024 was due primarily to:

●	Clinical and contract manufacturing expenses increased $388,000 from $958,000 in the three months ended June 30, 2023, to $1.3 million in the same period in 2024, primarily largely from statistical analyses performed on the CTD endpoints and expenses related to SBS and MVID.

●	Stock-based compensation decreased $81,000 from $257,000 in the three months ended June 30, 2023, to $176,000 primarily due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023.

●	Travel and other expenses decreased $91,000 from $154,000 in the three months ended June 30, 2023, to $63,000 in the same period in 2024 due to reduced travel activities associated with CTD as the trial came close.

●	Other expenses consisting primarily of consulting, formulation, and regulatory fees decreased $923,000 from $1.3 million in the three months ended June 30, 2023, to $395,000 in the same period in 2024, largely from the close-out of the CTD trial and mostly focused on statistical analyses of the CTD endpoints.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended June 30, 2024, and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$749	$609	$140	23.0%
Direct marketing fees and expense	390	509	(119)	(23.4)%
Stock-based compensation	32	86	(54)	(62.8)%
Other	353	369	(16)	(4.3)%
Total	$1,524	$1,573	$(49)	(3.1)%

The change in S&M expense of $49,000 in the three months ended June 30, 2024 compared to the same period in 2023 was due primarily to:

●	Personnel and related benefits increased $140,000 from $609,000 in the three months ended June 30, 2023, to $749,000 in the same period in 2024 due to higher costs of benefits and resources.

●	Direct marketing fees and expenses decreased $119,000 from $509,000 in the three months ended June 30, 2023, to $390,000 in the same period in 2024 due to lower patient access programs and other Mytesi marketing initiatives.

●	Stock-based compensation decreased $54,000 from $86,000 in the three months ended June 30, 2023, to $32,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023.

General and Administrative

The following table presents the components of G&A expense for the three months ended June 30, 2024, and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,193	$1,353	$(160)	(11.8)%
Legal services	661	655	6	0.9%
Public company expense	594	316	278	88.0%
Third-party consulting services	357	277	80	28.9%
Audit, tax and accounting services	243	99	144	145.5%
Stock-based compensation	175	175	—	—%
Travel and other expenses	107	165	(58)	(35.2)%
Lease expense	76	212	(136)	(64.2)%
Other	908	1,185	(277)	(23.4)%
Total	$4,314	$4,437	$(123)	(2.8)%

The change in G&A expenses of $123,000 in the three months ended June 30, 2024, compared to the same period in 2023 was due primarily to:

●	Personnel and related benefits decreased $160,000 from $1.4 million for the three months ended June 30, 2023, to $1.2 million in the same period in 2024, largely attributable to decrease headcount.

●	Public company expenses increased $278,000 from $316,000 for the three months ended June 30, 2023, to $594,000 in the same period in 2024, largely attributable to the increase in investor relations and public company filings.

●	Third-party consulting increased $80,000 from $277,000 for the three months ended June 30, 2023, to $357,000 in the same period in 2024, due to an increase in business development activities and complex accounting subjected for consultation.

●	Audit, tax, and accounting services fees increased $144,000 from $99,000 in the three months ended June 30, 2023, to $99,000 in the same period in 2024, mostly due to the increase audit fees related to technical accounting transactions and due diligence activities.

●	Travel and other expenses decreased $58,000 from $165,000 in the three months ended June 30, 2023, to $107,000 in the same period in 2024 due to a decrease in foreign travel in 2024.

●	Lease expense decreased by $136,000 from $212,000 for the three months ended June 30, 2023, to $76,000 in the same period in 2024 primarily due to lease amendment executed in the third quarter of 2023, which reduced the monthly base rent compared to the original agreement of the Company’s office space.

●	Other expenses decreased $277,000 from $1.2 million in the three months ended June 30, 2023, to $908,000 in the same period in 2024 due to the decrease in cost incurred from depreciations and amortizations.

Interest Income (Expense)

Interest expense decreased by $3.6 million from $3.5 million for the three months ended June 30, 2023, to $108,000 interest income for the same period in 2024, primarily due to changing the accounting of certain debt instruments to FVO. The lower interest expense was offset by a higher loss in a change in the fair value of financial instruments and hybrid instruments designated at FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $1.1 million from a loss of $762,000 in the three months ended June 30, 2023, to a loss of $1.8 million for the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2024, and 2023, we had net losses of $19.0 million and $24.7 million, respectively. We expect to incur additional losses in the near-term future. At June 30, 2024, we had an accumulated deficit of $326.7 million. To date, we have generated only limited revenue, and we may never achieve revenue sufficient to offset our expenses.

We had cash of $16.0 million as of June 30, 2024. We do not believe our current capital is sufficient to fund our operating plan through one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the six months ended June 30, 2024, were generated from the issuance of an aggregate of 5,011,564 shares of common stock under the ATM Agreement for total net proceeds of approximately $24.0 million, issuance of an aggregate 16,666,666 common in exchange of License Agreement for total net proceeds of $1.2 million.

We expect our expenditures will continue to increase as we continue our efforts to develop our products and continue the development of our pipeline in the near term. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also not be successful in entering into partnerships that include payment of upfront licensing fees for our products and product candidates for markets outside the United States, where appropriate. If we do not generate upfront fees from any anticipated arrangements, it would have a negative effect on our operating plan. We still plan to finance our operations and capital funding needs through equity and debt financing as well as revenue from future product sales. However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to fund operating needs or ultimately achieve profitability adequately. If we are unable to obtain an adequate level of financing needed for the long-term development and commercialization of our products, we will need to curtail planned activities and reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan.

Cash Flows for the Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table shows a summary of cash flows for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Total cash used in operating activities	$(15,217)	$(19,001)
Total cash used in investing activities	(16)	—
Total cash provided by financing activities	24,842	22,168
Effects of foreign exchange rate changes on assets and liabilities	(29)	(9)
Net increase in cash	$9,580	$3,158

Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities of $15.2 million resulted from our net comprehensive loss of $18.9 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $3.8 million, stock-based compensation of $964,000, depreciation and amortization expenses of $948,000, amortization of debt discounts and debt issuance costs of $274,000, amortization of operating lease right-of-use asset of $221,000, equity in a net loss in the joint venture of $46,000 and changes in operating assets and liabilities of $1.4 million partially offset by the gain on extinguishment of debt of $1.2 million.

During the six months ended June 30, 2023, net cash used in operating activities of $19.0 million resulted from our net comprehensive loss of $24.7 million, adjusted by the amortization of debt discounts and debt issuance costs of $4.4 million, stock-based compensation of $1.0 million, depreciation and amortization expenses of $1.0 million, change in fair value of the financial instrument and hybrid instrument designated at FVO of $1.1 million, amortization of operating lease right-of-use asset of $165,000, shares issued in exchange of services of $166,000, equity in net loss in joint venture of $37,000 and changes in operating assets and liabilities of $2.2 million.

Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities of $16,000 consisted of a $16,000 purchase of equipment.

No cash is used in investing activities during the six months ended June 30, 2023.

Cash Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $24.8 million consisted of $24.0 million in net proceeds from shares issued in an At the Market offering, $1.2 million proceeds from the issuance of common shares in exchange of License Agreement, offset by $266,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP for the reasons discussed above.

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

The business, financial condition, and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

Because of the following factors and other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our royalty interests require us to make minimum royalty payments, even if we do not sell sufficient products to cover such.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2024, the Company entered into a privately negotiated exchange agreement with a holder of royalty interest in the Company pursuant to which the Company issued 393,700 shares of the Company’s common stock, par value $0.0001 to such holder in exchange for a $1,500,000 reduction in the outstanding balance of the royalty interest held by such holder.

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with a holder of royalty interest in the Company pursuant to which the Company issued 455,000 shares of the Company’s common stock, par value $0.0001 to such holder in exchange for a $1,851,850 reduction in the outstanding balance of the royalty interest held by such holder.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued 200,000 shares of the Company’s common stock, par value $0.0001 to Iliad in exchange for a $819,600 reduction in the outstanding balance of the royalty interest dated October 8, 2020.

The shares of common stock that were issued in the exchange transactions described above were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on June 10, 2024, and July 16, 2024, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Eighth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 23, 2024, File No. 001-36714).

10.1

Second Amendment to the At the Market Offering Agreement, dated May 23, 2024, by and between Jaguar Health, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 23, 2024, File No. 001-36714).

10.2

Third ATM Amendment, dated July 17, 2024, to ATM Agreement by and among Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 18, 2024, File No. 001-36714).

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

August 13, 2024
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer