Form 10-Q
period 2024-09-30
Jaguar Health, Inc.
filed 2024-11-13
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were (i) 11,798,288 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) no shares of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$13,269	$6,469
Accounts receivable, net	1,249	1,967
Other receivable	57	217
Inventory	9,674	9,189
Prepaid expenses and other current assets	12,394	10,121
Total current assets	36,643	27,963
Property and equipment, net	476	496
Operating lease - right-of-use asset	1,057	1,176
Intangible assets, net	18,947	20,116
Other assets	1,343	1,012
Total assets	$58,466	$50,763

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$4,552	$4,974
Accrued liabilities	3,297	3,798
Deferred revenue	170	—
Operating lease liability, current	368	348
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $11.1 million as of September 30, 2024, and $0 December 31, 2023, respectively)	11,487	4,867
Total current liabilities	19,874	13,987
Operating lease liability, net of current portion	754	886
Deferred revenue - long term	595	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $21.7 million as of September 30, 2024, and $31.0 million December 31, 2023, respectively)	21,660	30,993
Total liabilities	42,883	45,866

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 and 0 shares designated from 10,000,000 preferred stock authorized at September 30, 2024, and December 31, 2023; 99 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	2,485	—

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 and 137 shares designated from 10,000,000 preferred stock authorized at September 30, 2024, and December 31, 2023; 0 and 122 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and 105 shares designated from 10,000,000 preferred stock authorized at September 30, 2024, and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series I convertible preferred stock: $0.0001 par value; 118 and 118 shares designated from 10,000,000 preferred stock authorized at September 30, 2024, and December 31, 2023; 0 and 56 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at September 30, 2024, and December 31, 2023; 10,420,964 and 1,223,553 issued and outstanding at September 30, 2024, and December 31, 2023	1	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2024, and December 31, 2023; 9 shares issued and outstanding at September 30, 2024, and December 31, 2023	—	—
Additional paid-in capital	350,859	313,861
Noncontrolling interest	(514)	(64)
Accumulated deficit	(336,561)	(308,248)
Accumulated other comprehensive loss	(687)	(652)
Total stockholders' equity	13,098	4,897
Total liabilities, redeemable preferred stock and stockholders' equity	$58,466	$50,763

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Product revenue, net	$3,066	$2,813	$8,095	$7,461
License revenue	42	—	85	—
Total revenue, net	3,108	2,813	8,180	7,461
Operating expenses
Cost of product revenue	541	514	1,398	1,350
Research and development	4,043	6,081	12,008	15,133
Sales and marketing	2,010	1,472	4,977	4,929
General and administrative	3,776	3,533	12,471	12,783
Total operating expenses	10,370	11,600	30,854	34,195
Loss from operations	(7,262)	(8,787)	(22,674)	(26,734)
Interest income (expense)	162	(500)	(341)	(6,134)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(3,089)	(2,244)	(6,920)	(3,365)
Gain on extinguishment of debt	—	3,697	1,245	3,697
Other income (expense)	168	(70)	(327)	(56)
Loss before income tax expense	(10,021)	(7,904)	(29,017)	(32,592)
Income tax expense	—	—	—	—
Net loss	$(10,021)	$(7,904)	$(29,017)	$(32,592)
Net loss attributable to noncontrolling interest	$(167)	$(126)	$(445)	$(462)
Net loss attributable to common stockholders	$(9,854)	$(7,778)	$(28,572)	$(32,130)
Net loss per share, basic and diluted	$(1.05)	$(22.50)	$(4.89)	$(132.49)
Weighted-average common stock outstanding, basic and diluted	9,370,136	345,657	5,848,903	242,504

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(10,021)	$(7,904)	$(29,017)	$(32,592)
Other comprehensive loss	(164)	(83)	(40)	(132)
Net comprehensive loss	$(10,185)	$(7,987)	$(29,057)	$(32,724)
Common stockholders:
Net loss attributable to common stockholders	$(9,854)	$(7,778)	$(28,572)	$(32,130)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(145)	(73)	(35)	(116)
Net comprehensive loss attributable to common stockholders	$(9,999)	$(7,851)	$(28,607)	$(32,246)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(167)	$(126)	$(445)	$(462)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(19)	(10)	(5)	(16)
Net comprehensive loss attributable to noncontrolling interests	$(186)	$(136)	$(450)	$(478)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	—	$—	7,827,609	$—	9	$—	$344,155	$(328)	$(326,707)	$(542)	$16,578
Common shares issued in At The Market offering, net of $18 offering costs	—	—	—	—	—	—	—	—	1,914,242	1	—	—	3,750	—	—	—	3,751
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	655,000	—	—	—	2,649	—	—	—	2,649
RSUs issued	—	—	—	—	—	—	—	—	24,113	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	227	—	—	—	227
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)	(9,854)	—	(10,021)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(145)	(164)
Balances as of September 30, 2024	99	$2,485	—	$—	—	$—	—	$—	10,420,964	$1	9	$—	$350,859	$(514)	$(336,561)	$(687)	$13,098

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of June 30, 2023	—	$—	137	$—	105	$—	—	$—	318,620	$—	9	$—	$297,662	$192	$(291,301)	$(723)	$5,830
Preferred shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	118	—	—	—	—	—	1,443	—	—	—	1,443
Common shares issued in At The Market offering, net of $65 offering costs	—	—	—	—	—	—	—	—	74,120	—	—	—	1,428	—	—	—	1,428
Common shares issued to Streeterville from conversion of Series H Preferred Stock	—	—	—	—	(25)	—	—	—	20,833	—	—	—	—	—	—	—	—
RSUs issued	—	—	—	—	—	—	—	—	22	—	—	—	—	—	—	—	—
Warrants issued to Irving through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	61	—	—	—	61
Warrants issued to Streeterville through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Warrants issued to Iliad through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(126)	(7,778)	—	(7,904)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	—	(73)	(83)
Balances as of September 30, 2023	—	$—	137	$—	80	$—	118	$—	413,595	$—	9	$—	$301,235	$56	$(299,079)	$(796)	$1,416

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2024	—	$—	122	$—	—	$—	56	$—	1,223,553	$—	9	$—	$313,861	$(64)	$(308,248)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $127	—	—	—	—	—	—	—	—	6,925,806	1	—	—	27,758	—	—	—	27,759
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	1,182,034	—	—	—	4,906	—	—	—	4,906
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from the conversion of warrants	—	—	—	—	—	—	—	—	313,958	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	—	—	305,556	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	—	—	277,778	—	—	—	1,150	—	—	—	1,150

Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	—	—	50,833	—	—	—	—	—	—	—	—
Common stock issued to third party for services	—	—	—	—			—	—	45,719	—	—	—	9	—	—	—	9
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	—	—	(56)	—	44,941	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	26,461	—	—	—	166	—	—	—	166
RSUs issued	—	—	—	—			—	—	24,325	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	—	1,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(445)	(28,572)	—	(29,017)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(35)	(40)
Balances as of September 30, 2024	99	$2,485	—	$—	—	$—	—	$—	10,420,964	$1	9	$—	$350,859	$(514)	$(336,561)	$(687)	$13,098

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	—	$—	—	$—	36,368	$—	9	$—	$266,969	$(699)	$(266,949)	$(680)	$(1,359)
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	—	—	137	—	—	—	—	—	—	—	—	—	611	—	—	—	611
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	73	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	32	—	118	—	—	—	—	—	2,202	—	—	—	2,202
Common stock issued in At the Market offering, net of issuance and offering costs of $177	—	—	—	—	—	—	—	—	298,845	—	—	—	20,846	—	—	—	20,846
Common stock issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	22,833	—	—	—	1,276	—	—	—	1,276
Common stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	34,311	—	—	—	2,022	—	—	—	2,022
Common shares issued to Streeterville from conversion of Series H Preferred Stock	—	—	—	—	(25)	—	—	—	20,833	—	—	—	—	—	—	—	—
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	—	—	219	—	—	—	9	—	—	—	9
Common stock issued to third party for services	—	—	—	—	—	—	—	—	164	—	—	—	166	—	—	—	166
RSUs issued	—	—	—	—	—	—	—	—	22	—	—	—	—	—	—	—	—
Additional investments from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	1,233	—	—	1,233
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Irving in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	—	—	1,934	—	—	—	1,934
Warrants issued to Iliad in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	—	—	535	—	—	—	535
Warrants issued to Irving through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	61	—	—	—	61
Warrants issued to Streeterville through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Warrants issued to Iliad through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,526	—	—	—	1,526
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(462)	(32,130)	—	(32,592)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	—	(116)	(132)
Balances as of September 30, 2023	—	$—	137	$—	80	$—	118	$—	413,595	$—	9	$—	$301,235	$56	$(299,079)	$(796)	$1,416

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net comprehensive loss	$(29,057)	$(32,724)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	6,920	3,365
Depreciation and amortization expenses	1,422	1,511
Stock-based compensation, vested and released restricted stock units, and exercised stock options	1,269	1,535
Amortization of operating lease - right-of-use-asset	343	286
Amortization of debt issuance costs, debt discount, and non-cash interest expense	274	11,496
Share in joint venture's loss	78	42
Shares issued in exchange for services	9	166
Gain on extinguishment of debt	(1,245)	(3,697)
Changes in assets and liabilities
Accounts receivable	718	205
Other receivable	160	417
Inventory	(485)	(1,355)
Prepaid expenses and other current assets	(1,703)	(2,620)
Other assets	(331)	(20)
Accounts payable	(423)	(670)
Accrued liabilities	65	(3,428)
Deferred revenue	765	—
Operating lease liability	(337)	(300)
Total cash used in operating activities	(21,558)	(25,791)
Cash flows from investing activity
Purchase of equipment	(16)	—
Total cash used in investing activity	(16)	—
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $127 and $177 in 2024 and 2023, respectively	27,759	20,847
Proceeds from issuance of common shares in exchange for License Agreement	1,150	—
Payment of Tempesta Note	(100)	(50)
Repayment of insurance financing	(437)	(293)
Investment from noncontrolling interest	—	1,227
Proceeds from issuance of warrants in PIPE financing	—	1,235
Proceeds from issuance of preferred stock in PIPE financing, net of issuance and offering costs of $12	—	611
Total cash provided by financing activities	28,372	23,577
Effects of foreign exchange rate changes on assets and liabilities	2	(29)
Net increase (decrease) in cash	6,800	(2,243)
Cash at beginning of the year	6,469	5,469
Cash at end of the year	$13,269	$3,226

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental schedule of cash flow information
Cash paid for interest	$14	$23
Supplemental schedule of non-cash financing and investing activities
Common stock issued to Iliad in exchange for notes payable and accrued interest	$4,906	$1,275
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$4,485	$1,730
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$1,999	$—
First Insurance Financing	$519	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$219	$30
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$166	$—
Umbrella Insurance Financing	$52	$93
Preferred stock issued to Irving in exchange of notes payable and accrued interest	$—	$2,201
Common stock issued to Irving in exchange of notes payable and accrued interest	$—	$2,022
Warrants issued to Irving in exchange of Standstill	$—	$1,934
Warrants issued to Iliad in exchange of Standstill	$—	$535
Warrants issued to Irving due to Royal Interest Global Amendment	$—	$60
Warrants issued to Streeterville due to Royal Interest Global Amendment	$—	$59
Warrants issued to Iliad due to Royal Interest Global Amendment	$—	$54

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $336.6 million as of September 30, 2024. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

There has been no material change to the Company's significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2023, which was filed to SEC on April 1, 2024, and amended on April 17, 2024.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, changes in convertible preferred stock and stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of September 30, 2024 and December 31, 2023. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), freestanding and hybrid instruments designated at fair value option (“FVO”), warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of September 30, 2024 and December 31, 2023.

Accounts Receivable, net

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses.

Upon adoption of ASU No. 2013-13 (“ASC 326”), the Company began utilizing a loss rate approach under the Current Expected Credit Losses (“CECL”) model to determine its lifetime expected credit losses on receivables from customers. This method calculates an estimate of credit losses based on historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic and business conditions that may affect a customer’s ability to pay. In determining the loss rates, the Company evaluates information related to its historical losses, adjusted for existing conditions, and further adjusted for the period of time that can reasonably be forecasted. The facts and circumstances as of the balance sheet date are used to adjust the estimate for periods beyond those that can reasonably be forecasted.

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of September 30, 2024 and December 31, 2023. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2024 and 2023, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer 1	35%	27%	33%	27%
Customer 2	55%	55%	51%	53%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	September 30,	December 31,
	2024	2023
Customer 1	43%	32%
Customer 2	42%	57%

The Company is subject to concentration risk from the single third-party contract manufacturer, Glenmark.

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

Other Global Events

Macroeconomic conditions worldwide are subject to constant change, influenced by several factors, including persistently high inflation, structural weaknesses in the labor market, low productivity growth, adverse weather conditions, and possible political unrest in certain regions. Despite these global economic challenges, no significant changes have occurred in the Company's operations.

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

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of September 30, 2024 and December 31, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or API provided by third-party processors, Probos and Corfasac, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of Crude Plant Latex (“CPL”), recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon, with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed Crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of September 30, 2024 and December 31, 2023. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

Prelaunch Inventory

The Company’s policy is to capitalize costs for prelaunch inventories within the drug development phase, which is evidence that the product’s reasonably likely critical attributes for success are present and feasible, and the key causes of failures are absent based on management’s assumptions. The costs that can be capitalized for pre-launch inventory are recorded as “Prepaid expenses and other current assets.”

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

None of the Company’s long-lived assets were deemed impaired as of September 30, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 80, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and nine months ended September 30, 2024 and 2023.

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

Contracts - Distributor

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributor, who then sell the products to the end customers. Since 2021, the Company has entered into one distribution agreements with established distributor to distribute the Company’s animal health products in the United States. The distribution agreement and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

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

Allocate transaction price

For contracts with distributor, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with Cardinal Health, a single performance obligation is satisfied at a point in time upon each contract's free on board (“FOB”) terms when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $3.0 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Net revenues from the sale of Mytesi were $8.0 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $49,000 and $24,000 for the three months ended September 30, 2024 and 2023, respectively, and Neonorm revenues of $4,000 and $7,000 for the three months ended September 30, 2024 and 2023, respectively.

The Company recognized Canalevia-CA1 products revenues of $115,000 and $91,000 for the nine months ended September 30, 2024 and 2023, respectively, and Neonorm revenues of $27,000 and $35,000 for the nine months ended September 30, 2024 and 2023, respectively. Revenues are recognized at a point in time upon shipment when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf, and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Effective April 20, 2021, the Company engaged another private company as an authorized specialty pharmacy provider of Mytesi. Under the Specialty Pharmacy Distribution and Services Agreement, the private company shall sell and dispense Mytesi directly ordered from the Company at the agreed price to patients within the territories identified in the agreement.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $3.0 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $8.0 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Contracts – License Agreement

Effective March 18, 2024, the Company engaged in a securities purchased agreement, supplemented by a binding term sheet, with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S. (“GEN”) (“Licensee”). The Company grants GEN a right to access its intellectual properties for the Company's FDA-approved prescription drug Crofelemer and commercialize Crofelemer finished product in licensed Eastern Europe territories for a consideration including license fees, royalties and product sales. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

Performance obligations

The Company identified two promises, namely (1) the grant of license to manufacture and commercialize pharmaceutical products that utilize Crofelemer (the “Licensing Transaction”) and (2) the supply of Crofelemer Active Pharmaceutical Ingredient (“API”). Licensee cannot benefit from the license alone without the API as the latter comes from a plant exclusive to the Company. No other entities can produce the API. Consequently, the grant of license and the supply API are not distinct, and accounted as a single performance obligation.

Transaction price

Transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. The transaction price in the contract with GEN includes both fixed and variable considerations.

For the Licensing Transaction, the fixed consideration is measured as the difference between the proceeds from the related share issuance and the fair value of the shares issued. The variable consideration, in the form of royalty, is based on a percentage of the Licensee's revenue from the sale of pharmaceutical products utilizing Crofelemer. For the supply of Crofelemer API, the variable consideration is determined using the expected value of a wide range of possible amounts.

Allocate transaction price

The entire transaction price is allocated to the single performance obligation contained in the contract.

Revenue recognition

The single performance obligation is satisfied over-time, throughout the five-year license period, based on the expiration dates of the licensed patents.

License Revenue

For the three and nine months ended September 30, 2024, license fees recognized from the contract with GEN amounted to $42,000 and $85,000, respectively. As of September 30, 2024, the total deferred revenue associated with this contract amounted to $765,000.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and nine months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024 and September 30, 2023, the Company has entered amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three and nine months ended September 30, 2024 and 2023.

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

The Company did not modify any equity-classified preferred stock for the three and nine months ended September 30, 2024 and 2023.

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

The Company uses its common stock's grant date fair market value to determine the grant date fair value of options granted to employees, non-employees, and directors. The Company measures and recognizes compensation expense for all stock options and RSUs granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company believes that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. The determination of the grant date fair value of options using an option pricing model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends.

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

The Company files a consolidated tax return for its related entities.

Foreign Currency Remeasurement and Translation

The functional currency of Napo Therapeutics is the Euro. The Company follows ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from remeasuring transactions and monetary accounts in a currency other than the functional currency are included in current earnings or losses.

For certain subsidiaries, translation adjustments result from translating the functional currency of subsidiary financial statements into the U.S. Dollar reporting currency. These translation adjustments are reported separately and accumulated in the unaudited condensed consolidated balance sheets as a component of accumulated other comprehensive gain or loss.

Comprehensive Loss

The Company follows ASC 220, Income Statement—Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

For the three months ended September 30, 2024 and 2023, the other comprehensive losses from translation adjustments were $164,000 and $83,000, respectively. For the nine months ended September 30, 2024 and 2023, the other comprehensive losses from translation adjustments were $40,000 and $132,000, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three and nine months ended September 30, 2023, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2024.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Segment Reporting

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

The ASU requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. For each interim period, the total of the reportable segments’ amount for the measures of profit or loss is to be reconciled to the public entity's consolidated income before income taxes and discontinued operations. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company early adopted the ASU on its interim period reporting as of and for the period ended September 30, 2024.

Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, titled “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This update simplifies the accounting for convertible instruments by removing the requirement to separate the debt and equity components of such instruments. This ASU has no impact in the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards. This update clarifies how companies account for profit interest and similar awards given to employees or non-employees, which helps determine whether such award fall under stock compensation or general compensation accounting standards. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods for entities other than public business entities. The Company has elected not to early adopt but will monitor the effects of the additional disclosures.

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This update outlines the recognition and initial measurement requirements for these joint ventures. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

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
•
Level 3 – Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$4,812	$4,812
Uptown	—	—	8,854	8,854
Streeterville 2	—	—	7,994	7,994
Streeterville Note	—	—	11,131	11,131
Total fair value	$—	$—	$32,791	$32,791

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,862	$6,862
Uptown	—	—	7,473	7,473
Streeterville 2	—	—	6,815	6,815
Streeterville Note	—	—	9,793	9,793
Total fair value	$—	$—	$30,943	$30,943

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2024
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793
Additions	—	—	—	—
Exchanges	(4,906)	—	(166)	—
Settlements	—	—	—	—
Change in fair value	2,856	1,381	1,345	1,338
Ending fair value of Level 3 liability	$4,812	$8,854	$7,994	$11,131

	Year Ended
	December 31, 2023
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$—	$7,839
Additions	6,580	7,478	6,154	—
Exchanges	(789)	(1,444)	—	—
Change in fair value	1,071	1,439	661	1,954
Ending fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of September 30, 2024, amounted to $7.8 million and $11.1 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of September 30, 2024, amounted to $20.2 million and $21.7 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs for hybrid instruments used derived as follows:

•
Discount rate which was determined using a comparison of various effective yields on bonds as of the valuation date
•
Market indications for vouchers, which affect the Return Bonus from the sale of Tropical Disease Priority Review Voucher (“TDPRV”)
•
Weighted probability of cash outflows which was estimated based on the entity's knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the notes

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the Streeterville Note:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	8.0%-26.09% (26.09%)	9.02%-24.59% (24.59%)

If the discount rate is adjusted to a total of additional 100 basis points (bps), the fair value would have decreased by $427,000.

If the discount rate is adjusted to a total deduction of 100 bps, the fair value would have increased by $427,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management were considered the highest amount of market indications for vouchers, FV would have decreased by $1.53 million.

If expected cash flows by Management were considered the lowest amount of market indications for vouchers, FV would have increased by $11.87 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-14.25%	0.10%-73.27%

If expected cash flows by management were considered the scenario with the least indicated value, FV would have decreased by $6.39 million.

If expected cash flows by Management considered the scenario with the most significant amount of indicated value, FV would have increased by $0.01 million.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	8.0%-26.09% (26.09%)	9.02%-26.59% (26.59%)

If the discount rate is adjusted to a total of an additional 100 basis points (bps), the fair value would have decreased by $419,000.

If the discount rate is adjusted to a total deduction of 100 bps, the fair value would have increased by $429,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At September 30, 2024
Iliad	$4,812	$2,243	$6,787	$(4,218)
Uptown	8,854	7,994	5,011	(4,151)
Streeterville 2	7,994	10,094	2,910	(5,010)
Streeterville Note	11,131	6,000	760	4,371

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2023
Iliad	$6,862	$7,292	$3,621	$(4,051)
Uptown	7,473	7,994	4,058	(4,579)
Streeterville 2	6,815	10,273	950	(4,408)
Streeterville Note	9,793	6,000	546	3,247

4. Balance Sheet Components

Inventory

Inventory at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Raw material	$1,900	$2,057
Work in process	7,009	6,517
Finished goods	765	615
Inventory	$9,674	$9,189

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $3.7 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively, are included in the prepaid expenses and other current assets account. The Company’s proof‑of‑concept (“POC”) data is expected to be completed by the end of 2024. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment, net at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	23	7
Total property and equipment at cost	977	961
Accumulated depreciation	(501)	(465)
Property and equipment, net	$476	$496

Depreciation and amortization expenses were $12,000 and $36,000 for the three and nine months ended September 30, 2024, respectively.

Depreciation and amortization expenses were $15,000 and $46,000 for the three and nine months ended September 30, 2023, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(11,944)	(10,694)
Developed technology, net	13,056	14,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	301	300
Accumulated trademark amortization	(143)	(128)
Trademarks, net	158	172
Internal use software costs - registry	1,237	1,236
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(477)	(370)
Internal use software costs - registry, net	389	495
Patents	361	361
Accumulated patents amortization	(32)	(18)
Patents, net	329	343
License	215	—
Accumulated license amortization	—	—
License, net	215	—
Total intangible assets, net	$18,947	$20,116

Amortization expense of finite-lived intangible assets was $461,000 and $1.4 million for the three and nine months ended September 30, 2024, respectively. Amortization expense of finite-lived intangible assets was $489,000 and $1.5 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2024:

(in thousands)	Amounts
Remainder of 2024	$450
2025	1,798
2026	1,798
2027	1,798
2028	1,798
Thereafter	6,505
$14,147

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended September 30, 2024 and 2023, the Company paid its directors approximately $103,000 and $68,000 in cash compensation, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid its directors approximately $321,000 and $204,000 in cash compensation, respectively.

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

The base rent under the lease office was $42,000 monthly for the first 12 months, $43,000 monthly for the next 12 months, and $45,000 for the last twelve months. The lease agreement only contained one lease component, which is the lease of the office space. Non-lease components such as payment of building operating costs and share in real property taxes were accounted for separately and were not considered as part of the total lease payments. The lease was classified as an operating lease.

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

The table below provides additional details of the office space and vehicle leases presented in the unaudited condensed consolidated balance sheet as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	921	982
Operating lease - right-of-use asset - vehicles	136	194
Total	$1,057	$1,176

Weighted-average remaining life (years)	4.10	4.76
Weighted-average discount rate	20.03%	21.34%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, were approximately $296,000 and $648,000, respectively. Lease cost included in general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2023, was approximately $240,000 and $614,000, respectively

For the nine months ended September 30, 2024 and 2023, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $337,000 and $300,000, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2024 and 2023, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $219,000 and $30,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
2024	$529	$562
2025	314	346
2026	233	266
2027	238	233
2028	245	240
2029	231	247
2030	—	168
Total undiscounted operating lease payments	1,790	2,062
Imputed interest expenses	(668)	(828)
Total operating lease liability	1,122	1,234
Less: Operating lease liability, current	368	348
Operating lease liability, net of current portion	$754	$886

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of September 30, 2024, the remaining commitment is 250 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the nine months ended September 30, 2024 and 2023, the Company paid Integrium $505,000 and $1.2 million, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the nine months ended September 30, 2024 and 2023, the Company paid Glenmark $1.0 million and $1.9 million, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the nine months ended September 30, 2024, of Magdalena is as follows:

Nine Months Ended
September 30,
2024
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(196)
Loss before income tax	(196)
Income tax expense	—
Net loss	$(196)
Net loss attributable to the Company	$(78)

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., ("Gen") pursuant to which the Company issued 277,778 shares of the Company’s common stock at $0.12 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug Crofelemer with purchasers in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the nine months ended September 30, 2024, the Company recognized $85,000 related to the license granted.

April 2024 Agreement for Gelclair

On April 12, 2024, the Company entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market for Venture Life's

510(k) cleared oral mucositis prescription product, Gelclair for the U.S. market. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the U.S. market. The agreement will automatically be renewed for an additional five-year term, totaling ten years, if the Company meets all Minimum Purchase Obligations (“MPOs”) and minimum net sales obligations.

The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding value-added-tax) to Venture Life. Additionally, the Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term. The non-refundable license fee has been capitalized as License under Intangible Assets, while the running royalty will be recognized as royalty expense.

The Company commenced the commercial launch of Gelclair in October 2024. Consequently, no amortization expense and royalty expense were recognized for the nine months ended September 30, 2024.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed consolidated balance sheets as of September 30, 2024, as the Company could not predict the ultimate outcome of these matters or reasonably estimate the potential exposure.

7. Debt

Notes payable at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$32,791	$30,943
Insurance Financing	306	172
Tempesta Note	50	150
Royalty Interest*	—	5,635
Total	33,147	36,900
Less: Unamortized discount and debt issuance costs	—	(1,040)
Note payable, net of discount	$33,147	$35,860
Notes payable - non-current, net	$21,660	$30,993
Notes payable - current, net	$11,487	$4,867

Weighted average interest rate on short-term borrowings	8.23%	5.04%

*Notes with royalty interest not designated at FVO.

The Company paid $14,000 and $23,000 in interest on its debt for the nine months ended September 30, 2024 and 2023, respectively.

All notes payable not designated at FVO are expected to mature in 2026. Future maturities are based on contractual minimum payments. The timing of maturities may fluctuate based on future revenue.

Sale of Future Royalty Interest

October 2020 Purchase Agreement

On October 8, 2020, the Company entered into a royalty interest purchase agreement (the “October 2020 Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold to Iliad a royalty interest entitling Iliad to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million.

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

The company entered into several exchange agreements from April 13, 2021, to March 9, 2022, whereby the Company agreed to partition $8.0 million from the original outstanding balance of the royalty interest and exchange for a total of 1,910 shares of the Company’s common stock. The period between the first and last exchanges from February 11, 2022 to March 9, 2022, occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange were used in applying the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to its existing royalty interests, including the Royalty Interest in the original principal amount of $12.0 million under the October 2020 Royalty Interest. The amendment grants the Company, at its sole discretion, the right to exchange from time to time, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, on which the Company will not have such right and issue any common stock to investors if such limitations were not followed.

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from May 13, 2022, to November 18, 2022, whereby the Company agreed to partition $1.9 million from the outstanding balance of the royalty interest and exchange for a total of 2,002 shares of the Company’s common stock. These exchange agreements were individually assessed and accounted for as debt modification.

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

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 455,000 shares of the Company's common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 200,000 shares of the Company's common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On September 30, 2024 and December 31, 2023, the fair value of Iliad's royalty interests was determined to be $4.8 million and $6.9 million. For the three and nine months ended September 30, 2024, the net change in the fair value of Iliad's royalty interests was $1.3 million and $2.9 million, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

On May 8, 2023, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1.1 million from the outstanding balance of the royalty interest and exchange for 31,811 shares of the Company’s common stock.

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

On September 30, 2024 and December 31, 2023, the fair value of Uptown's royalty interests was determined to be $8.9 million and $7.5 million. For the three and nine months ended September 30, 2024, the net change in the fair value of Uptown's royalty interests was $619,000 and $1.4 million, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from August 17, 2022, to September 30, 2022, whereby the Company agreed to partition $5.4 million from the outstanding balance of the royalty interest and exchange for a total of 5,170 shares of the Company’s common stock with a par value of $0.0001 in accordance with the term of the Royalty Interest Exchange Agreement. These exchange agreements were collectively assessed and accounted for as debt modification.

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

Interest expenses were $0 and $448,000 for the three and nine months ended September 30, 2024, respectively. Interest expenses for the three and nine months ended September 30, 2023, were, $531,000 and $1.5 million, respectively. As of September 30, 2024, and December 31, 2023, the carrying value of the debt was $0 and $4.6 million, respectively.

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

On September 30, 2024 and December 31, 2023, the fair value of Streeterville's royalty interests was determined to be $8.0 million and $6.8 million, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value of Streeterville's royalty interests was $555,000 and $1.3 million, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of September 30, 2024, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of September 30, 2024, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2024, no default has occurred.

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

On September 30, 2024 and December 31, 2023, the fair value of the Streeterville note was determined to be $11.1 million and $9.8 million, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value of the Streeterville note was $593,000 and $1.3 million, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expenses for the three and nine months ended September 30, 2024, were zero and $7,000, respectively. Interest expenses for the three and nine months ended September 30, 2023, were $7,000 and $9,000, respectively. The financing balance was zero and $172,000 as of September 30, 2024 and December 31, 2023, respectively.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2024, was $1,000 and $2,000, respectively. The financing balance was $21,000 as of September 30, 2024.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2024, was $7,000, and $10,000, respectively. The financing balance was $285,000 as of September 30, 2024.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 222 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expense for the three and nine months ended September 30, 2024, was $1,000 and $2,000, respectively. Interest expenses for the three and nine months ended September 30, 2023, were $1,000 and $4,000, respectively. At September 30, 2024 and December 31, 2023, the net carrying value of the note was $50,000 and $150,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(unaudited)
Warrants outstanding, beginning balance	201,830	125
Issuances	—	201,705
Exercises	(125,632)	—
Expirations and cancelations	(69)	—
Warrants outstanding, ending balance	76,129	201,830

As of September 30, 2024 and 2023, the Company’s outstanding warrants have an exercise price ranging from $22 to $25,000 per common stock and generally expires prior to December 31, 2024.

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

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 28,533 shares of the Company's common stock, and (ii) Uptown warrants to purchase up to 35,089 shares of the Company's common stock, at an exercise price of $28.8 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of September 30, 2024, 63,622 shares of the Company's common stock are still exercisable and outstanding.

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

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of September 30, 2024, 12,500 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $22.2 per share, stock price of $15.6 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

9. Preferred Stock

As at September 30, 2024 and December 31, 2023, preferred stock consisted of the following:

September 30, 2024
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

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of September 30, 2024 and December 31, 2023, with a total of 7,535,013 shares and 7,534,834 shares designated to specific Series as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had 99 and zero shares of Series J preferred stock outstanding, respectively.

11. Stockholders' Equity

As of September 30, 2024 and December 31, 2023, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	384	26,357
Inducement options issued and outstanding	20	1,534
Options available for grant under stock option plans	1,367,231	120,033
Restricted stock unit awards issued and outstanding	20,852	47,998
Warrants issued and outstanding	76,129	7,505
Total	1,464,616	203,427

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

At a special meeting of stockholders of Jaguar Health, Inc. held on September 30, 2022 to effect an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share (the “Common Stock”), from 150,000,000 to 298,000,000 shares of Common Stock (the “Authorized Share Increase”) on September 30, 2022.

The Company is now authorized to issue a total number of 358,000,000 shares of stock, of which 298,000,000 shares are common stock, 50,000,000 shares are non-voting common stock, and 10,000,000 shares are preferred stock.

Reverse Stock Split

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

On July 17, 2024, the Company entered into an amendment to the December 2021 ATM Agreement with Ladenburg and Lucid Capital Markets, LLC (“Lucid”). Pursuant to the July 17, 2024 amendment, Lucid was added as a party and manager under the agreement, effective beginning July 17, 2024 and ending on September 30, 2024, unless extended by the parties to the agreement. If not amended or extended prior to September 30, 2024, then after such date Ladenburg will be the sole manager, and Lucid will no longer be a manager under the agreement. The agreement was not amended nor extended as of September 30, 2024.

During the nine months ended September 30, 2024, the Company issued an aggregate of 6,925,806 shares under the ATM Agreement for total net proceeds of $27.8 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and nine months ended September 30, 2024, noncontrolling interest decreased by $186,000 and $450,000, respectively. During the three and nine months ended September 30, 2023, noncontrolling interest decreased by $136,000 and increased by $755,000, respectively.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were zero shares outstanding as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, 384 options were outstanding, and 867,251 options were available for grant. As of December 31, 2023, 385 options were outstanding, and 2,155 options were available for grant.

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

On May 15, 2023, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 499,171 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 971,833 shares to 1,471,004 shares.

On August 13, 2024, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 493,017 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 1,471,004 shares to 1,964,021 shares.

As of September 30, 2024, 20 options were outstanding, and 499,980 options were available for grant. As of December 31, 2023, 20 options were outstanding, and 8,308 options were available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the nine months ended September 30, 2024, and the year ended December 31, 2023:

				Weighted	Weighted Average
	Shares	Stock		Average	Remaining	Aggregate
	Available	Options	RSUs	Stock Option	Contractual Life	Intrinsic
(in thousands, except share and per share data)	for Grant	Outstanding	Outstanding	Exercise Price	(Years)	Value*
Outstanding at January 1, 2023	2,045	454	557	$35,564.08	7.19	$—
Additional shares authorized	52,772	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	49	(49)	—	19,668.87	—	—
RSUs granted	(44,853)	—	44,853	—	—	—
RSUs vested and released	363	—	(363)	—	—	—
RSUs cancelled	87	—	(87)	—	—	—
Outstanding at December 31, 2023	10,463	405	44,960	$35,738.63	6.21	$—
Additional shares authorized	1,332,659	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	1	(1)	—	23,355.00	—	—
RSUs granted	(1,111)	—	1,111	—	—	—
RSUs exercised	25,076	—	(25,076)	—	—	—
RSUs cancelled	143	—	(143)	—	—	—
Outstanding at September 30, 2024	1,367,231	404	20,852	$21,057.18	5.63	$—
Exercisable at September 30, 2024		404		$21,057.18	5.63	$—
Vested and expected to vest at September 30, 2024		404		$21,057.18	5.63	$—

* The fair market value of Jaguar stock on September 30, 2024, was $1.36 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the nine months ended September 30, 2024, and the year ended December 31, 2023, were zero.

The weighted average grant date fair value of stock options granted was zero dollar per share during the nine months ended September 30, 2024, for the year ended December 31, 2023.

The number of options that were vested for the nine months ended September 30, 2024, and for the year ended December 31, 2023, was 8 and 25, respectively. The grant date weighted average fair value of options that were vested for the nine months ended September 30, 2024 and for the year ended December 31, 2023, was $20,069 and $16,417, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three and nine months ended September 30, 2024 and 2023, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Research and development expense	$97	$272	$562	$756
Sales and marketing expense	32	40	104	175
General and administrative expense	181	225	608	604
Total	$310	$537	$1,274	$1,535

As of September 30, 2024, the Company had zero unrecognized stock-based compensation expense for options, inducement options, and RSUs outstanding.

No range of assumptions was set forth and used in calculating the fair value of options granted during the nine months ended September 30, 2024 and 2023, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through September 30, 2024.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(9,854)	$(7,778)	$(28,572)	$(32,130)
Shares used to compute net loss per common stock, basic and diluted	9,370,136	345,657	5,848,903	242,504
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(22.50)	$(4.89)	$(132.49)

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

The following are the other common stock equivalents of the Company for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	September 30,	December 31,
	2024	2023
	(unaudited)
Options issued and outstanding	384	26,357
Inducement options issued and outstanding	20	1,534
Restricted stock units issued and outstanding	20,852	47,998
Warrants issued and outstanding	76,129	7,505
Total	97,385	83,394

As of November 13, 2024, 1,434,368 shares of common stock were issued after September 30, 2024, the balance sheet date.

14. Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing human products and the ongoing commercialization of Mytesi, which the U.S. FDA approves for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. The Company has not disclosed revenue by geographic location as its revenues are distributed across multiple regions without significant concentration in any single area.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies (Note 2). The Company’s CODM is the chief financial officer. The CODM primarily utilizes segment's net comprehensive profit or loss as the key indicator in assessing the segment's performance and allocating resources.

The Company's reportable segments net revenues and net loss for the three and nine months ended September 30, 2024 and 2023, consisted of the following:

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$7,954	$226	$8,180	$7,335	$126	$7,461
Less: Segment expenses
Cost of revenue	1,356	42	1,398	1,306	44	1,350
Research and development	10,000	2,011	12,011	13,052	2,074	15,126
Sales and marketing	4,768	209	4,977	4,697	232	4,929
General and administrative	6,700	7,222	13,922	6,809	7,397	14,206
Interest	87	338	425	25	6,132	6,157
Other segment items*	354	5,697	6,051	168	(373)	(205)
Segment expenses	23,265	15,519	38,784	26,057	15,506	41,563
Segment net comprehensive loss	$(15,311)	$(15,293)	$(30,604)	$(18,722)	$(15,380)	$(34,102)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,547			1,378
Consolidated net comprehensive loss			$(29,057)			$(32,724)

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$3,014	$94	$3,108	$2,782	$31	$2,813
Less: Segment expenses
Cost of revenue	527	14	541	501	13	514
Research and development	3,599	446	4,045	5,436	641	6,077
Sales and marketing	1,946	64	2,010	1,401	71	1,472
General and administrative	2,288	1,983	4,271	1,997	2,013	4,010
Interest	32	(163)	(131)	24	500	524
Other segment items*	117	3,141	3,258	118	(1,448)	(1,330)
Segment expenses	8,509	5,485	13,994	9,477	1,790	11,267
Segment net comprehensive loss	$(5,495)	$(5,391)	$(10,886)	$(6,695)	$(1,759)	$(8,454)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			701			467
Consolidated net comprehensive loss			$(10,185)			$(7,987)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Segment assets
Human Health	$44,193	$42,289
Animal Health	174,466	153,190
Total	$218,659	$195,479

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Total assets for reportable segments	$218,659	$195,479
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(130,961)	(115,484)
Consolidated Totals	$58,466	$50,763

15. Subsequent Events

December 2021 ATM Agreement

From October 1, 2024 to November 13, 2024, the Company issued an aggregate of 1,434,368 shares of common stock under the December 2021 ATM Agreement for total net proceeds of $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10‑K as of and for the year ended December 31, 2023 which was filed to the SEC on April 1, 2024 and amended on April 17, 2024.

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescriptions from plants for essential supportive care and management of neglected GI symptoms across multiple complicated disease states. Our crofelemer drug product candidate is the subject of the OnTarget study, a recently completed pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. The recently completed analysis of the prespecified subgroup of adult patients with breast cancer from OnTarget indicates that crofelemer achieved statistical significance in this subgroup. Patients with breast cancer accounted for nearly 180 of the 287 participants in this unprecedented prophylactic clinical trial in adult patients with solid tumors receiving targeted therapy with or without standard chemotherapy. This data in breast cancer patients has been submitted to a relevant oncology conference by the study's primary investigators, and a full study report for the breast cancer results is expected to be submitted to a peer-reviewed journal. Additional analyses of OnTarget prespecified subgroups are ongoing, and we believe data from additional analyses may result in future submissions to peer-reviewed forums. As announced, the initial top line results from the OnTarget study showed that the multicenter, double-blind, placebo-controlled pivotal clinical trial did not meet its primary estimand for the prespecified analysis of all tumor types. The subgroup analysis in adult breast cancer patients demonstrates that crofelemer provides clinically meaningful improvement in this patient population, and suggests that crofelemer has the potential to help breast cancer patients to better adhere to their cancer therapies. The subgroup analyses also show that crofelemer provides clinically meaningful improvement in the prespecified subgroup of lung cancer patients.

As part of our strategy to expand our commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market, for Venture Life's 510(k) cleared oral mucositis prescription product, Gelclair, for the U.S. market. Gelclair is a 510(k) cleared prescription product and can be commercialized without any clinical development costs for Jaguar. We initiated the commercial launch in October 2024 for Gelclair. Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a protective gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies, including oral mucositis/stomatitis. Unlike other products for oral mucositis, it is not a numbing agent and does not sting the mouth.

Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy, in 2021, focusing on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”) an ultrarare congenital diarrheal disorders ("CDD"). Jaguar Animal Health is a tradename of Jaguar Health. Magdalena Biosciences Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health conditions.

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

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for SBS by the EMA in December 2021 and by the FDA in August 2017. In August 2023, Napo’s Investigational New Drug (“IND”) application was activated by the FDA for a new crofelemer powder for oral solution formulation for treating MVID. Our global MVID phase 2 trial for Jaguar is being conducted under this IND. The global phase 2 trial of crofelemer in adults with SBS with intestinal failure is taking place under a Clinical Trial Application (CTA) approved by European health authorities. These phase 2 studies are planned to initiate in the fourth quarter of 2024. We expect that enrollment will continue in 2025 for each of these phase 2 trials, with data expected in the beginning of 2026 for both trials. Additionally, Jaguar is supporting independent investigator-initiated proof-of-concept (“POC”) studies of crofelemer for the rare disease indications of SBS with intestinal failure and MVID, focused on obtaining POC data showing reduction of requirements of parenteral support, including parenteral nutrition and IV fluids. In accordance with the guidelines of specific European Union countries, publications of data from POC trials and Phase 2 trials could support participation in early patient access programs for crofelemer for SBS or MVID, especially for patients with intestinal failure requiring parenteral support. Participation in early access programs, which do not exist in the United States, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs.

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

Most of the activities of the Company are focused on the development and commercialization of Mytesi, the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy, the ongoing commercial launch of Gelclair, and our prioritized clinical program centered around investigator-initiated POC trials of crofelemer for SBS and CDD.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $29.0 million and $32.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had a total stockholders' equity of $13.1 million, an accumulated deficit of $336.6 million, and cash of $13.3 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program or the three and nine months ended September 30, 2024 amounted to $109,000 and $218,000, respectively.

Revenues

Our product and license revenue consists of the following:

•
Revenues from the sale of our human drug Mytesi are sold through distributors, wholesalers, and specialty pharmacies.
•
Revenues from the sale of our animal products branded as Canalevia-CA1, Neonorm Calf, and Neonorm Foal. Our Canalevia-CA1, Neonorm, and botanical extract products are primarily sold to distributors, who then sell the products to the end customers.
•
Revenues from the license agreement made with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., ("Gen") ("Licensee") from which all finished Mytesi are sold in the licensed territory.
•
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

As of September 30, 2024, the Company has incurred approximately $4.8 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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
•
potential changes in government regulations and;
•
the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a prescription drug product candidate or non-prescription product could mean a significant change in the costs and timing associated with our development activities.

We expect research and development expenses to decrease with the Phase 3 OnTarget Trial completion in the first half of 2025; though we expect start-up costs associated with our clinical trials for other indications.

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of September 30, 2024, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and GelClair. We do not have significant marketing or promotional expenses related to Canalevia and Neonorm Calf or Neonorm Foal for the nine months ended September 30, 2024 and 2023.

We expect sales and marketing expenses to increase going forward as we focus on expanding our market access activities and commercial partnerships to develop follow-on indications of Mytesi, GelClair and crofelemer.

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

Potential Material Effects of Trends, Events, and Uncertainties

Inflation Reduction Act

The Inflation Reduction Act, effective January 1, 2023, introduces several provisions that may impact the Company's operations and financial results. While the full effects of the Act on future results are uncertain, management acknowledges potential changes in market conditions, tax incentives, and regulatory requirements that could arise as a result of this legislation. Management is currently unable to predict the likelihood or timing of these changes and their specific implications for the Company’s financial performance. The pharmaceutical industry may face impacts from new pricing regulations and changes in tax incentives for research and development.

Management will continue to monitor developments closely and assess any potential impacts. However, at this time, it is not possible to determine a range of likely effects on future results. Should circumstances warrant, the Company will disclose any material impacts as they become known.

Lease Commitments

The Company's lease obligations constitute a significant portion of its operating expenses and are anticipated to affect future cash flows. As of September 30, 2024, the Company has committed to multiple lease agreements, including a primary office lease in San Francisco that commenced on September 1, 2021, and extends until February 28, 2025. This lease includes a structured rent increase, beginning at $42,000 per month and escalating to $45,000 by the final year.

Additionally, the Company has entered into a lease for Suite 400, which commenced on September 1, 2023, and extends through August 31, 2030, with initial monthly rent set at $18,000. The lease agreements also incorporate provisions for periodic rent increases tied to inflation, which may introduce variability in future cash flows.

Given these escalating lease commitments, particularly the planned increases in base rent and the uncertainties surrounding the potential exercise of extension options, the Company is focused on maintaining effective liquidity management strategies to address potential cash flow impacts. Moreover, fluctuations in occupancy rates or operational changes may affect the utilization of leased spaces, thereby influencing amortization expenses associated with right-of-use assets.

The Company regularly evaluates its lease portfolio and market conditions to make informed decisions regarding future lease renewals or new lease agreements. Effective management of these lease liabilities will be essential for ensuring operational flexibility and financial stability in the upcoming years.

Results of Operations

Comparison for the nine months ended September 30, 2024 and 2023

The following table summarizes the Company’s operations results for the items outlined in the table for the nine months ended September 30, 2024 and 2023, together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Product revenue, net	$8,095	$7,461	$634	8.5%
License revenue	85	—	85	—%
Total revenue	8,180	7,461	719	9.6%
Operating expenses
Cost of product revenue	1,398	1,350	48	3.6%
Research and development	12,008	15,133	(3,125)	(20.7)%
Sales and marketing	4,977	4,929	48	1.0%
General and administrative	12,471	12,783	(312)	(2.4)%
Total operating expenses	30,854	34,195	(3,341)	(9.8)%
Loss from operations	(22,674)	(26,734)	4,060	(15.2)%
Interest income (expense)	(341)	(6,134)	5,793	(94.4)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(6,920)	(3,365)	(3,555)	105.6%
Gain on extinguishment of debt	1,245	3,697	(2,452)	(66.3)%
Other income (expense)	(327)	(56)	(271)	483.9%
Loss before income tax expense	(29,017)	(32,592)	3,575	(11.0)%
Income tax expense	—	—	—	—%
Net loss	$(29,017)	$(32,592)	$3,575	(11.0)%
Net loss attributable to noncontrolling interest	$(445)	$(462)	$17	(3.7)%
Net loss attributable to common stockholders	$(28,572)	$(32,130)	$3,558	(11.1)%

Revenue

Product revenue

Sales discounts were $838,000 and $811,000 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $27,000, relative to the increase in sales volume.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.9 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $435,000, relative to the increase sales volume.

License revenue

License revenues increased by $85,000 from $0 for the nine months ended September 30, 2023, to $85,000 in the same period in 2024, due to license agreement entered by the Company with Gen on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of 5 years.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$10,841	$9,871	$970	9.8%
Canalevia	115	91	24	26.4%
Neonorm	27	35	(8)	(22.9)%
Total gross product sales	10,983	9,997	986	9.9%
Medicaid rebates	(1,889)	(1,454)	(435)	29.9%
Sales discounts	(838)	(811)	(27)	3.3%
Sales returns	(161)	(271)	110	(40.6)%
Net product sales	$8,095	$7,461	$634	8.5%

Our gross product revenues were $11.0 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $1.0 million for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to the increase in the volume of sales of Mytesi and Canalevia, an increase of $970,000 and $24,000, respectively. The Company launched Gelclair during the quarter. However, revenue recognition will commence in the following quarters, in alignment with the timing of product sales and revenue recognition principles.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$633	$794	$(161)	(20.3)%
Material cost	583	638	(55)	(8.6)%
Distribution fees	137	(17)	154	(905.9)%
Royalties	—	26	(26)	(100.0)%
Other	45	(91)	136	(149.5)%
Total	$1,398	$1,350	$48	3.6%

The increase in cost of product revenue of $48,000 for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to:

•
Direct labor decreased by $161,000 from $794,000 for the nine months ended September 30, 2023, to $633,000 in the same period in 2024, due to decrease in resources spent in testing and manufacturing of inventory.
•
Distribution fees increased by $154,000 from negative $17,000 for the nine months ended September 30, 2023, to $137,000 in the same period in 2024, due to the third party changes related to the sample program of expired inventory.
•
Other costs increased by $136,000 from negative $91,000 for the nine months ended September 30, 2023, to $45,000 in the same period in 2024 due to increase in cost incurred for maintenance related to API.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2024 and 2023 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$4,778	$6,678	$(1,900)	(28.5)%
Personnel and related benefits	4,661	4,450	211	4.7%
Stock-based compensation	562	756	(194)	(25.7)%
Materials expense and tree planting	255	276	(21)	(7.6)%
Travel and other expenses	133	273	(140)	(51.3)%
Other	1,619	2,700	(1,081)	(40.0)%
Total	$12,008	$15,133	$(3,125)	(20.7)%

The decrease in R&D expense of $3.1 million for the nine months ended September 30, 2024, compared to the same period in 2023 was largely due to:

•
Clinical and contract manufacturing decreased by $1.9 million from $6.7 million for the nine months ended September 30, 2023 to $4.8 million in the same period in 2024 as the Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Personnel and related benefits increased by $211,000 from $4.5 million for the nine months ended September 30, 2023, to $4.7 million in the same period in 2024 due to new internship program and employee promotions, increasing payroll and benefits expenses.
•
Stock-based compensation decreased by $194,000 from $756,000 for the nine months ended September 30, 2023, to $562,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, no significant equity grants, except for new hires.
•
Travel, and other expenses decreased by $140,000 from $273,000 for nine months ended September 30, 2023, to $133,000 in the same period in 2024 primarily due to reduced travel activities associated with CTD as the trial came a close.
•
Other expenses consisting of consulting, formulation and regulatory fees decreased by $1.7 million from $2.7 million for the nine months ended September 30, 2023 to $1.6 million in the same period in 2024, largely from the close-out of the CTD trial and mostly focused on statistical analyses of the CTD endpoints.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2024 and 2023 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$2,321	$2,297	$24	1.0%
Direct marketing fees and expense	949	1,480	(531)	(35.9)%
Stock-based compensation	104	175	(71)	(40.6)%
Other	1,603	977	626	64.1%
Total	$4,977	$4,929	$48	1.0%

The increase in S&M expense of $48,000 for the nine months ended September 30, 2024, compared to the same period in 2023 was largely due to:

•
Direct marketing fees and expenses decreased by $531,000 from $1.5 million for the nine months ended September 30, 2023, to $949,000 in the same period in 2024 due to reduced patient access programs and other Mytesi marketing initiatives.
•
Stock-based compensation decreased by $71,000 from $175,000 for the nine months ended September 30, 2023, to $104,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, no significant equity grants, except for new hires.
•
Other expenses consisting of third-party fees and travel expenses increased by $626,000 from $977,000 for the nine months ended September 30, 2023, to $1.6 million in the same period in 2024 due to expanded market access activities and commercial partnerships for GelClair and Mytesi.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the nine months ended September 30, 2024 and 2023 together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$3,301	$3,464	$(163)	(4.7)%
Legal services	1,591	1,658	(67)	(4.0)%
Public company expense	1,354	1,347	7	0.5%
Third-party consulting services	1,019	501	518	103.4%
Audit, tax and accounting services	667	1,087	(420)	(38.6)%
Lease expense	648	614	34	5.5%
Stock-based compensation	608	604	4	0.7%
Travel and other expenses	380	323	57	17.6%
Other	2,903	3,185	(282)	(8.9)%
Total	$12,471	$12,783	$(312)	(2.4)%

The decrease in G&A expenses of $312,000 for the nine months ended September 30, 2024, compared to the same period in 2023 was largely due to:

•
Personnel and related benefits decreased by $163,000 from $3.5 million for the nine months ended September 30, 2023, to $3.3 million in the same period in 2024 due to reduction in headcount within the Finance and General Administration departments.
•
Third-party consulting services increased by $518,000 from $501,000 for the nine months ended September 30, 2023, to $1.0 million in the same period in 2024 due to an increase in business development activities and complex accounting subjected for consultation.
•
Audit, tax and consulting services decreased by $420,000 from $1.1 million for the nine months ended September 30, 2023, to $667,000 in the same period in 2024, primarily due to a reduction in the scope of audits conducted for Napo Thera.
•
Travel and other expenses increased by $57,000 from $323,000 for the nine months ended September 30, 2023, to $380,000 in the same period in 2024, more travel activity by the CEO to attract potential investors to the Company.
•
Other expenses decreased by $282,000 from $3.2 million for the nine months ended September 30, 2023, to $2.9 million in the same period in 2024 primarily due to lower licenses and finance fees.

Interest Expense

Interest expense decreased by $5.8 million from $6.1 million for the nine months ended September 30, 2023, to $341,000 in the same period in 2024, primarily due to changes in accounting of certain debt instruments to FVO. The lower interest expense was offset by a higher loss in change in fair value of freestanding and hybrid financial instruments designated at FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO decreased by 3.6 million, from a loss of $3.4 million in the nine months ended September 30, 2023, to a loss of $6.9 million in the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by $2.5 million from $3.7 million in the nine months ended September 30, 2023, to $1.2 million in the same period in 2024 primarily due to significant modifications of royalty interest agreements resulting to extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes the Company’s operations results to the items outlined in the table for the three months ended September 30, 2024 and 2023, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Product revenue	$3,066	$2,813	$253	9.0%
License revenue	42	—	42	100.0%
Total revenue	3,108	2,813	295	10.5%
Operating expenses
Cost of product revenue	541	514	27	5.3%
Research and development	4,043	6,081	(2,038)	(33.5)%
Sales and marketing	2,010	1,472	538	36.5%
General and administrative	3,776	3,533	243	6.9%
Total operating expenses	10,370	11,600	(1,230)	(10.6)%
Loss from operations	(7,262)	(8,787)	1,525	(17.4)%
Interest income (expense)	162	(500)	662	(132.4)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(3,089)	(2,244)	(845)	37.7%
Gain on extinguishment of debt	—	3,697	(3,697)	(100.0)%
Other income (expense)	168	(70)	238	(340.0)%
Loss before income tax expense	(10,021)	(7,904)	(2,117)	26.8%
Income tax expense	—	—	—	—%
Net loss	$(10,021)	$(7,904)	$(2,117)	26.8%
Net loss attributable to noncontrolling interest	$(167)	$(126)	$(41)	32.5%
Net loss attributable to common stockholders	$(9,854)	$(7,778)	$(2,076)	26.7%

Revenue

Product revenue

Sales discounts were $327,000 and $296,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $31,000.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $553,000 and $437,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $116,000.

License revenue

License revenues increased by $42,000 from $0 for the three months ended September 30, 2023, to $42,000 in the same period in 2024, due to license agreement entered by the Company with Gen on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of 5 years.

Gross product sales equal the number of bottles sold multiplied by WAC. Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales in the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$3,928	$3,662	$266	7.3%
Canalevia	49	24	25	104.2%
Neonorm	4	7	(3)	(42.9)%
Total gross product sales	3,981	3,693	288	7.8%
Medicaid rebates	(553)	(437)	(116)	26.5%
Sales discounts	(327)	(296)	(31)	10.5%
Sales returns	(35)	(147)	112	(76.2)%
Net product sales	$3,066	$2,813	$253	9.0%

Our gross product revenues were $4.0 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $330,000 for the three months ended September 30, 2024, compared to the same period 2023 was primarily due to the increase in the volume of sales of Mytesi and Canalevia, an increase of $266,000 and $25,000, respectively. The Company launched Gelclair during the quarter. However, revenue recognition will commence in the following quarters, in alignment with the timing of product sales and revenue recognition principles.

Cost of Product Revenue

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$233	$250	$(17)	(6.8)%
Material cost	255	231	24	10.4%
Distribution fees	38	15	23	153.3%
Royalties	—	9	(9)	(100.0)%
Other	15	9	6	66.7%
Total	$541	$514	$27	5.3%

The increase in cost of product revenue of $27,000 for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to:

•
Material cost increased by $24,000 from $231,000 for the three months ended September 30, 2023, to $255,000 in the same period in 2024, due to the increase in cost per bottle for Mytesi, following the additions made during the start of the year.
•
Distribution fees increased by $23,000 from $15,000 for the three months ended September 30, 2023, to $38,000 in the same period in 2024, due to the third-party changes related to the sample program of expired inventory.
•
Other costs increased by $6,000 from $9,000 for the three months ended September 30, 2023, to $15,000 in the same period in 2024 due to amortization of API which ended in 2023.

Research and Development

The following table presents the components of R&D expense for the three months ended September 30, 2024 and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$1,499	$3,473	$(1,974)	(56.8)%
Personnel and related benefits	1,456	1,501	(45)	(3.0)%
Stock-based compensation	97	272	(175)	(64.3)%
Materials expense and tree planting	88	91	(3)	(3.3)%
Travel and other expenses	35	59	(24)	(40.7)%
Other	868	685	183	26.7%
Total	$4,043	$6,081	$(2,038)	(33.5)%

The change in R&D expense of $2.0 million for the three months ended September 30, 2024, compared to the same period in 2024 was due primarily to:

•
Clinical and contract manufacturing expenses decreased by $2.0 million from $3.5 million in the three months ended September 30, 2023, to $1.5 million in the same period in 2024, primarily largely from lower statistical analyses performed on the CTD endpoints and expenses related to SBS and MVID.
•
Stock-based compensation decreased by $175,000 from $272,000 in the three months ended September 30, 2023, to $97,000 in the same period in 2024, primarily due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, no significant equity grants, except for new hires.
•
Travel and other expenses decreased by $24,000 from $59,000 in the three months ended September 30, 2023, to $35,000 in the same period in 2024 due to reduced travel activities associated with CTD as the trial came close.
•
Other expenses consisting primarily of consulting, formulation, and regulatory fees increased by $183,000 from $685,000 in the three months ended September 30, 2023, to $868,000 in the same period in 2024, largely from the close-out of the CTD trial and mostly focused on statistical analyses of the CTD endpoints.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended September 30, 2024 and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$830	$795	$35	4.4%
Direct marketing fees and expense	263	406	(143)	(35.2)%
Stock-based compensation	32	40	(8)	(20.0)%
Other	885	231	654	283.1%
Total	$2,010	$1,472	$538	36.5%

The change in S&M expense of $538,000 in the three months ended September 30, 2024 compared to the same period in 2023 was due primarily to:

•
Direct marketing fees and expenses decreased by $143,000 from $406,000 in the three months ended September 30, 2023, to $263,000 in the same period in 2024 due to lower patient access programs and other Mytesi marketing initiatives.

•
Stock-based compensation decreased by $8,000 from $40,000 in the three months ended September 30, 2023, to $32,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, no significant equity grants, except for new hires.
•
Other expenses consisting of third-party fees and travel expenses increased by $654,000 from $231,000 in the three months ended September 30, 2023, to $885,000 in the same period in 2024 due to expanded market access activities and commercial partnerships for GelClair and Mytesi.

General and Administrative

The following table presents the components of G&A expense for the three months ended September 30, 2024 and 2023, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,046	$901	$145	16.1%
Legal services	391	292	99	33.9%
Third-party consulting services	369	260	109	41.9%
Public company expense	361	542	(181)	(33.4)%
Lease expense	296	240	56	23.3%
Stock-based compensation	181	225	(44)	(19.6)%
Travel and other expenses	159	36	123	341.7%
Audit, tax and accounting services	85	494	(409)	(82.8)%
Other	888	543	345	63.5%
Total	$3,776	$3,533	$243	6.9%

The change in G&A expenses of $243,000 in the three months ended September 30, 2024, compared to the same period in 2023 was due primarily to:

•
Personnel and related benefits increased by $145,000 from $901,000 for the three months ended September 30, 2023, to $1.0 million in the same period in 2024, largely attributable higher personnel related benefits as compared in 2023.
•
Legal services expenses increased by $99,000 from $292,000 for the three months ended September 30, 2023, to $391,000 in the same period in 2024, primarily due to increase in patent fees.
•
Public company expenses decreased by $181,000 from $542,000 for the three months ended September 30, 2023, to $361,000 in the same period in 2024, largely attributable to the decrease in investor relations and public company filings.
•
Third-party consulting increased by $109,000 from $260,000 for the three months ended September 30, 2023, to $369,000 in the same period in 2024, due to an increase in business development activities and complex accounting subjected for consultation.
•
Audit, tax, and accounting services fees decreased by $409,000 from $494,000 in the three months ended September 30, 2023, to $85,000 in the same period in 2024, mostly primarily due to a reduction in the scope of audits conducted for Napo Thera.
•
Travel and other expenses increased by $123,000 from $36,000 in the three months ended September 30, 2023, to $159,000 in the same period in 2024 due to more travel activity by the CEO to attract potential investors to the Company.
•
Lease expense increased by $56,000 from $240,000 for the three months ended September 30, 2023, to $296,000 in the same period in 2024 primarily due to new lease agreement in Q1 2024.
•
Other expenses increased by $345,000 from $543,000 in the three months ended September 30, 2023, to $888,000 in the same period in 2024 due to depreciation and amortization of fixed and intangible assets, insurance expenses, and other support services.

Interest Income (Expense)

Interest expense decreased by $662,000, from $500,000 for the three months ended September 30, 2023, to a $162,000 net interest income for the same period in 2024, primarily due to changing the accounting of certain debt instruments to FVO. The lower interest expense was offset by a higher loss in a change in the fair value of financial instruments and hybrid instruments designated at FVO.

Change in Fair Value of Freestanding and Hybrid Financial Instruments Designated at FVO

Change in fair value of financial instrument and hybrid instrument designated at FVO decreased $845,000 from a loss of $2.2 million in the three months ended September 30, 2023, to a loss of $3.1 million for the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2024 and 2023, we had net losses of $29.0 million and $32.6 million, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At September 30, 2024, we had an accumulated deficit of $336.6 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of September 30, 2024, we had cash of $13.3 million. While we are actively exploring various strategies to optimize our cash flows, we recognize that our current capital resources will be sufficient to fund our operating plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the nine months ended September 30, 2024, were generated from the issuance of an aggregate of 6,925,606 shares of common stock under the ATM Agreement for total net proceeds of approximately $27.8 million, and issuance of an aggregate 277,778 common in exchange of License Agreement for total net proceeds of $1.2 million.

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

Liquidity Management

As of September 30, 2024, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a slight increase in debt levels due to recent financing activities intended to support operational growth. In contrast, equity levels remain stable, though future fundraising efforts may affect the capital structure.

The Company expects changes in the mix of capital resources, particularly concerning the relative costs of debt versus equity financing. Current market conditions indicate a trend of rising interest rates, which may increase the cost of future debt issuances.

Furthermore, the Company recognizes challenges related to liquidity. It has incurred recurring operating losses and negative cash flows, which raises uncertainties about its future liquidity. The ability to meet current obligations relies on successful ongoing development efforts and securing additional financing.

While the Company plans to finance its operations through equity and/or debt financing, collaboration arrangements, and revenue from future product sales, it currently believes that existing cash balances may not be sufficient to fund its operating plan in the next years. There can be no assurance that additional funding will be available on acceptable terms.

To address these liquidity concerns, the Company is committed to pursuing all available avenues for financing and will continuously assess its capital structure and operational needs to ensure financial stability.

Comparison of Operating Income and Cash Flow

For the nine months ended September 30, 2024, the Company’s operating cash flows showed a significant improvement over the prior period, primarily due to reductions in cash outflows associated with operating expenses. Operating income, while still negative at a loss of $29.0 million, improved by $3.6 million, or 11%, over the prior period due to a decrease in total operating expenses. This reflects the Company's efforts in cost containment. However, while operating cash flows benefited from these reductions, the ongoing significant variation between operating income and operating cash flows, highlights challenges in achieving cash flow positivity due to high non-cash charges, such as depreciation and stock-based compensation, alongside increased working capital needs to support expanded operations. This variation highlights the Company’s strategic focus on managing liquidity to maintain operational stability and pursue growth opportunities effectively.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table shows a summary of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Total cash used in operating activities	$(21,558)	$(25,791)
Total cash used in investing activities	(16)	—
Total cash provided by financing activities	28,372	23,577
Effects of foreign exchange rate changes on assets and liabilities	2	(29)
Net increase in cash	$6,800	$(2,243)

Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities of $21.6 million resulted from our net comprehensive loss of $29.1 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $6.9 million, depreciation and amortization expenses of $1.4 million, stock-based compensation of $1.3 million, amortization of operating lease right-of-use asset of $343,000, amortization of debt discounts and debt issuance costs of $274,000, equity in a net loss in the joint venture of $78,000, shares issued in exchange of services $9,000 and partly offset by changes in operating assets and liabilities of $2.2 million and gain on extinguishment of debt of $1.2 million.

Net cash used in operating activities decreased by $4.2 million from the prior year, indicating improved efficiency. However, cash flows remain insufficient to meet ongoing requirements, underscoring the Company's reliance on alternative funding sources.

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

Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities of $16,000 consisted of a $16,000 purchase of equipment.

Cash outflows for investing activities were minimal at $16,000 in 2024, dedicated solely to equipment purchases. This reflects management's commitment to maintaining liquidity, as there were no cash outflows for investing activities in the prior year.

No cash is used in investing activities during the nine months ended September 30, 2023.

Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $28.4 million consisted of $27.8 million in net proceeds from shares issued in an At the Market offering, $1.2 million proceeds from the issuance of common shares in exchange of License Agreement, offset by $437,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Net cash provided by financing activities increased to $28.4 million in 2024, primarily from an ATM offering and share issuance related to licensing agreement. This trend underscores the Company's ongoing necessity to leverage external financing to address cash flow shortfalls from operations.

During the nine months ended September 30, 2023, net cash provided by financing activities of $23.6 million consisted of $20.8 million in net proceeds from shares issued in an At the Market offering, $1.2 million net proceeds from issuance of warrants in PIPE financing, $611,000 net proceeds from issuance of preferred shares in PIPE financing and noncontrolling interest of $1.2 million, offset by $293,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of September 30, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP for the reasons discussed above.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning in 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. Total minimum royalty payments, approximately totaling $36.0 million, will commence in 2026.

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

31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

November 13, 2024
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Principal Financial and Accounting Officer