Form 10-K
period 2024-12-31
Jaguar Health, Inc.
filed 2025-03-31
CIK 1585608

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $28 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Capital Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 31, 2025, was 674,043 shares of voting common stock and no share of non-voting common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2024 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

....................................................................................................................................................

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

ITEM 1. BUSINESS

BUSINESS

Jaguar Health, Inc. (“Jaguar”) is a commercial-stage pharmaceuticals company focused on developing novel proprietary prescription medicines sustainably derived from plants from rainforest areas for people and animals with gastrointestinal (“GI”) distress specifically associated with overactive bowel, which includes symptoms such as chronic debilitating diarrhea, urgency, bowel incontinence, and cramping pain. Jaguar family company Napo Pharmaceuticals, Inc. (“Napo”) focuses on developing and commercializing human prescription pharmaceuticals for essential supportive care and managing neglected gastrointestinal symptoms across multiple complicated disease states. Napo’s crofelemer drug product crofelemer is FDA-approved under the brand name Mytesi for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Jaguar family company Napo Therapeutics, S.p.A is an Italian corporation Jaguar established in Milan, Italy in 2021 focused on expanding crofelemer access in Europe, specifically for orphan and/or rare diseases. Jaguar Animal Health is a Jaguar tradename. Magdalena Biosciences, a joint venture formed by Jaguar and Filament Health Corp. with funding from One Small Plant Capital LLC that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on developing novel prescription medicines derived from plants for mental health indications. Jaguar entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market for Venture Life's 510(k) cleared oral mucositis prescription product, Gelclair for the US market.

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

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug that has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause gastrointestinal distress, including diarrhea and abdominal discomfort. Crofelemer is in development for multiple possible follow-on indications, including for our lead Phase 3 program in cancer therapy-related diarrhea (“CTD”), investigating prophylaxis of diarrhea related to targeted therapy with or without standard chemotherapy. Crofelemer delayed-release tablets are also being evaluated in diarrhea-predominant irritable bowel syndrome (“IBS-D”) and being evaluated for chronic idiopathic/functional diarrhea. Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for adults and pediatric patients with SBS with intestinal failure and for pediatric microvillus inclusion disease (“MVID”) patients. In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the potential targeted incentive of a tropical disease review voucher from the US Food and Drug Administration (“FDA”).

Napo’s marketed drug Mytesi, (crofelemer 125 mg delayed-release tablets), is a first-in-class oral botanical drug product approved by the FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. The Company’s Canalevia-CA1, crofelemer delayed-release tablets drug, is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

In October 2020, Napo initiated its pivotal OnTarget Phase 3 clinical trial of crofelemer. The recently conducted global OnTarget clinical trial was a 24-week (two 12-week stages), randomized, multicenter, placebo-controlled, double-blind study to evaluate the safety and efficacy of crofelemer in diarrhea prophylaxis in adult solid tumor patients receiving targeted therapies with or without standard chemotherapy. Such prophylaxis would potentially impact the patient's ability to remain on their cancer therapy regimens at approved doses for better cancer treatment outcomes, with less required medical intervention and cost.

The unprecedented OnTarget trial included patients with 10 different tumor types and 24 different targeted agents, with and without multiple standard cytotoxic chemotherapies. Patients were randomized to receive either crofelemer or matching placebo treatment that started concurrently with the initiation of a targeted cancer therapy regimen. The assessment of prophylactic effects on diarrhea was measured by the average number of weekly loose and/or watery stools for the active crofelemer or placebo arms over the 12-week Stage I treatment period.

As previously announced, while the initial top line results from the OnTarget study showed that the clinical trial did not meet its primary estimand for the prespecified analysis of all tumor types and all targeted therapies. However, in the prespecified subgroup of patients with breast cancer, Crofelemer showed statistically significant improvement in the monthly responder analysis. Breast cancer patients represent one of the largest group of adult patients with solid tumors with patients often remaining on targeted therapy over prolonged periods in both adjuvant and metastatic settings.

The results in the cohort of patients with breast cancer are based on responder analysis, as was also the primary endpoint in the pivotal Phase 3 ADVENT trial that led to FDA approval of crofelemer for its currently commercialized indication, under the brand name Mytesi, for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Patients with breast cancer accounted for 183 of the 287 participants in the OnTarget clinical trial, and the results of responder analysis for patients with breast cancer were the subject of a poster presentation at the San Antonio Breast Cancer Symposium (SABCS) in December 2024. Importantly a greater proportion of patients with breast cancer randomized to Crofelemer arm were monthly responders for the entire 3-month period of the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of CTD diarrhea in adult patients with breast cancer receiving targeted therapies with or without chemotherapy.

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

Due to the chronic dosing and toxicity associated with targeted therapies, many cancer patients on targeted therapy require drug holidays or dose reductions in their therapy, including those due to diarrhea. By improving stool consistency and reducing the frequency of loose/watery stools, crofelemer is expected to provide improved adherence to the therapeutic dosing of any targeted therapies, potentially leading to better clinical outcomes. We have learned from discussions with cancer drug manufacturers that the adoption and continued use of targeted cancer therapies are directly related to the ability of patients to tolerate these therapies—highlighting the importance of supportive care drugs like crofelemer to help manage cancer treatment-related diarrhea in this patient population.

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

In keeping with the Company’s focus on supportive care for patients undergoing cancer treatment, Jaguar in April 2024 signed an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC ("Venture Life"), an international consumer health company focused on the global self-care market, for Venture Life's FDA-approved oral mucositis prescription product, Gelclair, for the US market. In October 2024, Jaguar initiated the commercial launch of Gelclair—the Company’s third commercialized prescription product— in the US.

Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth. It coats and protects the oral mucosa, which supports healing. Gelclair is convenient and easy to use, provides rapid and long-lasting pain relief, and improves the ability of oral mucositis patients to eat, drink, and swallow. Unlike other products for oral mucositis, it is not a numbing agent and does not sting the mouth.

Napo's core target audiences for the Gelclair launch are patients with head and neck cancer and oncology-focused health care practitioners. Head and neck cancers account for nearly 4 percent of all cancers in the United States, according to the National Cancer Institute (NCI). Counting cancers of the oral cavity, pharynx, and larynx, the NCI estimates that about 71,110 cases will occur in the US in 2024.

Oral mucositis, also called "chemo mouth," has emerged as the most significant adverse event in oncology according to a National Comprehensive Cancer Network task force. Up to 40% of all patients treated with chemotherapy develop oral mucositis, and this percentage rises to approximately 90% for patients with head and neck cancers treated with chemotherapy and radiotherapy. Of the latter, 19% may end up being hospitalized, experiencing a delay in antineoplastic treatment for high-grade mucositis management, resulting in a reduction of the quality of life, a worse prognosis, and an increase in patient management costs. Oral mucositis impacts a patient's ability to swallow, speak, eat, and drink—and may lead to cancer treatment discontinuation. It is estimated that at least 11% of head and neck cancer patients experience cancer treatment interruption due to oral mucositis.

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

Jaguar is currently supporting three proof-of-concept (POC) investigator-initiated trials (IIT), and conducting two Phase 2 studies, of crofelemer for the rare diseases short bowel syndrome (SBS) with intestinal failure and/or MVID in the US, EU, and/or Middle East/North Africa regions. The Company’s Phase 2 study to evaluate the efficacy of crofelemer for MVID in pediatric patients has been initiated, as has the Company’s Phase 2 study to evaluate the efficacy of crofelemer for SBS with intestinal failure (SBS-IF) in adults, the independent IIT of crofelemer in pediatric patients with SBS-IF or MVID in Abu Dhabi in the United Arab Emirates, and the independent IIT in the US to evaluate crofelemer for SBS-IF in adults. The additional IIT is expected to initiate in Q2 2025, with the availability of the first POC IIT result potentially in H1 2025, and with additional POC IIT results expected throughout 2025. In accordance with the guidelines of specific European Union countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating conditions in 2025 while the company pursues approval of crofelemer for SBS and MVID from the EMA and the FDA. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow pathways for regulatory approval in the US and other regions and qualify crofelemer for participation in PRIME, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs, and in the U.S. Food and Drug Administration’s (FDA) Breakthrough Therapies program. If a drug is designated as breakthrough therapy, the FDA will expedite the development and review of the drug.

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

Magdalena expects that its lead botanical drug candidate, MB2500, may soon be IND-enabled and ready to enter the clinic for one of its first indications: executive dysfunction in attention deficit hyperactivity disorder (ADHD) and/or cognitive deficit in schizophrenia. MB2500 may have the potential to serve as a first-ever treatment for the cognitive deficit that goes untreated in schizophrenia, which is a significant unmet medical need. Schizophrenia is a disease of cognitive deficit, a deficit which appears as much as a decade before onset of psychotic symptoms, but no approved drug currently exists to treat cognitive deficit in schizophrenia patients.

MB2500 is derived from a well characterized plant that has been in use by local populations for centuries, has been shown to have both neuroprotective and cognitive enhancing properties, but has never been put through the rigorous clinical testing required for FDA approval. One or two more additional Magdalena botanical drug candidates for mental health indications may be IND-enabled in 2025.

ETI initiative also supports the discovery and development of novel, natural medicines derived from psychoactive and psychedelic plant compounds for the treatment of mood disorders, neurodegenerative diseases, addiction, and other mental health disorders. The initiative is initially focused on plants with the potential to treat depression and leverages Napo’s proprietary library of approximately 2,300 plants with medicinal properties. According to statistics available from the National Institute of Mental Health Disorders, part of the National Institutes of Health, approximately 9.5% of American adults ages 18 and over will suffer from a depressive illness (major depression, bipolar disorder, or dysthymia) each year.

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

Cholera is an acute diarrheal illness caused by intestine infection with the bacterium Vibrio cholerae. According to the Centers for Disease Control and Prevention of the US Department of Health & Human Services, an estimated 1.3 to 4 million people around the world get cholera each year, and 21,000 to 143,000 people die from it. The infection is often mild or without symptoms but can sometimes be severe. Approximately one in ten infected persons will have severe disease characterized by profuse, watery diarrhea, vomiting, and leg cramps. In these people, rapid loss of body fluids leads to dehydration and shock. Without treatment, death can occur within hours. Cholera is now endemic in many countries outside the US. From January 1, 2024 to July 28, 2024, a cumulative total of 307,433 cholera cases and 2,326 deaths were reported from 26 countries across five World Health Organization (WHO) regions. WHO classified the global resurgence of cholera as a grade 3 emergency in January 2023, the highest internal level for emergencies in WHO. Based on the number of outbreaks and their geographic expansion, alongside the shortage of vaccines and other resources, WHO continues to assess the risk at the global level as very high and the event remains classified as a grade 3 emergency.

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

As announced, Jaguar is seeking a partner to fund and execute the development and commercialization of NP-300 for the treatment of general, non-infectious diarrhea in dogs, in exchange for commercial rights to the product in the US Diarrhea is one of the most common reasons for veterinary office visits for dogs and is the second most common reason for visits to the veterinary emergency room, yet there are currently no FDA-approved drug to treat canine diarrhea. According to the American Veterinary Medical Association, there were an estimated 89.7 million dogs in the United States in 2024, with nearly half (45.5%) of US households owning a dog in 2024. Devastating diarrhea-related dehydration can occur rapidly for the animal, and the lack of control in urban settings where owners don't have easy access to outdoor facilities is a significant problem for families with dogs. Jaguar estimates that estimate that US veterinarians see approximately six million cases of acute and chronic diarrhea in dogs annually.

Napo has actively ensured that its intellectual property (“IP”) filings in support of the development of crofelemer for various proposed indications are protected appropriately. The IP portfolio for crofelemer includes the relief and treatment of HIV-associated diarrhea and CID as well as planned indications for inflammatory diarrhea, IBS-D, CDD, and SBS, with all indications, Napo prioritizes IP protection. Napo currently holds approximately 193 patents, the majority of which do not expire until 2027-2031, and approximately 41 patents pending.

While Napo and Jaguar remain steadfastly focused on the commercial success of Mytesi and Gelclair on the potential development of crofelemer for CTD and the rare disease indications of SBS with intestinal failure and CDD and MVID, the Company believes the same competencies and multi-disciplinary scientific strategy that led to the successful development of Mytesi will support collaborative efforts with potential partners—such as the recently formed joint venture Magdalena Biosciences—to develop novel first-in-class prescription medicines derived from plants.

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

According to data appearing in “Treatment Guidelines for CID” (chemotherapy-induced diarrhea) in the April 2004 issue of Gastroenterology and Endoscopy News, diarrhea is the most common adverse event reported in chemotherapy patients. Approved third-party supportive care products for chemotherapy-induced nausea and vomiting (“CINV”) include Sustol, Aloxi, Akynzeo, and Sancuso. According to a market research report by iHealthcareAnalyst, Inc., the global market for CINV drugs is estimated to reach a value of $4.3 billion by 2031.

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

There are significant barriers to entry for generic competition for Mytesi (crofelemer). Napo holds an extensive global patent portfolio. At the present time, we hold approximately 194 issued patents, with coverage in many cases that extends until 2031. These issued patents cover multiple indications, including HIV/AIDS diarrhea, irritable bowel syndrome (“IBS”), IBD, manufacturing, and enteric protection from gastric juices, among others. We also currently have approximately 45 pending patent applications worldwide in the human health areas that are being prosecuted.

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

As announced in July 2024, Jaguar has received MUMS designation status from the FDA for Canalevia-CA1 for the indication of CID in dogs. MUMS designation is modeled on the ODD for human drug development and offers possible financial incentives to encourage MUMS drug development, such as the availability of grants to help with the cost of developing the MUMS drug.

Canalevia-CA1 is also the Company’s drug candidate for the proposed indication of exercise-induced diarrhea (“EID”) in dogs.

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

Napo Prescription Drug Product Candidates

Product Candidates	Indication	Completed Milestones	Current Phase of Development	Anticipated Near‑Term Milestones*
Mytesi	CTD	• Initiated pivotal Phase 3 clinical trial in October 2020	• Phase 3 OnTarget study conducted • Statistically significant positive results in breast cancer patients presented at December 2024 San Antonio Brest Cancer Symposium	• Q2 2025 meeting with FDA to review the statistically significant positive results in the prespecified subgroup of patients with breast cancer in the Phase 3 OnTarget trial
Mytesi	IBS‑D	• Two Phase 2 studies completed	• Phase 2	• Potential business development opportunities
Mytesi	Chronic idiopathic diarrhea	• Clinical POC study initiated at The University of Texas Health Science Center at Houston (“UTH”)	• Completed
Mytesi	Functional diarrhea	• Initiated clinical study at Beth Israel Deaconess Medical Center, Harvard Medical School, Boston	• Completed
Crofelemer powder for oral solution*	Rare disease indication: SBS with intestinal failure in adults	• ODD for SBS granted by FDA and EMA	• Phase 2 POC study • IIT POC study initiated December 2024
Crofelemer powder for oral solution*	Rare disease indication: Pediatric MVID, a CDD condition	• ODD for MVID granted by FDA and EMA	• Phase 2 POC study initiated • IIT POC study in Abu Dhabi initiated January 2025
NP‑300*	Second‑generation antidiarrheal drug for infectious diarrhea including from Vibrio cholerae, the bacterium that causes cholera	• FDA activated Company’s IND: Q3 2022	• Phase 1	• Initiating Phase 1 trial

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

Market	Competition	Market Size/Potential
HIV‑related Diarrhea (Mytesi)	None	We estimate the US market revenue potential for Mytesi to be approximately $50 million in gross annual sales.
CTD (Crofelemer delayed-release tablets)	None

An estimated 650,000 US cancer patients receive chemotherapy in an outpatient oncology clinic(2). Comparable supportive care (i.e., CINV) product sales of ~$620 million in 2013(3). The global CINV market is projected to reach a valuation of $2.7 billion by 2022(4).

SBS/MVID (Crofelemer powder for oral solution)	1	Financial benefits of ODD. The global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports(5).
IBS‑D (Crofelemer delayed-release tablets)	3	Most IBS products have an estimated revenue potential of greater than $1.0 billion(6).
Infectious Diarrhea (NP-300 tablets)	None	In transactions by other companies, priority review vouchers have sold for $67 million to $350 million(7).

(1)
HIV Among People Aged 50 and Older (https://www.cdc.gov/hiv/group/age/olderamericans/index.html)
(2)
Centers for Disease Control and Prevention. Preventing Infections in Cancer Patients: Information for Health Care Providers (cdc.gov/cancer/prevent infections/providers.htm)
(3)
Heron Therapeutics, Inc. Form 10-K for the fiscal year ended December 31, 2016
(4)
Report published by Allied Market Research, titled, "Chemotherapy-induced Nausea and Vomiting (CINV) Market-Global Opportunity Analysis and Industry Forecast, 2014-2022” (https://www.prnewswire.com/news-releases/chemotherapy-induced-nausea-and-vomiting-cinv-market-expected-to-reach-2659-million-by-2022-611755395.html)
(5)
Short Bowel Syndrome Market – Global Industry Analysis, Size, Share, Trends, Revenue, Forecast 2020 to 2027 (https://www.mynewsdesk.com/us/medical-technology-news/pressreleases/short-bowel-syndrome-market-global-industry-analysis-size-share-trends-revenue-forecast-2020-to-2027-3069433)
(6)
February 17, 2022: Ironwood Pharmaceuticals Reports Fourth Quarter and Full Year 2021 Results; LINZESS® (linaclotide) Achieves Blockbuster Status as U.S. Net Sales Exceed $1 Billion in 2021 (https://investor.ironwoodpharma.com/press-releases/press-release-details/2022/Ironwood-Pharmaceuticals-Reports-Fourth-Quarter-and-Full-Year-2021-Results-LINZESS-linaclotide-Achieves-Blockbuster-Status-as-U.S.-Net-Sales-Exceed-1-Billion-in-2021/default.aspx); Rodman & Renshaw estimate peak annual sales of Synergy Pharmaceuticals’ Trulance at $2.3 bn in 2021 (https://www.benzinga.com/analyst-ratings/analyst-color/17/04/9304883/what-synergys-new-patents-mean-for-its-commercial-prospe)
(7)
In Aug. 2015, AbbVie Inc. bought a priority review voucher from United Therapeutics Corp for $350 million (https://www.wsj.com/articles/united-therapeutics-sells-priority-review-voucher-to-abbvie-for-350-million-1439981104 ). In July 2014, BioMarin announced that it had sold a priority review voucher to Sanofi and

Regeneron for $67.5 million. (https://investors.biomarin.com/2014-07-30-BioMarin-Sells-Priority-Review-Voucher-for-67-5-Million).

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

In addition, an NP-300 is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, caused by bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera.

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

Establish partnerships to support moving pipeline indications to pivotal clinical trials

The Company’s goal is to establish partnerships to support moving pipeline indications toward commercialization in the US and/or other geographies.

Strategically sequence the development of follow-on indications of Mytesi and seek geographically focused licensing opportunities

As announced April 1, 2022, the Company has entered an agreement with Quadri Pharmaceuticals Store LLC (“Quadri Pharma”) that grants Quadri Pharma exclusive promotional, commercialization, and distribution rights for specified human indications of Mytesi (crofelemer 125 mg delayed-release tablets) in Bahrain, Kuwait, Qatar, Saudi Arabia, the United Arab Emirates (“UAE”), and Oman following regulatory approval to market crofelemer in these countries for the specified indications, including the indication currently approved in the US for HIV-related diarrhea. They also have rights to commercialization, for Mytesi for CTD. In addition, the agreement grants Quadri Pharma exclusive rights to distribute crofelemer in these countries in the immediate future under Named Patient Programs.

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

We believe NP-300, which has a similar mechanism of action as crofelemer and is significantly less costly to produce, may support efforts to receive a priority review voucher from the FDA for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. The FDA grants priority review vouchers to drug developers for TDPRV as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Additionally, we believe NP-300 represents a long-term pipeline opportunity as a second-generation anti-secretory agent, on a global basis, for multiple gastrointestinal diseases—especially in resource-constrained countries where the cost of goods is a factor, in part because requirements often exist in such regions for drug prices to decrease annually.

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

Napo Therapeutics Provides New Opportunities to Treat Orphan Indications Like SBS

Jaguar is strategically pursuing multiple important shots on goal for its drug development pipeline: Crofelemer for CTD, SBS, and CDDs. Jaguar’s exclusive license agreement with Napo Therapeutics provides a perpetual, royalty-bearing license for Europe and includes traditional terms such as royalties on sales in Europe, a supply agreement, and rights to utilize all data Napo Therapeutics generates for Jaguar development and approval activities globally.

Competition

Several significantly larger pharmaceutical companies are competing with us in the gastrointestinal segment.

Diarrhea in adult patients living with HIV/AIDs. We are not aware of any other FDA-approved drugs for the symptomatic relief of diarrhea in HIV/AIDs patients. HIV/AIDs diarrhea patients may also use loperamide or Lomotil, but these medications affect motility, which can result in rebound diarrhea and are not indicated for chronic use. Other agents’ patients may use and include over-the-counter anti-diarrheal remedies such as Mylanta or Kaopectate.

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

SBS with intestinal failure. In the US, Takeda Pharmaceuticals’ GATTEX® (teduglutide) is indicated for treating adults and pediatric patients 1 year of age and older with SBS dependent on parenteral support. Zorbtive® is a recombinant human growth hormone indicated for the treatment of SBS in adult patients receiving specialized nutritional support. To the best of our knowledge, no drugs have been approved in the US or the rest of the world (“ROW”) to reduce parenteral support with a concomitant reduction in the high stool volume and diarrhea in SBS patients.

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

For methods of manufacturing proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer, Napo owns issued patents in India, South Africa, and Eurasia with terms at least until August 26, 2029. Napo also owns issued patents in Brazil, India, and Russia, and a pending application in Venezuela that also covers methods of manufacturing proanthocyanidin polymers isolated from Croton spp. or Calophyllum spp., including crofelemer, with terms at least until January 17, 2032. Lastly, Napo owns two US patents covering a formulation of NP 500 (nordihydroguiaretic acid (“NDGA”) and its use in treating a metabolic disorder that has terms until April 23, 2031.

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of prescription drugs such as those that Jaguar and its subsidiaries are commercializing and/or developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of Napo’s drug product candidates. To comply with the regulatory requirements in each of the jurisdictions in which Napo is seeking to market and subsequently sell its prescription products, Napo has established processes and resources to provide oversight of the development, approval processes, and launch of its products and to position those products to gain market share.

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

•
completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice or good laboratory practices (“GLPs”) regulations;
•
submission to the FDA of an IND for human clinical trials;
•
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
•
satisfactory completion of FDA advisory committees review, if applicable;
•
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

•
public health concerns emerged that were unrecognized at the time of the protocol assessment;
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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA begins an in-depth substantive review once the submission is accepted for filing. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to ensure the product’s continued safety, quality, and purity.

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

Centralized authorization procedure

Under the centralized authorization procedure, pharmaceutical companies submit a single marketing authorization application to EMA. This allows the marketing authorization holder to market the medicine and make it available to patients and healthcare professionals throughout the EU on the basis of a single marketing authorization.

EMA's Committee for Medicinal Products for Human Use (“CHMP”) or Committee for Medicinal Products for Veterinary Use (“CVMP”) carries out a scientific assessment of the application and gives a recommendation on whether the medicine should be marketed or not. However, under EU law EMA has no authority to actually permit marketing in the different EU countries. The European Commission is the authorizing body for all centrally authorized products, which takes a legally binding decision based on EMA's recommendation. This decision is issued within 67 days of receipt of EMA’s recommendation.

Once granted by the European Commission, the centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (“EEA”) countries Iceland, Liechtenstein, and Norway. Commission decisions are published in the Community Register of Medicinal Products for human use.

Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases.

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

Medicines for human use are eligible if they are intended for treating, preventing, or diagnosing seriously debilitating or life-threatening diseases. This includes orphan medicines. Its use is also intended for a public health emergency (e.g., a pandemic). For these medicines, less comprehensive pharmaceutical and non-clinical data may also be accepted. The legal basis is Article 14-a of Regulation (EC) No 726/2004. The provisions for granting conditional marketing authorization are further elaborated in Regulation (EC) No 507/2006.

Criteria and conditions

EMA's CHMP may grant conditional marketing authorization for medicine if it finds that all of the following criteria are met:

•
the benefit-risk balance of the medicine is positive;
•
it is likely that the applicant will be able to provide comprehensive data post-authorization;
•
the medicine fulfills an unmet medical need; and
•
the benefit of the medicine's immediate availability to patients is greater than the risk inherent in requiring additional data.

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

•
full prescribing information and package leaflet with detailed instructions for safe use and conditions for storage;
•
a robust risk-management and safety monitoring plan;
•
manufacturing controls, including official batch controls for vaccines, as required;

•
legally binding post-approval obligations (i.e., conditions) for the marketing authorization holder and a clear legal framework for the evaluation of emerging efficacy and safety data;
•
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

EMA Grants

The EMA does not offer research grants for sponsors of orphan medicines, but funding is available from the European Commission and other sources:

•
Horizon 2020, the EU Framework Programme for Research and Innovation
•
E-Rare, a transnational project for research programs on rare diseases
•
Grants are also available for sponsors considering research in the US or Japan
•
US: Food and Drug Administration: Orphan products grants program
•
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

•
facilitate and improve access to compassionate use programs by patients in the EU;
•
favor a common approach regarding the conditions of use, the conditions for distribution, and the patients targeted for the compassionate use of unauthorized new medicines;
•
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

European Union orphan designation and exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants ODD to promote the development of products that are intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, the designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product.

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

•
an approved New Animal Drug Application (“NADA”) or abbreviated new animal drug application (“ANADA”) under section 512 of the Act;
•
a conditional approval under section 571 of the FDCA;
•
a listing on the Legally Marketed Unapproved New Animal Drug Index for Minor Species (the “Index”) under section 572 of the FDCA;
•
an emergency use authorization (“EUA”) under section 564 of the FDCA (an EUA may only be issued under very limited circumstances, more information regarding EUAs is available at this webpage: Emergency Use Authorization); or
•
an investigational exemption under section 512(j) of the FDCA.

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

•
Non-food-producing minor species, such as pet birds, hamsters, and ornamental fish. These animals are typically not eaten by people or by other animals that produce food for people to eat, and

•
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

We do not believe that our animal non-prescription products are currently subject to regulation in the US. The CVM only regulates those animal supplements that fall within the FDA’s definition of an animal drug, food or feed additive. The Federal Food Drug and Cosmetic Act defines food as “articles used for food or drinks for man or other animals and articles used as components of any such article.” Animal foods are not subject to pre-market approval and are designed to provide a nutritive purpose to the animals that receive them. Feed additives are defined as those articles that are added to an animal’s feed or water, as illustrated by the guidance documents. Our non-prescription products are not added to food, are not ingredients in food, nor are they added to any animal’s drinking water. There is no intent to make our non-prescription products a component of animal food, either directly or indirectly. We do not believe that our non-prescription products fit the definition of an animal drug, food, or food additive and, therefore are not regulated by the FDA at this time.

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

Employees

As of December 31, 2024, we had forty-nine employees. Twelve employees hold M.D., D.V.M and/or Ph.D. degrees. Twenty-two of our employees are in research and development activities, and seventeen are in sales and marketing. We have four employees within Napo Therapeutics in Italy. Our employees are not represented by labor unions or covered by collective bargaining agreements.

Description of Properties

Our corporate headquarters are located in San Francisco, California, where we currently lease 10,998 rentable square feet of office space from M & E, LLC.

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

•
We have a limited operating history, expect to incur further losses as we grow, and may be unable to achieve or sustain profitability.
•
We expect to incur significant additional costs as we continue commercialization efforts for current prescription drug candidates or other product candidates and undertake the clinical trials necessary to obtain any necessary regulatory approvals, which will increase our losses.
•
We will need to raise substantial additional capital in the future in the event that we conduct clinical trials for new indications and for the launch of Gelclair, and we may be unable to raise such funds when needed and on acceptable terms, which would force us to delay, limit, reduce or terminate one or more of our product development programs.
•
We are substantially dependent on the success of Mytesi, our current lead prescription drug product, and Canalevia-CA1, our conditionally approved prescription drug product for CID in dogs. We cannot be certain that necessary approvals will be received for planned Mytesi or Canalevia-CA1 follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners. We cannot be certain that we will be successful in the commercialization of Gelclair.
•
We face uncertainty in the launch of Gelclair as the market for oral mucositis treatments is highly competitive, with established companies and emerging therapies. Gelclair's success depends on its ability to differentiate itself and gain market share.
•
If we are not successful in identifying, licensing, developing, and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.

•
Mytesi faces significant competition from other pharmaceutical companies, both for its currently approved indication and for planned follow-on indications, and our operating results will suffer if we fail to compete effectively.
•
We may be unable to obtain, or obtain on a timely basis, regulatory approval for our existing or future human or animal prescription drug product candidates under applicable regulatory requirements, which would harm our operating results.
•
The failure to identify a reasonable regulatory pathway to make crofelemer available for breast cancer patients based on a responder analysis may lead us to pause, change or discontinue commercialization of other products within our cancer supportive care business.
•
The results of our earlier studies of Mytesi may not be predictive of the results in any future clinical trials and species-specific formulation studies, respectively, and we may not be successful in our efforts to develop or commercialize line extensions of Mytesi.
•
Development of prescription drug products is inherently expensive, time-consuming, and uncertain, and any delay or discontinuance of our current or future pivotal trials would harm our business and prospects.
•
We will partially rely on third parties to conduct our development activities. If these third parties do not successfully carry out their contractual duties, we may be unable to obtain regulatory approvals or commercialize our current or future human or animal product candidates on a timely basis or at all.
•
Even if we obtain regulatory approval for planned follow-on indications of crofelemer, Canalevia, or our other product candidates, they may never achieve market acceptance. Further, even if we are successful in the ongoing commercialization of Mytesi and Canalevia, we may not achieve commercial success.
•
Human and animal gastrointestinal health products are subject to unanticipated post-approval safety or efficacy concerns, which may harm our business and reputation.
•
Future federal and state legislation may result in increased exposure to product liability claims, which could result in substantial losses.
•
If we fail to retain current members of our senior management or to identify, attract, integrate, and retain additional key personnel, our business will be harmed.
•
We are dependent on two suppliers for the raw material used to produce the active pharmaceutical ingredients in Mytesi and Canalevia-CA1. The termination of either of these contracts would result in a disruption to product development and manufacturing, and harm our business.
•
We are dependent upon third-party contract manufacturers, both for the supply of the active pharmaceutical ingredients in Mytesi and Canalevia-CA1, as well as for the supply of finished products for commercialization. The termination of any of these contracts would result in a disruption to product development and manufacturing and harm our business.
•
If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future human products and product candidates, if approved, and generate product or other revenue.
•
We will need to increase the size of our organization and may not successfully manage such growth.
•
Canalevia-CA1 and our animal health prescription drug product candidates may be marketed in the US only in the target animals and for the indications for which they are approved, and if we want to expand the approved animals or indications, it will need to obtain additional approvals, which may not be granted.

•
The misuse or extra-label use of Mytesi, Canalevia, and our human or animal prescription drug product candidates, if approved by regulatory authorities, may harm our reputation or result in financial or other damages.
•
We may be unable to obtain, or obtain on a timely basis, a renewal of conditional approval for Canalevia-CA1 or to eventually obtain full regulatory approval of Canalevia-CA1, which would harm our operating results.
•
We may not maintain the benefits associated with MUMS designation, including market exclusivity.
•
The market for our human and animal products, and the gastrointestinal health market as a whole, is uncertain and may be smaller than we anticipate, which could lead to lower revenue and harm our operating results.
•
Insurance coverage for Mytesi for its current approved indication could decrease or end, or Mytesi might not receive insurance coverage for any approved follow-on indications, which could lead to lower revenue and harm our operating results.
•
We may face challenges obtaining favorable reimbursement and insurance coverage for Gelclair, which could limit its market adoption and commercial success.
•
We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
•
Certain of the countries in which we plan to commercialize our products in the future are developing countries, some of which have potentially unstable political and economic climates.
•
Changing political environment in the US could adversely affect our business and financial performance.
•
Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses.
•
Laws and regulations governing global trade compliance could adversely impact our business.
•
There are other gastrointestinal-focused human pharmaceutical companies, and we face competition in the marketplaces in which we operate or plan to operate.
•
Our obligations to Streeterville are secured by a security interest in all of Napo’s NP-300 assets, so if we default on those obligations, Streeterville could foreclose on the NP-300 assets.
•
Our royalty interests require us to make minimum royalty payments, even if we do not sell a sufficient amount of products to cover the amount of such payments, which may strain our cash resources.
•
Failure in our information technology systems, through cyber-attacks or other data security incidents, could significantly disrupt our operations.
•
Global macroeconomic conditions may negatively affect us and may magnify certain risks that affect our business.
•
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
•
Substantially all of our revenue for recent periods has been received from two customers.
•
The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.
•
Evolving expectations around corporate responsibility practices, specifically related to environmental, social, and governance (“ESG”) matters, may expose us to reputational and other risks.

•
The growing use of artificial intelligence (“AI”) systems to automate processes, analyze data, and support decision-making poses inherent risks.

Risks Related to Our Intellectual Property

•
We cannot be certain that our patent strategy will be effective in protecting against competition.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural requirements, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, which would be costly and time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our current or future products and product candidates.
•
Our proprietary position depends upon the botanical guidance of our drug approval and patents that are formulation or method-of-use patents, which do not prevent a competitor from using the same human or animal drug for another use.
•
We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming, and unsuccessful, and third parties may challenge the validity or enforceability of our patents, and they may be successful.
•
If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.
•
Changes in US patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•
We may not be able to protect our intellectual property rights throughout the world, which could impair our business.
•
Our business could be harmed if we fail to obtain certain registered trademarks in the US or in other countries.
•
We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential third-party information.
•
Even if we receive any of the required regulatory approvals for our current or future prescription drug product candidates and non-prescription products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.
•
Any of our current or future prescription drug product candidates or non-prescription products may cause or contribute to adverse medical events that we would be required to report to regulatory authorities and if we fail to do so, we could be subject to sanctions that would harm our business.
•
Legislative or regulatory reforms with respect to animal health may make it more difficult and costly for us to obtain regulatory clearance or approval for any of our current or future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
•
We believe that our non-prescription products are not subject to regulation by regulatory agencies in the US, but there is a risk that regulatory bodies may disagree with our interpretation or may redefine the scope of their regulatory reach in the future, which would result in additional expense and could delay or prevent the commercialization of these products.

•
Even if we receive the required regulatory approvals for our current or future prescription drug product candidates and non-prescription products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.

Risks Related to Our Common Stock

•
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.
•
If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.
•
The price of our common stock could be subject to volatility related or unrelated to our operations, and purchasers of our common stock could incur substantial losses.
•
A possible “short squeeze” due to a sudden increase in demand for our common stock that largely exceeds supply may lead to further price volatility in our common stock.
•
You may be unable to resell our common stock when you wish to sell it or at a price that you consider attractive or satisfactory.
•
If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.
•
You may be diluted by exercises of outstanding options and warrants, and issuances of securities pursuant to our ATM Agreement and/or our stockholder rights plan.
•
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•
We do not intend to pay dividends on our common stock, and your ability to achieve a return on your investment will depend on appreciation in the market price of our common stock.
•
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs, and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Related to Our Business

We have a limited operating history, expect to incur further losses as we grow, and may be unable to achieve or sustain profitability.

Since the consummation of our merger with Napo Pharmaceuticals Inc. in 2017, our operations have been primarily focused on research, development, and the ongoing commercialization of our lead prescription drug product, Mytesi, which the FDA approves for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. As a result, we have limited meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to broadly commercialize any of our human health products beyond Mytesi for HIV-related diarrhea or animal health products, obtain any required marketing approval for any of our animal prescription drug product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the animal health industry or the gastrointestinal health industry in general. Our revenues to date have been insufficient to offset our expenses, and we expect to continue to incur significant research and development and other expenses. Our net comprehensive losses for the years ended December 31, 2024 and 2023, were $39.0 million and $41.9 million, respectively. As of December 31, 2024, we had a total stockholder equity of $6.5 million. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities, seek necessary approvals for our human and veterinary drug product candidates, conduct species-specific formulation studies for our non-prescription products, and increase commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our products or product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

As more fully discussed in Note 1 to our consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through March 2026, or one year from the filing date of our Form 10-K. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their investment.

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

We are actively identifying additional products for development and commercialization and will continue to expend substantial resources for the foreseeable future to develop Mytesi, NP-300, Canalevia-CA1, and Gelclair. These expenditures will include costs associated with:

•
identifying additional potential prescription drug product candidates and non-prescription products;
•
formulation studies;
•
conducting pilot, pivotal, and toxicology studies;
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

We are forecasting continued losses and negative cash flows as we continue to fund our operating and marketing activities and research and development programs and to complete the development of all the current products in our pipeline or any additional products we may identify. We will need to seek additional funds through public or private equity or debt financing or other sources such as strategic collaborations. Any such financings or collaborations may result in dilution to our stockholders, the imposition of debt covenants and repayment obligations, or other restrictions that may harm our business or the value of our common stock. We may also seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions or potential license arrangements.

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

General economic conditions, both inside and outside the US, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, economic slowdown or recession, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could, in the future, negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation, and interest rate fluctuations may increase our financing costs or restrict our access to potential sources of future liquidity. Additional funds may not be available when we need them on terms that are acceptable to us, or we may not have sufficient authorized shares to raise additional capital. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate one or more of our product development programs or future commercialization efforts.

We are substantially dependent on the success of Mytesi, our current lead prescription drug product, and Canalevia-CA1, our conditionally approved prescription drug product for CID in dogs. We cannot be certain that necessary approvals will be received for planned Mytesi and Canalevia-CA1 follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners. We cannot be certain that we will be successful in the commercialization of Gelclair.

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

Substantial time and capital resources have been previously devoted by third parties in the development of crofelemer, the active pharmaceutical ingredient (“API”), in Mytesi and Canalevia, and the development of the botanical extract used in Equilevia and Neonorm. Both crofelemer and the botanical extract used in Equilevia and Neonorm were originally developed at Shaman Pharmaceuticals, Inc. (“Shaman”), by certain members of our management team, including Lisa A. Conte, our chief executive officer and president, and Steven R. King, Ph.D., our executive vice president of sustainable supply, ethnobotanical research and intellectual property and secretary. Shaman spent significant development resources before voluntarily filing for bankruptcy in 2001 pursuant to Chapter 11 of the US Bankruptcy Code. The rights to crofelemer and the botanical extract used in Equilevia and Neonorm, as well as other intellectual property rights, were subsequently acquired by Napo from Shaman in 2001 pursuant to a court-approved sale of assets. Ms. Conte founded Napo in 2001 and was Napo's interim chief executive officer and a member of its board of directors prior to the merger. While at Napo, certain members of our management team, including Ms. Conte and Dr. King, continued the development of crofelemer. Following the merger of Jaguar and Napo in July 2017, Napo became Jaguar’s wholly owned subsidiary. If we are not successful in the development and commercialization of Mytesi, our business, and our prospects will be harmed.

The successful development and commercialization of Mytesi, Canalevia-CA1 and Gelclair will depend on a number of factors, including the following:

•
our ability to demonstrate, to the satisfaction of the FDA and any other regulatory bodies, the safety and efficacy of Canalevia;
•
our ability and that of our contract manufacturers to manufacture supplies of Mytesi, Canalevia-CA1 and Gelclair, and to develop, validate, and maintain viable commercial manufacturing processes that are compliant with current good manufacturing practices, or cGMPs if required;
•
our ability to successfully market Mytesi, Canalevia-CA1 and Gelclair, whether alone or in collaboration with others;
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

Many of these factors are beyond our control. Accordingly, we may not be successful in developing or commercializing Mytesi, Gelclair, Neonorm, Equilevia, Canalevia, or any of our other potential products. If we are unsuccessful or are significantly delayed in commercializing Mytesi or Gelclair, our business and prospects will be harmed and you may lose all or a portion of the value of your investment in our common stock.

We face uncertainty in the launch of Gelclair as the market for oral mucositis treatments is highly competitive, with established companies and emerging therapies. Gelclair's success depends on its ability to differentiate itself and gain market share.

We recently introduced Gelclair in the US as a prescription treatment specifically designed for oral mucositis, a painful and common side effect experienced by cancer patients undergoing chemotherapy and radiation therapy. However, Gelclair faces significant competition from established treatments provided by larger pharmaceutical companies, as well as emerging therapies under development. Many competitors have significantly greater financial resources, well-established brands, extensive marketing capabilities, and strong relationships with healthcare providers, which could limit Gelclair’s market penetration.

Although Gelclair offers distinctive benefits, including rapid and long-lasting pain relief without numbing or stinging the mouth, these benefits alone do not guarantee market acceptance. Our success in commercializing Gelclair will depend substantially on our ability to effectively communicate its unique advantages to healthcare providers and patients and to persuade healthcare providers to integrate Gelclair into their treatment protocols over other established or emerging therapies.

If we are unable to effectively differentiate Gelclair and establish its value in the marketplace, our financial performance and business prospects could be adversely affected.

If we are not successful in identifying, licensing, developing and commercializing additional product candidates and products, our ability to expand our business and achieve our strategic objectives could be impaired.

Although a substantial amount of our efforts is focused on the commercial performance of Mytesi and Canalevia-CA1, a key element of our strategy is to identify, develop and commercialize a portfolio of products to serve the gastrointestinal health market. Most of our potential products are based on our knowledge of medicinal plants. Our current focus is primarily on product candidates whose active pharmaceutical ingredients or botanical extract has been successfully commercialized or demonstrated to be safe and effective in human or animal trials. In some instances, we may be unable to develop these potential products further because of perceived regulatory and commercial risks. Even if we successfully identify potential products, we may still fail to yield products for development and commercialization for many reasons, including the following:

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

The development and commercialization of products for human gastrointestinal health is highly competitive, and our success depends on our ability to compete effectively with other products in the market. During the ongoing commercialization of Mytesi for its currently approved indication and during the future commercialization of Mytesi for any planned follow-on indications, if such follow-on indications receive regulatory approval, we expect to compete with major pharmaceutical and biotechnology companies that operate in the gastrointestinal space, such as Takeda Pharmaceuticals, Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., and Sebela Pharmaceuticals, Inc.

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
•
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

The failure to identify a reasonable regulatory pathway to make crofelemer available for breast cancer patients based on a responder analysis may lead us to pause, change or discontinue commercialization of other products within our cancer supportive care business.

As previously announced, while the initial top line results from the OnTarget study showed that the clinical trial did not meet its primary estimand for the prespecified analysis of all tumor types and all targeted therapies, in the prespecified subgroup of patients with breast cancer, crofelemer showed statistically significant improvement in the monthly responder analysis. We are scheduling a meeting with FDA in Q2 2025 to review these results and discuss possible pathways to make crofelemer available as efficiently as possible to breast cancer patients. If we cannot identify a reasonable pathway to make crofelemer available for breast cancer patients based on such responder analysis, we may decide to pause, change or discontinue development of other products within our supportive care business, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

Even if we obtain regulatory approval for planned follow-on indications of crofelemer, Canalevia, or our other product candidates, they may never achieve market acceptance. Further, even if we are successful in the ongoing commercialization of Mytesi, Canalevia-CA1 and our other product candidates, we may not achieve commercial success.

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
•
the relative convenience and ease of administration of our products; and
•
the effectiveness of our sales, marketing, and distribution efforts.

Any failure by Mytesi, Canalevia, or our other products to achieve market acceptance or commercial success would harm our financial condition and the results of operations.

Human and animal gastrointestinal health products are subject to unanticipated post-approval safety or efficacy concerns, which may harm our business and reputation.

The success of our commercialization efforts will depend upon the perceived safety and effectiveness of human and animal gastrointestinal health products, in general, and of our products, in particular. Unanticipated safety or efficacy concerns can subsequently arise with respect to approved prescription drugs products, such as Mytesi and Gelclair, or non-prescription products, such as Neonorm, which may result in product recalls or withdrawals or suspension of sales, as well as product liability and other claims. Any safety or efficacy concerns, recalls, withdrawals, or suspensions of sales of our products could harm our reputation and business, regardless of whether such concerns or actions are justified.

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

We are dependent on two suppliers for the raw materials used to produce the active pharmaceutical ingredients in Mytesi and Canalevia-CA1. The termination of either of these contracts would result in a disruption to product development and harm our business for Mytesi, Canalevia-CA1 and Gelclair.

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

We are dependent upon third-party contract manufacturers, both for the supply of the active pharmaceutical ingredients in Mytesi and Canalevia-CA1, as well as for the supply of finished products for commercialization.

Indena is a producer of the API used to manufacture Canalevia-CA1 and Mytesi, as well as the botanical extract in Neonorm. Glenmark is the current manufacturer of crofelemer, the active API in Canalevia-CA1 and Mytesi. As announced in October 2015, we have entered into an agreement with Thermofisher, a provider of drug development and delivery solutions, under which Thermofisher provides enteric-coated tablets to us for use in humans and animals. We also may contract with additional third parties for the formulation and supply of finished products, which we will use in our planned studies and commercialization efforts.

We are dependent upon our contract manufacturers for the supply of the API in Mytesi, Canalevia-CA1 and our other products. We currently have sufficient quantities of the API used in Mytesi and Canalevia-CA1 to support our projected sales efforts. We are working with our contract manufacturers to increase the API manufacturing capacity of the API to support the sales forecast for 2025 and beyond. If our contract manufacturer cannot manufacture sufficient quantities of the API in a timely manner, we could suffer losses due to lost sales opportunities. We currently have sufficient quantities of the botanical extract used in Neonorm and Equilevia to support planned commercialization efforts for Neonorm and Equilevia. If we are not successful in reaching agreements with third parties on terms that we consider commercially reasonable for manufacturing and formulation of Mytesi and Canalevia-CA1, or if our contract manufacturer and formulator are not able to produce sufficient quantities or quality of the Mytesi and Canalevia-CA1 API or finished product under their agreements, it could delay our plans and harm our business prospects.

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

We currently have limited sales, marketing, or distribution capabilities, and prior to Napo’s launch of Mytesi for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy, and our launch of Neonorm for pre-weaned dairy calves and Canalevia-CA1 for CID in dogs, we had no experience in the sale, marketing, and distribution of human or animal health products. There are significant risks involved in building and managing a sales organization, including our potential inability to attract, hire, retain, and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities and entry into adequate arrangements with distributors or other partners would adversely impact the commercialization of Mytesi, Canalevia-CA1, Gelclair, and/or any of our other products. If we are not successful in commercializing Mytesi Canalevia-CA1, Gelclair, and/or any of our other products, for their respective currently approved or conditionally approved indications or for any potential follow-on indications, either on our own or through one or more distributors, or in generating upfront licensing or other fees, including through the previously announced licensing arrangement between Napo Pharmaceuticals, Inc. and Napo Therapeutics S.p.A., we may never generate significant revenue and may continue to incur significant losses, which would harm our financial condition and results of operations.

We will need to increase the size of our organization and may not successfully manage such growth.

As of December 31, 2024, we had forty-nine employees. Our ability to manage our growth effectively will require us to hire, train, retain, manage, and motivate additional employees and to implement and improve our operational, financial, and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial, and management systems in conjunction with our potential future growth, it could harm our business and operating results.

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

The misuse or extra-label use of Mytesi, Canalevia-CA1 and Gelclair and our human or animal prescription drug product candidates approved by regulatory authorities may harm our reputation or result in financial or other damages.

If our human or animal prescription drug product candidates are approved by regulatory authorities, there may be increased risk of product liability if physicians, veterinarians, patients, animal owners or others, as applicable, attempt to use such products extra-label, including the use of our products for indications or in species for which they have not been approved. Furthermore, the use of an approved human or animal drug such as Mytesi, Canalevia-CA1 and Gelclair for indications other than those indications for which such products have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any approved human or animal product for extra-label use, such agency could request that we modify our training or promotional materials and practices, and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the gastrointestinal health industry. Any of these events could harm our reputation and our operating results.

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

At some point, we could lose MUMS designation. The basis for a lost designation can include but is not limited to, our failure to engage with due diligence in moving forward with a nonconditional approval. In addition, MUMS designation may be withdrawn for a variety of reasons such as where the FDA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the prescription drug product to meet the needs of animals with the rare disease or condition. If this designation is lost, it could have a negative impact on the product and us, which includes but is not limited to, market exclusivity related to MUMS designation, or eligibility for grants as a result of MUMS designation.

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

We may face challenges obtaining favorable reimbursement and insurance coverage for Gelclair, which could limit its market adoption and commercial success.

Gelclair's commercial success significantly depends on obtaining favorable reimbursement and insurance coverage from third-party payers, including private insurance companies, Medicare, Medicaid, and other governmental programs. Even though Gelclair is FDA-approved and has demonstrated clinical benefits, insurers may limit reimbursement or require higher patient co-payments or other restrictions, potentially making Gelclair less accessible to patients. If we cannot secure adequate reimbursement or favorable coverage terms, healthcare providers and patients may be less likely to choose Gelclair, thereby adversely affecting its market adoption and our overall commercial performance and financial results.

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

Changing political environment in the US could adversely affect our business and financial performance.

The evolving political landscape in the US presents potential risks to our operations, including regulatory changes, policy uncertainty, or economic disruptions. These developments could lead to unforeseen administrative or financial burdens that adversely impact our business. While we monitor such developments closely, we currently do not maintain insurance coverage against political or regulatory risks. Any significant adverse changes in the US political or economic climate may materially impact our business operations, financial condition, and future prospects.

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

Our obligations to Streeterville are secured by a security interest in all of Napo’s NP-300 assets, so if we default on those obligations, Streeterville could foreclose on the NP-300 assets.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning in 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. The total minimum royalty payments will be approximately $27.0 million in 2026.

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

Our business, financial condition, results of operations, or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of the ongoing war in Ukraine, interest rate fluctuations, rising inflation, recession, or other global financial or geopolitical crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers and contract manufacturing organizations (“CMO”), possibly resulting in supply or manufacturing disruption. Any of the foregoing could harm our business and we cannot anticipate all the ways in which such conditions could adversely impact our business.

Substantially all of our revenue for recent periods has been received from two customers.

Substantially all of our revenue has been derived from two customers. Except for the shelter-in-place mandate, we have not been made aware by our customers if they have experienced issues that may materially impact our financial condition, liquidity or results of operations. We will continue to have dialogues with our customers.

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

We have a portfolio of US and foreign-issued patents and pending applications related to our products and product candidates. We have issued three US patents, which are listed in the FDA’s Orange Book for Mytesi. We plan to rely on certain of these issued patents as protection for Canalevia-CA1. The strength of patents in the field of pharmaceuticals and animal health involves complex legal and scientific questions and can be uncertain. We cannot be certain that pending applications will be issued as patents. For those patents that are already issued and even if other patents are successfully issued, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, our patents may not adequately protect our intellectual property or prevent others from designing around their claims. If the patents we have are not maintained, their scope is significantly narrowed, or if we cannot obtain issued patents from pending applications, our business and prospects will be harmed.

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

Periodic maintenance and annuity fees on any issued patent and, in certain jurisdictions, pending applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedurals, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our prescription drug products, prescription drug product candidates, and non-prescription products, our competitors might be able to enter the market, which would harm our business.

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

Given the amount of time required for the development, testing, and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized. The USPTO has issued a patent term extension certificate extending the term of US 7,341,744 by 1,075 days under 35 U.S.C 156. With respect to requests for patent term extensions, the applicable authorities, including the USPTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launching their product earlier than might otherwise be the case.

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

Filing, prosecuting and defending patents on human and animal drug products, product candidates and non-prescription products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the US. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent such competition.

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

On May 23, 2024, we effected a 1-for-60 reverse stock split of our outstanding voting common stock. Additionally, in 2020, the SEC approved a Nasdaq rule change to expedite the delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio of one for 250 shares, the company will not be able to avail itself of any compliance periods. Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this new Nasdaq rule.

On June 25, 2024, we received a letter from Nasdaq confirming that we have regained compliance with the bid price requirement under Listing Rule 5550(a)(2). However, in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year through June 25, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds that the Company again out of compliance with the bid price requirement, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial panel or a newly convened hearings panel if the initial panel is unavailable. The Company will have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On March 24, 2025, we effected a 1-for-25 reverse stock split of our outstanding voting common stock. All share amounts and warrant or option exercise prices contained in this report reflect that adjustment.

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

We have experienced and may continue to experience significant volatility in the price of our common stock. From January 2, 2024, through January 30, 2025, the share price of our common stock ranged from a high of $540 to a low of $19.5. The reason for the volatility in our stock is not well understood and may continue. Factors that may have contributed to such volatility include but are not limited to, those discussed previously in this “Risk Factors” section of this report and others, such as:

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
•
future issuances of shares of common stock or other securities;
•
general economic conditions in the US and abroad; and
•
market speculation regarding any of the foregoing.

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

You may be diluted by exercises of outstanding options and warrants, and issuances of securities pursuant to our ATM Agreement and/or our stockholder rights plan.

As of December 31, 2024, we had (i) outstanding options to purchase an aggregate of 30,469 shares of our common stock at a weighted average exercise price of $5,885.50 per share, (ii) outstanding options to purchase an aggregate of 1 share of our common stock issuable upon exercise of outstanding inducement options, with a weighted-average exercise price of $311.25 per share, (iii) 3,045 shares of our common stock issuable upon exercise of warrants outstanding, with weighted-average exercise price of $96.00, (iv) 5,518 shares of our common stock issuable upon vesting of outstanding RSUs, (v) 5,644 shares of our common stock issuable to third parties upon exercise of those shares, and (vi) 9 shares of our non-voting common stock issuable at an equivalent share of voting common stock. The exercise of such options, warrants, and vesting of RSUs will result in further dilution of your investment.

In addition, you may experience further dilution if we issue common stock in the future, including common stock issued pursuant to our existing At The Market Offering Agreement dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”) (as amended, the “ATM Agreement”), and securities issued upon exercise of the Rights pursuant to our stockholder rights plan. Pursuant to the ATM Agreement, we may offer and sell our common stock from time to time pursuant to the terms of the ATM Agreement. During the year ended December 31, 2024, we sold 388,634 shares of common stock pursuant to the terms of the ATM Agreement for net proceeds of $30.8 million.

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

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

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

Holders

As of March 31, 2025, there were approximately seventeen stockholders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in the nominee's name nor include holders of any RSUs.

Dividend Policy

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Recent Sales of Unregistered Securities

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 1,058 shares of the Company’s common stock, par value $0.0001 to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 5,333 shares of the Company’s common stock to Iliad in exchange for a $836,000 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On February 27, 2024, pursuant to the PIPE Purchase Agreement, each of the PIPE investors entered into an exchange agreement with the Company (each, a “PIPE Warrant Exchange Agreement” and collectively, the “PIPE Warrant Exchange Agreements”). Pursuant to the PIPE Warrant Exchange Agreements, the Company agreed to exchange the PIPE Warrants for shares of common stock at an exchange ratio of 1-for-2.5 (“PIPE Warrant Exchange Transaction”). Upon completion of the PIPE Warrant Exchange Transaction, the Company exchanged the PIPE Warrants to purchase up to 5,023 shares of Common Stock for 12,558 shares of Common Stock (the “PIPE Exchange Shares”), and the PIPE Warrants were terminated. The PIPE Exchange Shares would be subject to a twelve-month lock-up, and any other equity security of the Company other than the PIPE Exchange Shares owned by the PIPE investors as of the date of the PIPE Warrant Exchange Agreement would be subject to a six-month lock-up.

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

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 6,667 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock.

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., ("Gen") pursuant to which the Company issued 11,111 shares of the Company’s common stock at $3.00 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug Crofelemer with purchasers in certain Eastern European countries.

On March 19, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 5,556 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $180.00 per share of common stock.

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 262 shares of the Company’s common stock.

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 18,200 shares of the Company's common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 8,000 shares of the Company's common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on March 1, 2024, March 8, 2024, March 21, 2024, June 10, 2024, and July 16, 2024, there were no unregistered sales of equity securities during the period. Refer to Item 15. Subsequent Events for subsequent sales of unregistered securities.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar's wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescriptions from plants for essential supportive care and management of neglected GI symptoms across multiple complicated disease states. Our crofelemer drug product candidate is the subject of the OnTarget study, a recently conducted pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. The recently completed analysis of the prespecified subgroup of adult patients with breast cancer from OnTarget indicates that crofelemer achieved statistical significance in this subgroup. Patients with breast cancer accounted for 183 of the 287 participants in this unprecedented prophylactic clinical trial in adult patients with solid tumors receiving targeted therapy with or without standard chemotherapy. The OnTarget results in breast cancer were the subject of a poster presentation conducted December 11, 2024 at the San Antonio Breast Cancer Symposium ("SABCS"). Overall, crofelemer was significantly more effective than placebo in providing sustained response in breast cancer patients in OnTarget, potentially helping them stay on their cancer therapies. This research underscores the potential of crofelemer for prophylaxis of cancer therapy-related diarrhea (“CTD”). A full study report for the breast cancer results is expected to be submitted to a peer-reviewed journal.

As part of our strategy to expand our commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market, for Venture Life's 510(k) cleared oral mucositis prescription product, Gelclair, for the US market. Gelclair is a 510(k) cleared prescription product and can be commercialized without any clinical development costs for Jaguar. We initiated the commercial launch in October 2024 for Gelclair. Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a protective gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies, including oral mucositis/stomatitis. Unlike other products for oral mucositis, it is not a numbing agent and does not sting the mouth.

Jaguar is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy, in 2021, focusing on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”) an ultrarare congenital diarrheal disorder (“CDD"”). Jaguar Animal Health is a tradename of Jaguar Health. Magdalena Biosciences Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health conditions.

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

Jaguar is currently supporting three proof-of-concept (POC) investigator-initiated trials (IIT), and conducting two Phase 2 studies, of crofelemer for the rare diseases short bowel syndrome (SBS) with intestinal failure and/or MVID in the US, EU, and/or Middle East/North Africa regions. The Company’s Phase 2 study to evaluate the efficacy of crofelemer for MVID in pediatric patients has been initiated, as has the Company’s Phase 2 study to evaluate the efficacy of crofelemer for SBS with intestinal failure (SBS-IF) in adults, the independent IIT of crofelemer in pediatric patients with SBS-IF or MVID in Abu Dhabi in the United Arab Emirates, and the independent IIT in the US to evaluate crofelemer for SBS-IF in adults. The additional IIT is expected to initiate in Q2 2025, with the availability of the first POC IIT result potentially in H1 2025, and with additional POC IIT results expected throughout 2025. In accordance with the guidelines of specific European Union countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating conditions in 2025 while the company pursues approval of crofelemer for SBS and MVID from the EMA and the FDA. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow pathways for regulatory approval in the US and other regions and qualify crofelemer for participation in PRIME, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs, and in the FDA’s Breakthrough Therapies program. If a drug is designated as breakthrough therapy, the FDA will expedite the development and review of the drug.

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

The global phase 2 trial of crofelemer in adults with SBS-IF is taking place under a Clinical Trial Application ("CTA") approved by European health authorities. We expect that enrollment will continue in 2025 for the MVID phase 2 trial and the phase 2 trial for SBS with intestinal failure, with data expected in the beginning of 2026 for both trials.

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

As announced, Jaguar is seeking a partner to fund and execute the development and commercialization of NP-300 for the treatment of general, non-infectious diarrhea in dogs, in exchange for commercial rights to the product in the US Diarrhea is one of the most common reasons for veterinary office visits for dogs and is the second most common reason for visits to the veterinary emergency room, yet there are currently no FDA-approved drug to treat canine diarrhea. According to the American Veterinary Medical Association, there were an estimated 89.7 million dogs in the United States in 2024, with nearly half (45.5%) of US households owning a dog in 2024. Devastating diarrhea-related dehydration can occur rapidly for the animal, and the lack of control in urban settings where owners don't have easy access to outdoor facilities is a significant problem for families with dogs. Jaguar estimates that estimate that US veterinarians see approximately six million cases of acute and chronic diarrhea in dogs annually.

In January 2023, Jaguar and Filament, with funding from One Small Planet, formed the US-based joint venture Magdalena. Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's ETI program and Filament's corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar's proprietary medicinal plant library and Filament's proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar's library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD. Magdalena is currently approximately 40-percent owned by Jaguar.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net comprehensive losses were $39.0 million and $41.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had total stockholders' equity of $6.5 million, an accumulated deficit of $346.5 million, an accumulated other comprehensive loss of $467,000 and cash of $8.0 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the year ended December 31, 2024 amounted to $442,495.

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
•
Revenues from a 5-year in-license agreement with United Kingdom-based Venture Life, from which the Company was granted the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market.
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

As of December 31, 2024, the Company has incurred approximately $6.1 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

We expect research and development expenses to decrease as the Phase 3 OnTarget Trial concluded; though we expect start-up costs associated with our clinical trials for other indications.

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of December 31, 2024, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia-CA1 and Neonorm Calf or Neonorm Foal for the years ended December 31, 2024 and 2023.

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

Gain on Debt Extinguishment

Gain on debt extinguishment represents gains recognized related to the modifications, settlements, or exchanges of our borrowings that result in the derecognition of the original obligations.

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

Lease Commitments

The Company's lease obligations constitute a significant portion of its operating expenses and are anticipated to affect future cash flows. As of December 31, 2024, the Company has committed to multiple lease agreements, including a primary office lease in San Francisco that was amended on October 25, 2023, and extends until February 28, 2025. Accordingly, Suite 600’s base rent was amended to $22,000 monthly on its remaining terms.

Additionally, the Company has entered into a lease for Suite 400, which commenced on September 1, 2023, which was subsequently amended on October 25, 2023 and accounted for as a separate lease commencing on September 1, 2023, and expiring on August 31, 2030. The base rent for Suite 400 was $18,000 monthly in the first two years, $18,000 monthly in the third and fourth years, $19,000 monthly in the fifth and sixth years, $20,000 monthly in the seventh and eighth years, and $21,000 in the last year.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2024 and 2023, together with the change in such items in dollars and as a percentage.

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
Product revenue, net	$11,560	$9,761	$1,799	18.4%
License revenue	129	—	129	100.0%
Total revenue	11,689	9,761	1,928	19.8%
Operating expenses
Cost of product revenue	1,955	2,037	(82)	(4.0)%
Research and development	16,542	18,596	(2,054)	(11.0)%
Sales and marketing	7,692	6,460	1,232	19.1%
General and administrative	16,331	16,588	(257)	(1.5)%
Impairment loss on intangible assets	—	371	(371)	(100.0)%
Total operating expenses	42,520	44,052	(1,532)	(3.5)%
Loss from operations	(30,831)	(34,291)	3,460	(10.1)%
Interest expense	(231)	(6,382)	6,151	(96.4)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(9,485)	(5,125)	(4,360)	85.1%
Gain on extinguishment of debt	1,245	3,697	(2,452)	(66.3)%
Other income	51	200	(149)	(74.5)%
Loss before income tax expense	(39,251)	(41,901)	2,650	(6.3)%
Income tax expense	—	—	—	—%
Net loss	$(39,251)	$(41,901)	$2,650	(6.3)%
Net loss attributable to noncontrolling interest	$(759)	$(601)	$(158)	26.3%
Net loss attributable to common stockholders	$(38,492)	$(41,300)	$2,808	(6.8)%

Revenue

License revenue

License revenues increased by $129,000 from $0 for the year ended December 31, 2023 to $129,000 in the same period in 2024, due to license agreement entered by the Company with GEN on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of 5 years.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
Gross product sales
Mytesi	$15,218	$13,435	$1,783	13.3%
Canalevia	160	130	30	23.1%
Gelclair	49	—	49	100.0%
Neonorm	28	42	(14)	(33.3)%
Total gross product sales	15,455	13,607	1,848	13.6%
Medicaid rebates	(2,564)	(2,041)	(523)	25.6%
Sales discounts	(1,149)	(1,449)	300	(20.7)%
Sales returns	(182)	(356)	174	(48.9)%
Product revenue, net	$11,560	$9,761	$1,799	18.4%

Product revenue

Our gross product revenues were $15.5 million and $13.6 million for the years ended December 31, 2024 and 2023, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and exclusive distribution agreement for the sale of Gelclair.

The increase in gross product revenue of $1.8 million for the years ended December 31, 2024, compared to the same period in 2023 was primarily due to the increase in price of Mytesi and Canalevia-CA1, an increase to $15.2 million and $160,000, respectively. The Company launched Gelclair during the third quarter of 2024, and recognized $49,000 in revenue for the year ended December 31, 2024.

Sales discounts were $1.1 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $300,000 due to operational efficiencies and enhanced inventory management process.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $2.6 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively, an increase of $523,000 due to higher product utilization within the program coupled changes in rebates agreements.

Sales returns were $182,000 and $356,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of $174,000, relatively due to enhanced manufacturing process as compared to year 2023.

Cost of Product Revenue

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
Cost of Product Revenue
Direct labor	$896	$1,152	$(256)	(22.2)%
Material cost	796	885	(89)	(10.1)%
Distribution fees	186	(49)	235	(479.6)%
Other	77	49	28	57.1%
Total	$1,955	$2,037	$(82)	(4.0)%

The change in cost of product revenue of $82,000 for the year ended December 31, 2024 compared to 2023 was primarily due to:

•
Direct labor decreased by $256,000 from $1.2 million for the year ended December 31, 2023 to $896,000 in the same period in 2024, due to decrease in resources spent in testing and manufacturing of inventory.
•
Distribution fees increased by $235,000 from negative $49,000 for the year ended December 31, 2023, to $186,000 in the same period in 2024, due to the increase in warehouse fees driven by the increase in sales volume for Mytesi.
•
Other costs increased by $28,000 from $49,000 for the year ended December 31, 2023 to $77,000 in the same period in 2024 due to increase in royalties for Mytesi and Gelclair products, which are directly related to the increase in sales.

Research and Development Expense

The following table presents the components of research and development (“R&D”) expense for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
Research and Development:
Personnel and related benefits	$6,713	$5,815	$898	15.4%
Clinical and contract manufacturing	6,068	8,155	(2,087)	(25.6)%
Stock-based compensation	711	1,044	(333)	(31.9)%
Materials expense and tree planting	345	367	(22)	(6.0)%
Travel and other expenses	204	326	(122)	(37.4)%
Other	2,501	2,889	(388)	(13.4)%
Total	$16,542	$18,596	$(2,054)	(11.0)%

The change in R&D expense of $2.1 million for the year ended December 31, 2024 compared to 2023 was primarily due to:

•
Personnel and related benefits increased by $898,000 from $5.8 million for the year ended December 31, 2023 to $6.7 million in the same period in 2024 due to new internship program and employee promotions, increasing payroll and benefits expenses.
•
Clinical and contract manufacturing expenses decreased by $2.1 million from $8.2 million for the year ended December 31, 2023 to $6.1 million in the same period in 2024 as the Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Stock-based compensation expense decreased by $333,000 from $1.0 million for the year ended December 31, 2023 to $711,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, no significant equity grants, except for new hires.
•
Travel, and other expenses decreased by $122,000 from $326,000 for the year ended December 31, 2023 to $204,000 in the same period in 2024 primarily due to reduced travel activities associated with CTD as the trial came a close.
•
Other expenses consisting of consulting, formulation and regulatory fees decreased by $388,000 from $2.9 million for the year ended December 31, 2023, to $2.5 million in the same period in 2024 largely from the close-out of the CTD trial and mostly focused on statistical analyses of the CTD endpoints.

Sales and Marketing Expense

The following table presents the components of sales and marketing (“S&M”) expense for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$3,449	$3,025	$424	14.0%
Direct marketing fees and expense	2,407	1,903	504	26.5%
Stock-based compensation	149	152	(3)	(2.0)%
Other	1,687	1,380	307	22.2%
Total	$7,692	$6,460	$1,232	19.1%

The change in S&M expense of $1.2 million for the year ended December 31, 2024 compared to 2023 was primarily due to:

•
Personnel and related benefits increased by $424,000 from $3.0 million for the year ended December 31, 2023 to $3.4 million in the same period in 2024 due to additional headcount in relation to Gelclair, a new product launched in the fourth quarter of 2024, bonus paid, and increased in salary and cost of health benefits.
•
Direct marketing fees and expense increased by $504,000 from $1.9 million for the year ended December 31, 2023 to $2.4 million in the same period in 2024 due to reduced patient access programs and other Mytesi marketing initiatives, in line with reduction in budgets and discontinuance of some general marketing programs and additional services for the promotion of Gelclair, a new product launched in fourth quarter of 2024.

•
Other expenses consisting of third-party fees and travel expenses increased by $307,000 from $1.4 million for the year ended December 31, 2023 to $1.7 million in the same period in 2024 due to expanded market access activities and commercial partnerships.

General and Administrative Expense

The following table presents the components of general and administrative (“G&A”) expense for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2024	2023	Variance	Variance %
General and Administrative:
Personnel and related benefits	$4,724	$5,135	$(411)	(8.0)%
Legal services	1,805	2,009	(204)	(10.2)%
Public company expense	1,699	1,789	(90)	(5.0)%
Third-party consulting services	1,380	679	701	103.2%
Lease expense	817	877	(60)	(6.8)%
Stock-based compensation	781	916	(135)	(14.7)%
Audit, tax and accounting services	737	537	200	37.2%
Travel and other expenses	529	435	94	21.6%
Other	3,859	4,211	(352)	(8.4)%
Total	$16,331	$16,588	$(257)	(1.5)%

The change in G&A expenses of negative $257,000 for the year ended December 31, 2024 compared to 2023 was due primarily to:

•
Personnel and related benefits decreased by $411,000 from $5.1 million for the year ended December 31, 2023 to $4.7 million in the same period in 2024 due to reduction in headcount within the Finance and General Administration departments.
•
Legal services decreased by $204,000 from $2.0 million for the year ended December 31, 2023 to $1.8 million in the same period in 2024 primarily due to decreased legal consultations for contracts and agreements and other regulatory filings.
•
Third-party consulting services increased by $701,000 from $679,000 for the year ended December 31, 2023 to $1.4 million in the same period in 2024, mostly due to increase in headcount and business development activities related to Gelclair, an increase in accounting fees for complex accounting, and addition of new consultant for Napo Thera.
•
Stock-based compensation expense decreased by $135,000 from $916,000 for the year ended December 31, 2023 to $781,000 in the same period in 2024 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2023. Additionally, there are no significant equity grants, except for new hires.
•
Audit, tax and accounting services fees increased by $200,000 from $537,000 for the year ended December 31, 2023 to $737,000 in the same period 2024, primarily due to additional costs associated with financing activities and complex accounting transactions. This increase aligns with the rise in third-party consulting fees.
•
Travel and other expenses increased by $94,000 from $435,000 for the year ended December 31, 2023 to $529,000 in the same period in 2024 due to increased travel activity by the CEO to attract potential investors to the Company.
•
Other general and administrative expenses decreased by $352,000 from $4.2 million for the year ended December 31, 2023 to $3.9 million in the same period 2024 largely due to lower depreciation of fixed assets and lower amortization of intangible assets. The lower depreciation of fixed assets is due to some items becoming fully depreciated during the year, while the lower amortization for intangible assets is due to a write-down made in the prior year.

Interest Expense, net

Interest expense decreased by $6.2 million from $6.4 million for the year ended December 31, 2023 to $231,000 in 2024 primarily due to changes in accounting of certain debt instruments to FVO. The lower interest expense was offset by a higher loss in change in fair value of freestanding and hybrid financial instruments designated at FVO.

Change in Fair Value of Freestanding and Hybrid Financial Instruments Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO increased by $4.4 million, from a loss of $5.1 million in year ended December 31, 2023, to a loss of $9.5 million in the same period in 2024 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain or Loss on Extinguishment of Debt

Gain on extinguishment of debt decreased by $2.5 million from a gain of $3.7 million gain for the year ended December 31, 2023 to a gain of $1.2 million for the same period in 2024 primarily due to significant modifications of royalty interest agreements resulting to extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we had net losses of $39.3 million and $41.9 million, respectively, and expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At December 31, 2024, we had an accumulated deficit of $346.5 million and accumulated comprehensive loss of $467,000. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of December 31, 2024, we had cash of $8.0 million. While we are actively exploring various strategies to optimize our cash flows, we recognize that our current capital resources will not be sufficient to fund our operating plan for at least one year from the issuance of these consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the year ended December 31, 2024, were generated from the issuance of an aggregate of 388,634 shares of common stock under the ATM Agreement for total net proceeds of approximately $30.8 million, and issuance of an aggregate 11,111 common stock in exchange of License Agreement for total net proceeds of $1.2 million.

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

Liquidity Management

As of December 31, 2024, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced an increase in debt levels due to recent financing activities intended to support operational growth. In contrast, equity levels remain stable, though future fundraising efforts may affect the capital structure.

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

Comparison of Operating Income and Cash Flow

For the year ended December 31, 2024, the Company’s operating cash flows showed a significant improvement over the prior period, primarily due to reductions in cash outflows associated with operating expenses. Operating income, while still negative at a loss of $39.3 million, improved by $2.6 million, or 6%, over the prior period due to a decrease in total operating expenses. This reflects the Company's efforts in cost containment. However, while operating cash flows benefited from these reductions, the ongoing significant variation between operating income and operating cash flows, highlights challenges in achieving cash flow positivity due to high non-cash charges, such as depreciation and stock-based compensation, alongside increased working capital needs to support expanded operations. This variation highlights the Company’s strategic focus on managing liquidity to maintain operational stability and pursue growth opportunities effectively.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The following table shows a summary of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Total cash used in operating activities	$(29,384)	$(33,242)
Total cash used in investing activities	(231)	—
Total cash provided by financing activities	31,202	34,227
Effects of foreign exchange rate changes on assets and liabilities	(54)	15
Net increase in cash	$1,533	$1,000

Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities of $29.4 million resulted from our net comprehensive loss of $39.0 million adjusted by the change in fair value of freestanding and hybrid financial instruments designated at FVO of $9.5 million, depreciation and amortization expenses of $1.9 million, stock-based compensation of $1.6 million, amortization of operating lease right-of-use assets of $458,000, amortization of debt issuance costs, debt discount, and non-cash interest expense of $274,000, share in joint venture’s loss of $138,000, shares issued in exchange for services of $9,000, gain on extinguishment of debt $1.2 million, and net changes in operating assets and liabilities of $3.0 million.

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

Cash Used in Investing Activities

During the year ended December 31, 2024, cash used in investing activities of $231,000 consisted of a $16,000 purchase of equipment and purchase of intangible asset of $215,000. This reflects management's commitment to maintaining liquidity, as there were no cash outflows for investing activities in the prior year.

There is no cash used in investing activities during the year ended December 31, 2023.

Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $31.2 million consisted of $30.8 million in net proceeds from shares issued in an At the Market offering, $1.2 million proceeds from the issuance of common shares in exchange of License Agreement, offset by $608,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Net cash provided by financing activities of $31.2 million in 2024, primarily from an ATM offering and share issuance related to licensing agreement. This trend underscores the Company's ongoing necessity to leverage external financing to address cash flow shortfalls from operations.

During the year ended December 31, 2023, net cash provided by financing activities of $34.2 million consisted of $32.1 million in net proceeds from shares issued in an At the Market offering, $1.2 million net proceeds from issuance of warrants in PIPE financing, investment from non-controlling interest of $1.2 million and $611,000 net proceeds from issuance of preferred shares in PIPE financing, offset by $853,000 repayment of insurance financing, and $100,000 in principal payments of Tempesta Note.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Health, Inc.

101 Larkspur Landing Circle Suite 321 Larkspur, California 94939 415.448-5061 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jaguar Health, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jaguar Health, Inc., and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Intangible asset and impairment assessment

As described in Note 2 to the consolidated financial statements, as part of an earlier business combination, the Company recognized an intangible asset consisting of in-process research and development ("IPR&D") initially valued at $4.8 million. As of December 31, 2024, the IPR&D balance was $4.8 million. Management conducts an impairment test at least annually, in the fourth quarter of the fiscal year or whenever there is an indication that the asset may be impaired. Potential impairment is identified by comparing the fair value of the IPR&D to its carrying value. As of December 31, 2024, management noted that an indicator of potential impairment existed due to a decline in the market capitalization. Management performed a quantitative assessment and determined that there was no asset impairment charge related to IPRD. Fair value is estimated by management using a discounted cash flow model. Management's cash flow projections included significant judgments and assumptions relating to amount and timing of projected future cash flows and discount rates.

The principal considerations for our determination that performing procedures relating to the Intangible asset's initial valuation and impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to amount and timing of projected future cash flows and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows and discount rates. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and discount rates involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rates assumption.

/s/ RBSM, LLP

RBSM LLP

We have served as the Company's auditor since 2022.

Larkspur, California

March 31, 2025

PCAOB ID Number 587

New York, NY Washington DC Las Vegas, NV, San Francisco, CA Athens, GRE Beijing, CHN Mumbai, and Pune IND

Member ANTEA INTERNATIONAL with offices worldwide

JAGUAR HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash	$8,002	$6,469
Accounts receivable, net	1,527	1,967
Other receivable	120	217
Inventory	10,345	9,189
Prepaid expenses and other current assets	12,204	10,121
Total current assets	32,198	27,963
Property and equipment, net	464	496
Operating lease - right-of-use asset	936	1,176
Intangible assets, net	18,479	20,116
Other assets	1,348	1,012
Total assets	$53,425	$50,763

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$5,286	$4,974
Accrued liabilities	1,911	3,798
Deferred revenue	170	—
Operating lease liability, current	299	348
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $11.9 million as of December 31, 2024, and $0 December 31, 2023, respectively)	12,038	4,867
Total current liabilities	19,704	13,987
Operating lease liability, net of current portion	686	886
Deferred revenue - long term	553	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $21.7 million as of December 31, 2024, and $31.0 million December 31, 2023, respectively)	23,503	30,993
Total liabilities	44,446	45,866

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 178 and 0 shares designated from 10,000,000 preferred stock authorized at December 31, 2024, and December 31, 2023; 99 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	2,485	—

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 and 137 shares designated from 10,000,000 preferred stock authorized at December 31, 2024, and December 31, 2023; 0 and 122 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Series H convertible preferred stock: $0.0001 par value; 105 and 105 shares designated from 10,000,000 preferred stock authorized at December 31, 2024, and December 31, 2023; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Series I convertible preferred stock: $0.0001 par value; 118 and 118 shares designated from 10,000,000 preferred stock authorized at December 31, 2024, and December 31, 2023; 0 and 56 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at December 31, 2024, and December 31, 2023; 528,440 and 48,942 issued and outstanding at December 31, 2024, and December 31, 2023	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at December 31, 2024, and December 31, 2023; 9 shares issued and outstanding at December 31, 2024, and December 31, 2023	—	—
Additional paid-in capital	354,234	313,862
Noncontrolling interest	(791)	(64)
Accumulated deficit	(346,482)	(308,249)
Accumulated other comprehensive loss	(467)	(652)
Total stockholders' equity	6,494	4,897
Total liabilities, redeemable preferred stock and stockholders' equity	$53,425	$50,763

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2024	2023
Product revenue, net	$11,560	$9,761
License revenue	129	—
Total revenue, net	11,689	9,761
Operating expenses
Cost of product revenue	1,955	2,037
Research and development	16,542	18,596
Sales and marketing	7,692	6,460
General and administrative	16,331	16,588
Impairment loss on intangible assets	—	371
Total operating expenses	42,520	44,052
Loss from operations	(30,831)	(34,291)
Interest expense	(231)	(6,382)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(9,485)	(5,125)
Gain on extinguishment of debt	1,245	3,697
Other income	51	200
Loss before income tax expense	(39,251)	(41,901)
Income tax expense	—	—
Net loss	(39,251)	(41,901)
Net loss attributable to noncontrolling interest	$(759)	$(601)
Net loss attributable to common stockholders	$(38,492)	$(41,300)
Net loss per share, basic and diluted	$(130.69)	$(2,678.17)
Weighted-average common stock outstanding, basic and diluted	294,534	15,421

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2024	2023
Net loss	$(39,251)	$(41,901)
Other comprehensive gain	217	31
Net comprehensive loss	$(39,034)	$(41,870)
Common stockholders:
Net loss attributable to common stockholders	$(38,492)	$(41,300)
Other comprehensive loss attributable to common stockholders
Translation adjustments	185	28
Net comprehensive loss attributable to common stockholders	$(38,307)	$(41,272)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(759)	$(601)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	32	3
Net comprehensive loss attributable to noncontrolling interests	$(727)	$(598)

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2023	—	$—	—	$—	—	$—	—	$—	1,455	$—	9	$—	$266,969	$(699)	$(266,949)	$(680)	$(1,359)
Common stock issued in At the Market offering, net of issuance and offering costs of $242	—	—	—	—	—	—	—	—	36,190	—	—	—	32,101	—	—	—	32,101
Preferred stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	32	—	118	—	—	—	—	—	2,202	—	—	—	2,202
Common stock issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	4,163	—	—	—	2,065	—	—	—	2,065
Common stock issued to Irving in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	1,371	—	—	—	2,021	—	—	—	2,021
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	73	—	—	—	—	—	—	—	1,730	—	—	—	1,730
Preferred stock issued in PIPE financing, net of issuance and offering costs of $12	—	—	137	—	—	—	—	—	—	—	—	—	611	—	—	—	611
Common shares issued to Streeterville from conversion of Series H Preferred Stock	—	—	—	—	(73)	—	—	—	2,433	—	—	—	—	—	—	—	—
Common stock issued to Irving from conversion of Series I Preferred Stock	—	—	—	—	—	—	(62)	—	1,990	—	—	—	—	—	—	—	—
Common stock issued to Irving from conversion of Series H Preferred Stock	—	—	—	—	(32)	—	—	—	1,067	—	—	—	—	—	—	—	—
Common shares issued to from conversion of Series G Preferred Stock	—	—	(15)	—	—	—	—	—	250	—	—	—	—	—	—	—	—
Common stock issued upon exercise of restricted stock units	—	—	—	—	—	—	—	—	9	—	—	—	9	—	—	—	9
Common stock issued to third party for services	—	—	—	—	—	—	—	—	13	—	—	—	172	—	—	—	172
RSUs issued	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Additional investments from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	1,233	—	—	1,233
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	—	—	1,235	—	—	—	1,235
Warrants issued to Irving in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Warrants issued to Iliad in exchange for Standstill	—	—	—	—	—	—	—	—	—	—	—	—	535	—	—	—	535
Warrants issued to Irving through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	61	—	—	—	61
Warrants issued to Streeterville through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	59	—	—	—	59
Warrants issued to Iliad through Royal Global Amendment Exchange	—	—	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,103	—	—	—	2,103
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(601)	(41,300)	—	(41,901)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	3	—	28	31
Balances as of December 31, 2023	—	$—	122	$—	—	$—	56	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897

The accompanying notes are an integral part of these consolidated financial statements.

	Redeemable preferred stock		Series G Convertible preferred stock		Series H Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2024	—	$—	122	$—	—	$—	56	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $157	—	—	—	—	—	—	—	—	388,636	—	—	—	30,759	—	—	—	30,759
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	47,281	—	—	—	4,906	—	—	—	4,906
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	—	—	12,221	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	—	—	11,111	—	—	—	1,150	—	—	—	1,150
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from the conversion of warrants	—	—	—	—	—	—	—	—	12,557	—	—	—	—	—	—	—	—
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	—	—	2,033	—	—	—	—	—	—	—	—
Common stock issued to third party for services	—	—	—	—			—	—	1,829	—	—	—	9	—	—	—	9
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	—	—	(56)	—	1,798	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	1,058	—	—	—	166	—	—	—	166
Common stock issued upon exercise of restricted stock units	—	—	—	—			—	—	973	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,564	—	—	—	1,564
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(759)	(38,492)	—	(39,251)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	32	—	185	217
Balances as of December 31, 2024	99	$2,485	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net comprehensive loss	$(39,034)	$(41,870)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	9,485	5,125
Depreciation and amortization expenses	1,900	2,013
Stock-based compensation, vested and released restricted stock units, and exercised stock options	1,641	2,112
Amortization of operating lease - right-of-use-asset	458	375
Amortization of debt issuance costs, debt discount, and non-cash interest expense	274	13,206
Share in joint venture's loss	138	51
Shares issued in exchange for services	9	171
Gain on extinguishment of debt	(1,245)	(3,697)
Impairment loss on intangible assets	—	371
Changes in assets and liabilities
Accounts receivable	440	(88)
Other receivable	86	386
Inventory	(1,156)	(2,165)
Prepaid expenses and other current assets	(1,513)	(5,011)
Other assets	(336)	(17)
Accounts payable	328	(855)
Accrued liabilities	(1,131)	(2,955)
Deferred revenue	723	—
Operating lease liability	(451)	(394)
Total cash used in operating activities	(29,384)	(33,242)
Cash flows from investing activity
Purchase of equipment	(16)	—
Purchase of intangible assets	(215)	—
Total cash used in investing activity	(231)	—
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $157 and $242 in 2024 and 2023, respectively	30,760	32,100
Proceeds from issuance of common shares in exchange for License Agreement	1,150	—
Payment of Tempesta Note	(100)	(100)
Repayment of insurance financing	(608)	(853)
Investment from noncontrolling interest	—	1,233
Proceeds from issuance of warrants in PIPE financing	—	1,236
Proceeds from issuance of preferred stock in PIPE financing, net of issuance and offering costs of $12	—	611
Total cash provided by financing activities	31,202	34,227
Effects of foreign exchange rate changes on assets and liabilities	(54)	15
Net increase in cash	1,533	1,000
Cash at beginning of the year	6,469	5,469
Cash at end of the year	$8,002	$6,469

JAGUAR HEALTH, INC.

STATEMENTS OF CASH FLOWS (continued)

	Year Ended
	December 31,
	2024	2023
Supplemental schedule of cash flow information
Cash paid for interest	$14	$35
Supplemental schedule of non-cash financing and investing activities
Common stock issued to Iliad in exchange for notes payable and accrued interest	$4,906	$2,065
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$4,485	$1,730
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$1,999	$—
First Insurance Financing	$519	$676
Recognition of operating lease - right-of-use asset and operating lease liability	$221	$30
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$166	$—
Umbrella Insurance Financing	$52	$110
Preferred stock issued to Irving in exchange of notes payable and accrued interest	$—	$2,201
Common stock issued to Irving in exchange of notes payable and accrued interest	$—	$2,021
Warrants issued to Irving in exchange of Standstill	$—	$1,934
Warrants issued to Iliad in exchange of Standstill	$—	$535
Lease modification	$—	$441
Warrants issued to Irving due to Royal Interest Global Amendment	$—	$61
Warrants issued to Streeterville due to Royal Interest Global Amendment	$—	$59
Warrants issued to Iliad due to Royal Interest Global Amendment	$—	$54

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

On March 15, 2021, Jaguar established Napo EU S.p.A (which changed its name in December 2021 to “Napo Therapeutics”) in Milan, Italy as a subsidiary of Napo. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key orphan target indications: short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (MVID), an ultrarare congenital diarrheal disorder (“CDD”).

The Company manages its operations through two segments – human health and animal health, and is headquartered in San Francisco, California.

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $346.5 million as of December 31, 2024. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiaries with controlling interest. All inter-company transactions and balances have been eliminated in consolidation. The Company's reporting currency is the US dollar.

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% and 88% by the Company and 11% and 12% by private investors as of December 31, 2024 and 2023, respectively. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of December 31, 2024 and 2023.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of December 31, 2024 and 2023. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a bank and cash balances generally exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the years ended December 31, 2024 and 2023, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2024 and 2023, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the US. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2024	2023
Customer 1	33%	28%
Customer 2	54%	56%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	December 31,	December 31,
	2024	2023
Customer 1	30%	32%
Customer 2	57%	57%

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

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of December 31, 2024 and 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or API provided by third-party processors, Probos and Corfasac, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of Crude Plant Latex (“CPL”), recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon, with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed Crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of December 31, 2024 and 2023. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

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

Property and Equipment

Land is stated at cost, reflecting the fair value of the property at July 31, 2017, the date of the Napo merger. Equipment is stated at cost, net of accumulated depreciation. Equipment begins to be depreciated when it is placed into service. Depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years.

Expenditures for repairs and maintenance of assets are charged to expenses as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the audited consolidated statement of operations.

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

The Company evaluated the carrying value of its internal use software costs as of December 31, 2023, in accordance with ASC 360-10, Impairment of Long-lived Assets to be Held or Used. Based on the evaluation, the Company determined that the internal use software costs – registry's carrying value as of December 31, 2023, were no longer recoverable and recorded a corresponding impairment loss. The impairment loss was calculated as the difference between the registry's carrying value and its estimated fair value on December 31, 2023. The fair value was determined using a discounted cash flow (“DCF”) model, a Level 3 evaluation technique under ASC 820, Fair Value Measurements (“ASC 820”). The DCF model utilized entity-specific assumptions regarding future sales volume, pricing, and costs. These assumptions considered factors such as the continuity of existing customer relationships, potential shifts in economic conditions, and other relevant market influences. The net cash flows generated by the model were then discounted to present value using a rate reflective of the time value of money and the inherent use associated with the expected cash flows. The discount rate was based on the comparable debt instrument deemed appropriate by management. Given the changing market conditions, there is a reasonable possibility that the estimates used to determine the registry's fair value may require adjustments in the near future. Any such changes in assumptions could result in further impairment charges. The Company recognized an expense for the year ended December 31, 2023, and a corresponding reduction in the carrying value of the internal use software costs – registry as a result of the impairment. As of December 31, 2024 the Company determined that none of its internal use software costs – registry were deemed impaired.

Long-lived Assets

The Company regularly reviews the carrying value and estimated lives of all its long-lived assets, including property and equipment and definite-lived intangible assets, to determine whether indicators of impairment exist that warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. If the Company determines that events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (measured based on the difference between the fair value and the asset's carrying value) are treated as permanent reductions in the carrying amount of the assets (asset group). For the years ended December 31, 2024 and 2023, the Company determined that none of its long-lived were deemed impaired.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company did not record any impairment for the years ended December 31, 2024 and 2023.

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

The Company elected to include both the lease and non-lease components as a single component and account for its lease.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including related salaries, clinical trials, and related drug and non-drug product costs, contract services, and other outside service expenses. Research and development expenses are charged to operating expenses during the period incurred.

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

Contracts - Distribution Agreement

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributors, who then sell the products to end customers. Since 2021, the Company has entered into one distribution agreement with an established distributor to distribute the Company’s animal health products in the United States. The distribution agreement and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $11.3 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $160,000 and $130,000 for the years ended December 31, 2024 and 2023, respectively. The Company recognized Neonorm revenues of $28,000 and $42,000 for the years ended December 31, 2024 and 2023, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $10.0 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively.

Contracts – Exclusive Distribution Agreement

On April 12, 2024, the Company entered into a five-year exclusive in-license agreement with Venture Life Group PLC (“Venture Life”), a United Kingdom-based international consumer health company. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market. The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding VAT) to Venture Life. Additionally, the Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term. The royalty expense will be recognized as The non-refundable license fee has been capitalized as license under intangible assets, while the running royalty will be recognized as royalty expense. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

Performance obligations

The Company identified a single performance obligation, which is the exclusive rights to market Gelclair in the US market. The Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term.

Transaction price

Transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties.

Allocate transaction price

The entire transaction price is allocated to the single performance obligation contained in the contract.

Revenue recognition

The single performance obligation is satisfied over-time, throughout the five-year license period.

Product Revenue

For the year ended December 31, 2024, the Company recognized a revenue of $49,000. As of December 31, 2024, the total royalty expense associated with this contract amounted to $15,000.

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

License Revenue

For the year ended December 31, 2024, license fees recognized from the contract with GEN amounted to $129,000. As of December 31, 2024, the total deferred revenue associated with this contract amounted to $723,000.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the Company has entered amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the years ended December 31, 2024 and 2023.

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

The Company did not modify any equity-classified preferred stock for the years ended December 31, 2024 and 2023.

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

Translation adjustments result from translating the functional currency of subsidiary financial statements into the US Dollar reporting currency. These translation adjustments are reported separately and accumulated in the consolidated balance sheets as a component of accumulated other comprehensive gain or loss.

Comprehensive Loss

The Company follows ASC 220, Income Statement—Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

For the years ended December 31, 2024 and 2023, the amount of other comprehensive income from translation adjustments were $217,000 and $31,000, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the years ended December 31, 2024 and 2023, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the years ended December 31, 2024 and 2023.

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

The ASU requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. For each interim period, the total of the reportable segments’ amount for the measures of profit or loss is to be reconciled to the public entity's consolidated income before income taxes and discontinued operations. For each annual period, the total of the reportable segments’ amounts for the measures of profit or loss, revenues, and assets is to be reconciled to the public entity's consolidated income before income taxes and discontinued operations. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company early adopted the ASU on its interim period reporting as of and for the period ended September 30, 2024.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosures regarding the nature of expenses included in the income statement. This update responds to investor feedback requesting greater transparency in financial reporting by requiring entities to provide a tabular disclosure of specified natural expense categories within relevant expense captions. The disclosure requirements include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion expenses, among others. Additionally, entities must provide qualitative descriptions of any remaining amounts not separately disaggregated and disclose total selling expenses.

The amendments in this update apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Entities may apply the requirements prospectively, with an option for retrospective application. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

The Company has assessed recently issued accounting pronouncements and determined that there are no other new standards expected to have a material impact on its financial statements. However, the Company will continue to monitor developments in accounting standards and evaluate their relevance as they arise.

3. Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$5,215	$5,215
Uptown	—	—	9,615	9,615
Streeterville 2	—	—	8,673	8,673
Streeterville Note	—	—	11,853	11,853
Total fair value	$—	$—	$35,356	$35,356

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$6,862	$6,862
Uptown	—	—	7,473	7,473
Streeterville 2	—	—	6,815	6,815
Streeterville Note	—	—	9,793	9,793
Total fair value	$—	$—	$30,943	$30,943

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Year Ended
	December 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793
Additions	—	—	—	—
Exchanges	(4,906)	—	(166)	—
Settlements	—	—	—	—
Change in fair value	3,259	2,142	2,024	2,060
Ending fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853

	Year Ended
	December 31, 2023
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note
Beginning fair value of Level 3 liability	$—	$—	$—	$7,839
Additions	6,580	7,478	6,154	—
Exchanges	(789)	(1,444)	—	—
Change in fair value	1,071	1,439	661	1,954
Ending fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of December 31, 2024 amounted to $7.8 million and $11.9 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of December 31, 2024 amounted to $21.1 million and $23.5 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the Streeterville Note:

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	7.46%-25.53% (25.53%)	9.02%-24.59% (24.59%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $464,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $464,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have decreased by $1.64 million.

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have increased by $12.71 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.10%-73.27%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $6.78 million.

If expected cash flows by Management considered the Scenario with the most significant amount of indicated value, FV would have increased by $1.68 million.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2024	2023	to fair value
Risk Adjusted Discount Rate	7.5%-27.53% (27.53%)	9.02%-26.59% (26.59%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $397,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $404,000.

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

For the year ended December 31, 2024 and 2023, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2024
Iliad	$5,215	$2,220	$4,484	$(1,489)
Uptown	9,615	7,994	5,347	(3,726)
Streeterville 2	8,673	10,094	2,024	(3,445)
Streeterville Note	11,853	6,000	815	5,038

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2023
Iliad	$6,862	$7,292	$3,621	$(4,051)
Uptown	7,473	7,994	4,058	(4,579)
Streeterville 2	6,815	10,273	950	(4,408)
Streeterville Note	9,793	6,000	546	3,247

4. Related Party Transactions

BOD Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the years ended December 31, 2024 and 2023, the Company paid its directors approximately $442,000 and $498,000 in cash compensation, respectively.

5. Commitments and Contingencies

Commitments

Leases

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease began on September 1, 2021, and will expire on February 28, 2025, unless terminated earlier. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it; hence, the lease term only includes the non-cancellable period of three years plus the period of early occupancy.

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

The table below provides additional details of the office space and vehicle leases presented in the consolidated balance sheet as of December 31, 2024, and December 31, 2023:

	December 31,	December 31,
	2024	2023
(in thousands)
Operating lease - right-of-use asset - office space	819	982
Operating lease - right-of-use asset - vehicles	117	194
Total	$936	$1,176

Operating lease liability, current	299	348
Operating lease liability, net of the current portion	686	886
Total	$985	$1,234

Weighted-average remaining life (years)	4.44	4.76
Weighted-average discount rate	20.75%	21.34%

Lease costs included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2024 and 2023, were approximately $817,000 and $877,000, respectively.

For the years ended December 31, 2024 and 2023, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $451,000 and $394,000, respectively.

Non-cash investing and financing activities for the years ended December 31, 2024 and 2023, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $221,000 and $30,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
(in thousands)
2024	$—	$562
2025	455	346
2026	266	266
2027	233	233
2028	240	240
2029	247	247
2030	168	168
Total undiscounted operating lease payments	1,609	2,062
Imputed interest expenses	(624)	(828)
Total operating lease liability	985	1,234
Less: Operating lease liability, current	299	348
Operating lease liability, net of current portion	$686	$886

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of December 31, 2024, the remaining commitment is 250 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the years ended December 31, 2024 and 2023, the Company paid Integrium $505,000 and $1.8 million, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the years ended December 31, 2024 and 2023, the Company paid Glenmark $1.5 million and $3.0 million, respectively.

Revenue Sharing Commitment Update

On December 14, 2017, the Company announced its entry into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company's non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of the Agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments, or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing United Arab Emirates (“UAE”) network and contacts and assist the Company with any legal or financial requirements. The agreement became effective on December 13, 2017, and will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. No payments have been made to date.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the year ended December 31, 2024, of Magdalena is as follows:

	December 31,	December 31,
	2024	2023
(in thousands)
Revenue	$—	$—
Operating expenses	(344)	(128)
Loss before income tax	(344)	(128)
Income tax expense	—	—
Net loss	$(344)	$(128)
Net loss attributable to the Company	$(138)	$(51)

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with Gen, issuing 11,111 shares of common stock at $3.00 per share for gross proceeds of approximately $2.0 million. The transaction was consummated in connection with exclusive license and commercialization agreement for Crofelemer in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the year ended December 31, 2024, the Company recognized $129,000 related to the license granted.

April 2024 Agreement for Gelclair

On April 12, 2024, the Company entered into an exclusive 5-year in-license agreement with Venture Life, for the exclusive rights to market Gelclair within the US market. The agreement will automatically be renewed for an additional five-year term, totaling ten years, if the Company meets all Minimum Purchase Obligations (“MPOs”) and minimum net sales obligations.

The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding VAT) and will pay a running royalty based on a percentage of the net sales throughout the agreement term. The non-refundable license fee has been capitalized as License under Intangible Assets, while the running royalty will be recognized as royalty expense.

The Company commenced the commercial launch of Gelclair in October 2024. Accordingly, amortization expense and royalty expense were recognized for the year ended December 31, 2024.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the US, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of years ended December 31, 2024, as the Company could not predict the ultimate outcome of these matters or reasonably estimate the potential exposure.

6. Balance Sheet Components

Inventory

Inventory at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Raw material	$1,850	$2,057
Work in process	7,407	6,517
Finished goods	1,088	615
Inventory	$10,345	$9,189

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $4.1 million and $2.1 million as of December 31, 2024 and 2023 are included in the prepayments and other assets account. The Company’s proof-of-concept (“POC”) data is expected to be completed by the end of 2025. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	23	7
Total property and equipment at cost	977	961
Accumulated depreciation	(513)	(465)
Property and equipment, net	$464	$496

Depreciation and amortization expense was $48,000 and $61,000 for the years ended December 31, 2024 and 2023, respectively.

Intangible assets, net

Intangible assets consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(12,361)	(10,694)
Developed technology, net	12,639	14,306
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(148)	(128)
Trademarks, net	152	172
Internal use software costs - registry	1,237	1,236
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(512)	(370)
Internal use software costs - registry, net	354	495
Patents	361	361
Accumulated patents amortization	(36)	(18)
Patents, net	325	343
License	215	—
Accumulated license amortization	(6)	—
License, net	209	—
Total intangible assets, net	$18,479	$20,116

Amortization expense of finite-lived intangible assets was $1.9 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2024:

(in thousands)	Amounts
2025	1,823
2026	1,823
2027	1,823
2028	1,823
2029	1,823
Thereafter	4,564
$13,679

Accrued Liabilities

Accrued liabilities at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued chargebacks and discounts	572	68
Accrued vacation	393	377
Accrued payroll and commission	133	208
Accrued audit and tax services	100	162
Accrued legal costs	34	117
Accrued local tax	13	122
Accrued interest	4	719
Accrued payroll tax	1	8
Accrued other	661	2,017
Total	$1,911	$3,798

Other accrued liabilities as of December 31, 2024 and 2023 mainly consist of consultancy fees, contract fees and scientific advisory board fees.

7. Debt

Notes payable at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Notes designated at Fair Value Option	$35,356	$30,943
Insurance Financing	135	172
Tempesta Note	50	150
Royalty Interest*	—	5,635
Total	35,541	36,900
Less: Unamortized discount and debt issuance costs	—	(1,040)
Note payable, net of discount	$35,541	$35,860
Notes payable - non-current, net	$23,503	$30,993
Notes payable - current, net	$12,038	$4,867
Weighted average interest rate on short-term borrowings	7.36%	5.04%

* Notes with royalty interest not designated at FVO.

The Company paid $14,000 and $35,000 in interest on its debt for the years ended December 31, 2024 and 2023, respectively.

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

The company entered into several exchange agreements from April 13, 2021, to March 9, 2022, whereby the Company agreed to partition $8.0 million from the original outstanding balance of the royalty interest and exchange for a total of 76 shares of the Company’s common stock. The period between the first and last exchanges from February 11, 2022 to March 9, 2022, occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 13 exchange were used in applying the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

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

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from May 13, 2022, to November 18, 2022, whereby the Company agreed to partition $1.9 million from the outstanding balance of the royalty interest and exchange for a total of 80 shares of the Company’s common stock. These exchange agreements were individually assessed and accounted for as debt modification.

On March 17 and 23, 2023, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $992,000 and $227,000, respectively, from the outstanding balance of the royalty interest and exchange for 10 and 2 shares, respectively, of the Company’s stock.

The exchanges that occurred within the 12 months before the May 13, 2022 exchange were previously accounted for as extinguishment; therefore, cumulative assessment was no longer performed.

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville Capital, LLC (“Streeterville”, and together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (c) and the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 551 shares of the common stock, (ii) Uptown warrants to purchase up to 492 shares of the common stock, and (iii) Streeterville warrants to purchase up to 1,262 shares of the common stock, at an exercise price of $720.00 per share.

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

On June 30, 2023, the Company entered into a binding memorandum of understanding (the “Binding MOU”) with the Investor to modify the allocation of the warrants as set forth in the Standstill Agreement such that the Company issued (i) Iliad warrants to purchase up to 1,141 shares of the common stock and (ii) Uptown warrants to purchase up to 1,404 shares of the common stock, and no warrants were issued to Streeterville under the Standstill Agreement.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Royalty Interest. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $555.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

The cumulative effect of the exchanges to the October 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the consolidated statements of operations amounting to $2.0 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the October 2020 Royalty Interest under the FVO.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 3,250 shares of the Company’s Common Stocks to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 5,333 shares of the Company’s common stock to Iliad in exchange for a $836,000 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 262 shares of the Company’s common stock.

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 18,200 shares of the Company's common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 8,000 shares of the Company's common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On December 31, 2024 and 2023, the fair value of Iliad's royalty interests was determined to be $5.2 million and $6.9 million. For the year ended December 31, 2024, the net change in the fair value of Iliad's royalty interests was $1.6 million. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the consolidated statements of operations.

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

On February 8, 2023, the Company entered into an exchange agreement with Uptown, pursuant to which the parties agreed to partition $675,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 100 shares of the Company’s stock.

On May 8, 2023, the Company entered into an exchange agreement with Uptown to (i) partition a new royalty interest in the royalty repayment amount of $1.1 million from the outstanding balance of the royalty interest and exchange for 1,272 shares of the Company’s common stock.

On the same date, the Company entered into the Standstill Agreement as described above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 175 shares of the Company’s common stock at an exercise price of $555.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

The cumulative effect of the exchanges to the December 2020 Royalty Interest resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the consolidated statements of operations amounting to $2.7 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the December 2020 Royalty Interest under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On December 31, 2024 and 2023, the fair value of Uptown's royalty interests was determined to be $9.6 million and $7.5 million. For the year ended December 31, 2024, the net change in the fair value of Uptown's royalty interests was $2.1 million. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the consolidated statements of operations.

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

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from August 17, 2022, to September 30, 2022, whereby the Company agreed to partition $5.4 million from the outstanding balance of the royalty interest and exchange for a total of 207 shares of the Company’s common stock with a par value of $0.0001 in accordance with the term of the Royalty Interest Exchange Agreement. These exchange agreements were collectively assessed and accounted for as debt modification.

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

Interest expense for the years ended December 31, 2024 and December 31, 2023, were $420,000 and $2.1 million, respectively. As of December 31, 2024 and 2023, the carrying value of the debt was $0 and $4.6 million, respectively.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, such that the Company issued Streeterville warrants to purchase 10,200 shares of the common stock the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000.00, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest. As a material consideration for Streeterville’s agreement to enter into these amendments, the Company agreed to issue Streeterville warrants to purchase up to 170 shares of the Company’s common stock at an exercise price of $555.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

The cumulative effect of the exchanges to the August 2022 Royalty Interest resulted in significant modifications, which were accounted for as extinguishment. The Company recorded an extinguishment loss in the consolidated statements of operations amounting to $1.0 million The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the August 2022 Royalty Interest resulted under the FVO accounting.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 1,058 shares of the Company’s common stock, par value $0.0001 to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On December 31, 2024 and 2023, the fair value of Streeterville's royalty interests was determined to be $8.7 million and $6.8 million, respectively. For the year ended December 31, 2024, the net change in the fair value of Streeterville's royalty interests was $2.0 million. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of December 31, 2024, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of December 31, 2024, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of December 31, 2024, no default has occurred.

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

On January 29, 2025, the Company entered into an amendment with Streeterville which extend the maturity date of the note and in pursuant to the amendment, the maturity date of the Note is extended to July 20, 2025.

On February 13, 2025, the Company entered into an amendment with Streeterville which extend the maturity date of the note and in pursuant to the amendment, the maturity date of the Note is further extended to January 20, 2026.

On December 31, 2024 and 2023, the fair value of the Streeterville note was determined to be $11.9 million and $9.8 million, respectively. For the year ended December 31, 2024, the net change in the fair value of the Streeterville note was $2.1 million. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the consolidated statements of operations.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expenses for the years ended December 31, 2024 and 2023, were $0 and $16,000, respectively. The financing balance was $0 and $172,000 as of December 31, 2024 and 2023, respectively.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2024 and 2023, were $2,000 and $0, respectively. The financing balance was $5,000 as of December 31, 2024.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2024 and 2023, were $7,000 and $0, respectively. The financing balance was $130,000 as of December 31, 2024.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 9 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matures on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expense for the years ended December 31, 2024 and 2023, were $3,000 and $6,000, respectively. At December 31, 2024 and 2023, the net carrying value of the note was $50,000 and $150,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Warrants outstanding, beginning balance	8,073	5
Issuances	—	8,068
Exercises	(5,026)	—
Expirations and cancelations	(2)	—
Warrants outstanding, ending balance	3,045	8,073

As of December 31, 2024 and 2023, the Company’s outstanding warrants have an exercise price ranging from $22 to $25,000 per common stock and generally expire before December 31, 2024.

PIPE Warrants

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 137 shares (the “Preferred Shares”) of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 4,567 shares of the Company’s common stock, at an exercise price of $555.00 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”). The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes.

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

On May 10, 2023, the Company issued warrants equivalent to 4,567 shares of the Company’s common stock in relation to the PIPE Purchase Agreement.

The PIPE Purchase Agreement provides that during the period commencing on the signing of the PIPE Purchase Agreement and ending October 22, 2023, the Company will not affect or enter into any agreement to (i) issue securities in exchange for any securities of the Company issued and outstanding on the date of the PIPE Purchase Agreement pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), or (ii) effect issuance by the Company of common stock or Common Stock Equivalents (as defined in the PIPE Purchase Agreement), subject to certain customary exceptions set forth in the PIPE Purchase Agreement including, among others, issuance of shares of common stock pursuant to the At The Market Offering Agreement, dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc., (as amended, the “ATM Agreement”), provided that such issuance has been consented to under the ATM Agreement.

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with certain holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders’ agreement to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 457 shares of the Company’s common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants are substantially the same as the PIPE Warrants and have an exercise price of $720.00 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “PIPE Amendment Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Amendment Warrants Initial Exercise Date.

At the date of the PIPE Amendment Warrants, the warrants were valued at $1.2 million using the Black-Scholes option pricing model as follows: exercise price of $720.00 per share, stock price of $1,080.00 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in capital.

On February 27, 2024, pursuant to the PIPE Purchase Agreement, each of the PIPE investors entered into an exchange agreement with the Company (each, a “PIPE Warrant Exchange Agreement” and collectively, the “PIPE Warrant Exchange Agreements”). Pursuant to the PIPE Warrant Exchange Agreements, the Company agreed to exchange the PIPE Warrants for shares of common stock at an exchange ratio of 1-for-2.5 (“PIPE Warrant Exchange Transaction”). Upon completion of the PIPE Warrant Exchange Transaction, the Company exchanged the PIPE Warrants to purchase up to 5,023 shares of Common Stock for 12,558 shares of Common Stock (the “PIPE Exchange Shares”), and the PIPE Warrants were terminated. The PIPE Exchange Shares would be subject to a twelve-month lock-up, and any other equity security of the Company other than the PIPE Exchange Shares owned by the PIPE investors as of the date of the PIPE Warrant Exchange Agreement would be subject to a six-month lock-up.

On February 29, 2024, the PIPE investors converted 122 shares of Series G preferred stock into 2,033 shares of common stock subject to a six-month lock-up.

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 1,141 shares of the Company's common stock, and (ii) Uptown warrants to purchase up to 1,404 shares of the Company's common stock, at an exercise price of $720.00 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of December 31, 2024, 2,545 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Standstill Agreement, the warrants were valued at $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $720.00 per share, stock price of $1,095.00 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in capital.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into amendments Royalty Interest Global Amendments to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 155 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 175 shares of the common stock, and (iii) Streeterville warrants to purchase up to 170 shares of the Common Stock, at an exercise price of $555.00 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of December 31, 2024, 500 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $555.00 per share, stock price of $390.00 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

9. Preferred Stock

As of December 31, 2024 and 2023, preferred stock consisted of the following:

December 31, 2024
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

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of December 31, 2024 and 2023, with a total of 7,535,013 shares and 7,534,834 shares designated to specific Series as of December 31, 2024 and 2023, respectively.

Series G Preferred Stock

On May 8, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue to such investors (i) 137 shares of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 4,567 shares of the Company’s common stock, at an exercise price of $720.00 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.9 million (the “Private Placement”).

On February 29, 2024, the PIPE investors converted 122 shares of Series G preferred stock into 2,033 shares of common stock subject to a six-month lock-up.

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

On January 15, 2024, Uptown converted 56 shares of Series I Preferred Stock into 1,798 shares of common stock.

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

The Company determined that the nature of the Series J Preferred Stock host was more analogous to a debt instrument and that the economic characteristics and risks of the embedded redemption features were clearly and closely related to the Series J Preferred Stock host. As such, the redemption features were not required to be bifurcated under ASC 815, Derivatives and Hedging. Since the Series J Preferred Stock is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the consolidated balance sheets.

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 6,667 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock.

On March 19, 2024, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 5,556 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $180.00 per share of common stock.

As of December 31, 2024 and 2023, the Company had 99 and 0 shares of Series J preferred stock outstanding, respectively.

11. Stockholders’ Equity

As of December 31, 2024 and 2023, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	December 31,	December 31,
	2024	2023
Options issued and outstanding	30,469	1,054
Inducement options issued and outstanding	1	61
Options available for grant under stock option plans	17,695	4,801
Restricted stock unit awards issued and outstanding	220	1,920
Warrants issued and outstanding	3,045	300
Total	51,430	8,137

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

On March 18, 2025, the Company approved a ninth amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective March 24, 2025.

The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options, and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock. All share and per share amounts of the Company’s common stock, as well as stock options and restricted stock units (“RSUs”), included in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise.

At the Market Offering (“ATM”)

ATM Agreement

On December 10, 2021, the Company entered into an ATM Agreement (as amended, the “ ATM Agreement”) with Ladenburg, pursuant to which the Company may offer and sell, from time to time through Ladenburg, shares of common stock having an aggregate offering price of up to $15.0 million, subject to the terms and conditions of the ATM Agreement.

On February 2, 2022, the Company entered into an amendment to the ATM Agreement, pursuant to which, the aggregate offering amount of the shares of the Company’s common stock which the Company may sell and issue through Ladenburg, as the sales agent, was increased from $15.0 million to $75.0 million.

On May 17, 2024, the Company entered into a second amendment to the ATM Agreement, pursuant to which the previous $75 million limit on the aggregate offering amount of shares of the Company’s common stock which the Company may sell and issue through Ladenburg, as the sales agent, was removed such that the amount issuable under the ATM Agreement is limited solely by certain limitations as specified in the May 17, 2024 amendment.

On July 17, 2024, the Company entered into a third amendment to the ATM Agreement with Ladenburg and Lucid Capital Markets, LLC (“Lucid”). Pursuant to the July 17, 2024 amendment, Lucid was added as a party and manager under the agreement, effective beginning July 17, 2024 and ending on September 30, 2024, unless extended by the parties to the agreement.

On November 13, 2024, the Company entered into a fourth amendment to the ATM Agreement with Ladenburg and Lucid. Pursuant to the November 13, 2024 amendment, Lucid’s term as manager under the ATM Agreement was retrospectively extended from September 30, 2024 to November 30, 2024, unless further extended by the parties to the agreement.

On February 4, 2025, the Company entered into a fifth amendment to the ATM Agreement with Ladenburg and Lucid. Pursuant to this amendment, Lucid’s term as manager under the ATM Agreement was retrospectively extended from November 30, 2024 to June 30, 2025, unless further extended by the parties to the agreement. If not otherwise amended or extended, then after November 30, 2024 Ladenburg would be the sole manager, and Lucid would no longer be a manager, under the agreement.

During the year ended December 31, 2024, the Company issued an aggregate of 388,634 shares under the ATM Agreement for total net proceeds of $30.8 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

For the year ended December 31, 2024, noncontrolling interest decreased by $727,000 due to net of share in comprehensive losses. For the year ended December 31, 2023, noncontrolling interest increased by $635,000 due to additional investment, net of share in comprehensive losses.

12. Stock-Based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were 0 shares outstanding as of December 31, 2024 and 2023.

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

As of December 31, 2024, 30,469 options were outstanding, and 149 options were available for grant. As of December 31, 2023, 15 options were outstanding, and 86 options were available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the Inducement Award Plan, reserved 89 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan grants non-statutory stock options, RSUs, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without Stockholder Approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Inducement Award Plan are individuals who were not previously an employee or director of the Company or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On May 15, 2023, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 19,967 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 38,873 shares to 58,840 shares.

On August 13, 2024, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 19,721 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 58,540 shares to 78,561 shares.

As of December 31, 2024, 1 option was outstanding, and 17,546 options were available for grant. As of December 31, 2023, 1 option was outstanding, and 331 options were available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the year ended December 31, 2024 and 2023:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*
Outstanding at January 1, 2023	82	16	22	$889,102	7.19	$—
Additional shares authorized	2,111	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—
Options canceled	—	—	—	491,722	—	—
RSUs granted	(1,794)	—	1,794	—	—	—
RSUs vested and released	15	—	(15)	—	—	—
RSUs cancelled	3	—	(3)	—	—	—
Outstanding at December 31, 2023	417	16	1,798	$893,466	6.21	$—
Additional shares authorized	46,154	—	—	—	—	—
Options granted	(30,578)	30,578	—	32	—	—
Options exercised	—	—	—	—	—	—
Options canceled	124	(124)	—	221	—	—
RSUs granted	(5,644)	—	5,644	—	—	—
RSUs exercised	7,216	—	(7,216)	—	—	—
RSUs cancelled	6	—	(6)	—	—	—
Outstanding at December 31, 2024	17,695	30,470	220	$311	9.77	$—
Exercisable at December 31, 2024		1,453		$5,885	9.72	$—
Vested and expected to vest at December 31, 2024		25,158		$370	9.77	$—

* Fair market value of Jaguar stock on December 31, 2024 was $25.25 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the years ended December 31, 2024 and 2023, were 0.

The weighted average grant date fair value of stock options granted was $30.33 and $0 per share for the years ended December 31, 2024 and 2023.

The number of options that were vested for the years ended December 31, 2024 and 2023, was 1,437 and 1, respectively. The grant date weighted average fair value of options that were vested for the years ended December 31, 2024 and 2023, was $142.01 and $410,429 respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options and RSUs for the years ended December 31, 2024 and 2023, and are included in the consolidated statements of operations as follows:

	Year Ended
	December 31,
(in thousands)	2024	2023
Research and development expense	$711	$1,044
Sales and marketing expense	149	152
General and administrative expense	781	916
Total	$1,641	$2,112

As of December 31, 2024 and 2023, the Company had $683,011 and $2.7 million of unrecognized stock-based compensation expense for options, and RSU’s outstanding, respectively.

The fair value of options granted during the years ended December 31, 2024 and 2023, respectively, were calculated using the range of assumptions set forth below:

Year Ended
December 31,
	2024	2023
Volatility	163.96 - 163.96	—
Expected term (years)	5.04 - 5.04	—
Risk-free interest rate	3.86% - 3.86%	—

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through December 31, 2024.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Twelve months ended
	December 31,
(In thousands, except share and per share data)	2024	2023
Net loss attributable to common stockholders	$(38,492)	$(41,300)
Shares used to compute net loss per common stock, basic and diluted	294,534	15,421
Net loss per share attributable to common stockholders, basic and diluted	(130.69)	$(2,678.17)

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

The following are the other common stock equivalents of the Company for years ended December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Options issued and outstanding	30,469	1,054
Inducement options issued and outstanding	1	61
Options available for grant under stock option plans	17,695	4,801
Restricted stock units issued and outstanding	220	1,920
Warrants issued and outstanding	3,045	300
Total	51,430	8,137

As of March 31, 2025, 145,598 shares of common stock were issued after December 31, 2024, the balance sheet date.

14. Income Taxes

The Company's loss before provision for income taxes during the years ended December 31, 2024 and 2023, was a domestic loss of $34.3 million and $35.6 million, and a foreign loss of $5.0 million and $6.3 million, respectively.

The effective tax rate for 2024 and 2023, was 0%. As a result of the Company's history of net operating losses (“NOL”) and a full valuation allowance against its deferred tax assets, there was minimal current income tax and no deferred income tax provision for the years ended December 31, 2024 and 2023.

The Company’s effective tax during the years ended December 31, 2024 and 2023, differed from the federal statutory rate as follows:

	December 31,
	2024	2023
Statutory rate	(21.0)%	(21.0)%
State taxes	(4.5)%	(2.0)%
Intercompany transactions	—%	1.0%
Valuation allowance	91.4%	20.7%
Nondeductible warrant expense	—%	—%
Book loss on debt extinguishment	(3.2)%	(1.9)%
Foreign rate differential	(0.1)%	(1.8)%
Other	(62.6)%	4.9%
Effective tax rate	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(In thousands)	2024	2023
Non-current deferred tax assets:
Net operating losses	$77,749	$51,853
Tax credits	241	241
Stock compensation	419	559
Other	15,703	4,981
	94,112	57,634
Valuation allowance	(93,567)	(56,222)
Net non-current deferred tax assets	545	1,412
Non-current deferred tax liabilities:
Other	(545)	(1,431)
Property and equipment	—	19
Net non-current deferred tax liability	(545)	(1,412)
Net non-current deferred tax asset (liability)	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2024 and 2023, due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

The valuation allowance increased by $37.3 million during the year ended December 31, 2024.

As of December 31, 2024, the Company have federal and California NOL carryovers of approximately $212.9 million and $119.6 million, respectively. The Company also have California research credit carryovers of approximately $382,000. The California research credits carry forward indefinitely. The Company had no Federal research credit carryovers.

Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) authorizes more than $2.0 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The CARES Act does not have a material impact on the Company’s financial results for the year ended December 31, 2024 and 2023.

The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the US on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act does not have a material impact on the Company’s financial results for the year ended December 31, 2024 and 2023.

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

As of December 31, 2024, all unrecognized tax benefits were offset against deferred tax assets which are subject to a full valuation allowance, and if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2024 or 2023.

The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	December 31,
(In thousands)	2024	2023
Gross Unrecognized Tax Benefit--Beginning Balance	$77	$77
Increases Related to Tax Positions from Prior Years	—	—
Increases Related to Tax Positions Taken During the Current Year	—	—
Gross Unrecognized Tax Benefit--Ending Balance	$77	$77

15. Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing human products and the ongoing commercialization of Mytesi, which the US FDA approves for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. The Company has not disclosed revenue by geographic location as its revenues are distributed across multiple regions without significant concentration in any single area.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies (Note 2). The Company’s CODM is the chief financial officer. The CODM primarily utilizes segment's net comprehensive profit or loss as the key indicator in assessing the segment's performance and allocating resources.

The Company's reportable segments' net revenues and net loss for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended
(in thousands)	December 31, 2024
	Human Health	Animal Health	Total
External revenue	$11,374	$315	$11,689
Less: Segment expenses
Cost of revenue	1,900	55	1,955
Research and development	13,949	2,590	16,539
Sales and marketing	7,381	311	7,692
General and administrative	8,949	9,307	18,256
Interest	113	227	340
Other segment items*	(383)	8,231	7,848
Segment expenses	31,909	20,721	52,630
Segment net comprehensive loss	$(20,535)	$(20,406)	$(40,941)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,907
Consolidated net comprehensive loss			$(39,034)

	Year Ended
(in thousands)	December 31, 2023
	Human Health	Animal Health	Total
External revenue	$9,588	$173	$9,761
Less: Segment expenses
Cost of revenue	1,978	59	2,037
Research and development	15,968	2,577	18,545
Sales and marketing	6,174	300	6,474
General and administrative	9,211	9,681	18,892
Interest	50	6,378	6,428
Other segment items*	(183)	1,391	1,208
Segment expenses	33,198	20,386	53,584
Segment net comprehensive loss	$(23,610)	$(20,213)	$(43,823)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,953
Consolidated net comprehensive loss			$(41,870)

* Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment, and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

** Adjustments and reconciling items include intercompany elimination entries

The Company’s reportable segments assets consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
Segment assets
Human Health	$44,117	$42,289
Animal Health	174,803	153,190
Total	$218,920	$195,479

For the years ended December 31, 2024 and 2023, the Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of fixed assets in Europe totaled $230,000 and $193,000, respectively, pertaining to a right-of-use asset for the Napo Therapeutics lease office. In the US, the carrying value of fixed assets totaled $19.6 million and $21.6 million, respectively, composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	December 31,	December 31,
	2024	2023
(in thousands)
Total assets for reportable segments	$218,920	$195,479
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(136,263)	(115,484)
Consolidated Totals	$53,425	$50,763

16. Subsequent Events

ATM Agreement

From January 1, 2025 to March 13, 2025, the Company issued an aggregate of 57,375 shares of common stock under the ATM Agreement for total net proceeds of $1.7 million.

Uptown Exchange Agreement

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 51,600 shares of common stock to Uptown in exchange for a $1,094,952 reduction in the outstanding balance of the Uptown's royalty interest

Streeterville Note Amendment

On January 29, 2025, the Company entered into an amendment to its secured promissory note with Streeterville, which was originally executed on January 19, 2021. The amendment extends the maturity date of the note to July 20, 2025.

On February 13, 2025, the Company entered into another amendment to extend the maturity date of the note to January 20, 2026.

Streeterville Exchange Agreement

On February 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 14,000 shares of common stock to Streeterville in exchange for a $291,375 reduction in the outstanding balance of the Streeterville's royalty interest.

Stockholder Rights Plan

On February 26, 2025, the Company adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of its common stock and non-voting common stock. The rights are designed to protect the interests of all stockholders by reducing the likelihood of a hostile takeover. Each right will initially entitle holders to purchase a fraction of a share of newly designated Series K Junior Participating Preferred Stock at a specified exercise price, subject to adjustment. The rights will become exercisable only upon the occurrence of certain events and are set to expire on February 26, 2026, unless earlier redeemed, exchanged, or terminated pursuant to the terms of the rights agreement.

2025 Reverse Stock Split

On March 18, 2025, the Company filed an amendment to its third amended and restated certificate of incorporation to effect a 1-for-25 reverse stock split of its voting common stock, which became effective on March 24, 2025. As a result, every twenty-five shares of issued and outstanding voting common stock were automatically combined into one share, with no change to the par value. No fractional shares were issued, and cash was paid in lieu of any resulting fractional shares.

Securities Purchase Agreement; Registration Rights Agreement

On March 26, 2025, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with selected accredited investors (each, an “Investor”), pursuant to which the Company will issue approximately $3.4 million aggregate principal amount of convertible promissory notes (collectively, the “Notes”) in a private placement (the “Private Placement”). The Notes bear interest at a rate 6% per annum with maturity of three months after issuance and are subject to restrictive covenants. The Notes are immediately convertible, at each holder’s option, into an aggregate of 622,598 shares (the “Conversion Shares”) of the Company’s voting common stock at a conversion price of $5.535 per share for Investors who are not an officer, director, employee or consultant (collectively, an “Insider”) of the Company and $5.555 per share for the Investors that are not Insiders. The Company intends to use the proceeds for working capital and other general corporate purposes.

As an inducement to enter into the Securities Purchase Agreement, the Investors will receive warrants to purchase up to an aggregate of 622,598 shares of common stock (the “Warrant Shares”) with an initial exercise price equal to $5.41 per share for Investors who are not Insiders, and $5.43 per share for Investors who are Insiders. The warrants will be exercisable immediately upon issuance and will expire on the earlier of (i) five years from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event. Participating Insiders will purchase $535,000 aggregate principal amount of the Notes which will be convertible into up to 96,309 Conversion Shares, and will receive warrants to purchase up to 96,309 Warrant Shares, subject to customary representations, warranties, covenants and obligations.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) and agreed to pay the Placement Agent (or its designees in the case of warrants) with cash fee, management fee and warrants to purchase up to 37,376 shares of common stock, with an exercise price of $6.9188 per share. Additionally, upon the cash exercise of any warrants, the Company shall issue to the Placement Agent or its designees warrants to purchase a number of shares equal to a certain percentage of the aggregate shares exercised, with similar terms as the initial warrants issued.

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register the Conversion Shares and Warrant Shares. The Company is required to file a registration statement for the resale of such securities no later than April 15, 2025, and to use reasonable best efforts to cause such registration statement to be declared effective promptly following notification from the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are an SRC and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control over Financial Reporting

Other than the changes disclosed above regarding the remediation efforts to address the material weaknesses, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees and other covered persons. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors and Executive Officers” contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers—Equity Compensation “contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption “Proposal 1—Election of Directors—Director Independence” and “Certain Relationships and Related Transactions” contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

3.17	Certificate of Designation of Series G Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed May 9, 2023, File No. 001-36714).

Exhibit No.	Description
3.18	Certificate of Designation of Series H Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed July 3, 2023, File No. 001-36714).
3.19	Certificate of Designation of Series I Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).
3.20	Certificate of Designation of Series J Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed March 1, 2024, File No. 001-36714).
3.21

Certificate of Eighth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed May 23, 2024, File No. 001-36714).

3.22

Certificate of Designation of Series K Junior Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed February 27, 2025, File No. 001-36714).

3.23

Certificate of Ninth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K of Jaguar Health, Inc. filed March 18, 2025, File No. 001-36714).

4.1	Specimen Non‑Voting Common Stock Certificate of Jaguar Health, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8‑K of Jaguar Health, Inc. filed August 1, 2017, File No. 001‑36714).
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

4.16

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1945, as amended (incorporated herein by reference to Exhibit 4.26 to the Annual Report on Form 10‑K filed on April 3, 2020).

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
4.35

Amendment to the Secured Promissory Note, dated January 29, 2025, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 4, 2025, File No. 001-36714).

4.36

Note Amendment, dated February 13, 2025, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 20, 2025, File No. 001-36714).

Exhibit No.	Description
4.37

Rights Agreement, dated as of February 26, 2025, between Jaguar Health, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 27, 2025, File No. 001-36714).

4.38	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.39	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.40	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed March 26, 2025, File No. 001-36714).
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

10.14†

Termination, Asset Transfer and Transition Agreement, dated September 22, 2017, by and between Napo Pharmaceuticals, Inc. and Glenmark Pharmaceuticals, Ltd. (incorporated by reference to Ex. 10.8 to the Quarterly Report on Form 10‑Q filed on November 20, 2017)

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
10.93

Second Amendment to the At the Market Offering Agreement, dated May 23, 2024, by and between Jaguar Health, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed May 23, 2024, File No. 001-36714).

10.94

Third Amendment to the At the Market Offering Agreement, dated July 17, 2024, by and between Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed July 18, 2024, File No. 001-36714).

10.95

Fourth Amendment to the At the Market Offering Agreement, dated November 13, 2024, by and between Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed November 13, 2024, File No. 001-36714).

10.96*	Fifth Amendment to the At the Market Offering Agreement, dated February 4, 2025, by and between Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC.
10.97	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.98	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
19.1*	Jaguar Health, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RBSM LLP, Independent Registered Public Accounting Firm.
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes‑Oxley Act of 2002).
97	Jaguar Health, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K filed April 1, 2024, File No. 001-36714).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date
/s/ LISA A. CONTE Lisa A. Conte	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2025
/s/ CAROL LIZAK Carol Lizak	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2025
/s/ JAMES J. BOCHNOWSKI James J. Bochnowski	Chairman of the Board	March 31, 2025
/s/ JOHN MICEK III John Micek III	Director	March 31, 2025
/s/ JONATHAN B. SIEGEL Jonathan B. Siegel	Director	March 31, 2025
/s/ ANULA JAYASURIYA Anula Jayasuriya	Director	March 31, 2025