Form 10-K/A
period 2024-12-31
Jaguar Health, Inc.
filed 2025-04-15
CIK 1585608

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
The number of shares of the registrant’s common stock outstanding as of March 31, 2025, was 674,043 shares of voting common stock and no shares of non-voting
common stock, par value $0.0001 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Jaguar Health, Inc.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2024 of Jaguar Health, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form

10-K

to include information previously omitted from the Original Form

10-K

in reliance on General Instruction G(3) to Form

10-K

which permits the above-referenced Items to be incorporated in the Annual Report on Form

10-K

by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2024. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form

10-K

because we do not intend to file a definitive proxy statement within 120 days of December 31, 2024. Accordingly, Part III of the Original Form

10-K

is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form

10-K

is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form

10-K.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age (as of April 15, 2025) and position of each of our executives and directors.

Name	Age	Position(s) Held
Executives
Lisa Conte	66	Chief Executive Officer and President, Director (Class I)
Pravin Chaturvedi, PhD	62	Chief Scientific Officer; Chair of Scientific Advisory Board
Carol Lizak, MBA	61	Chief Financial Officer
Steve King, PhD	67	Chief Sustainable Supply, Ethnobotanical Research, and IP Officer
Jonathan Wolin, JD, MBA	63	Chief of Staff, Chief Compliance Officer, and General Counsel

Non-Executive Directors
James J. Bochnowski (1)(2)(3)	81	Chairman of the Board (Class I)
John Micek III (1)(3)	72	Director (Class II)
Jonathan B. Siegel (1)(2)	51	Director (Class I)
Anula Jayasuriya	68	Director (Class III)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.
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
Pravin Chaturvedi, Ph.D
.

Dr. Chaturvedi has served as our Chief Scientific Officer in addition to continuing his responsibilities as the Chair of the company’s Scientific Advisory Board (SAB) since March 1, 2022. He joined the Company in May 2017 as Chair of the SAB of Jaguar and Napo. Over his more-than-

30-year

career in the pharmaceutical industry, Dr. Chaturvedi has participated in the successful development and commercialization of multiple drugs in the therapeutic areas of epilepsy, HIV, hepatitis C, and gastrointestinal disorders. Dr. Chaturvedi served as the President and Chief Scientific Officer of Napo from 2006 to 2013 and remained a scientific adviser of Napo from 2013 through 2017. Dr. Chaturvedi has co-founded

and led multiple biotech enterprises. From 2001 through 2004, he served as the President, Chief Executive Officer and Director of Scion Pharmaceuticals, Inc. He is the founder of IndUS Pharmaceuticals, where he has served as Chairman and Director since 2017, and held the same roles from 2005 through 2007 and from 2010 through 2015. IndUS Pharmaceuticals merged with Pivot Pharmaceuticals in 2015 and Dr. Chaturvedi served as the President and CEO of Pivot Pharmaceuticals from 2015 to 2017, prior to assuming his role as the Chair of the SAB for Napo and Jaguar. Dr. Chaturvedi also co-founded

Oceanyx Pharmaceuticals, where he has served as Chief Executive Officer and Director since 2011, and he continues to serve on the boards of IndUS, Oceanyx, Enlivity and Cellanyx. He has been an adjunct faculty member at Georgetown University since 2013. Earlier in his career, from 1994 through 2001, Dr. Chaturvedi served in various roles as the head of lead evaluation at Vertex Pharmaceuticals, and from 1993 through 1994 he was in the preclinical group at Alkermes Inc. He started his career in the product development group at Parke-Davis/ Warner-Lambert Company (now Pfizer) in 1988, where he worked through 1993. Dr. Chaturvedi holds a Ph.D. in Pharmaceutical Sciences from West Virginia University and a Bachelor’s in Pharmacy from the University of Bombay. Dr. Chaturvedi received a lifetime achievement award in 2022 from the biotech industry.

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
John Micek III

has served as a member of our board of directors and the board of directors of Napo since April 2016 and a member of the board of directors of Napo Therapeutics since March 2021. From 2000 to 2010, Mr. Micek was managing director of Silicon Prairie Partners, LP, a Palo Alto, California based family-owned venture fund. Since 2010, Mr. Micek serves on the board of directors of Armanino Foods of Distinction. He was also a board member and the Chief Executive Officer and Chief Financial Officer of Enova Systems. From March 2014 to August 2015 he served as interim Chief Financial Officer for Smith Electric Vehicles, Inc. Mr. Micek is a cum laude graduate of Santa Clara University and the University of San Francisco School of Law where he was an Articles Editor of the Law Review. His CA law license where he specialized in financial services is currently inactive. Mr.Micek has served as an adjunct professor at the University of San Francisco, teaching Corporate Governance and Ethics at the graduate school of Economics course at the University of San Francisco.

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

Mr. Siegel is also a Senior Strategic Advisor to astr partners since December 2024, a

Co-Founder

and Advisor to Incregen Therapeutics since 2023 and a Strategic Advisor to Ciba Health since December 2024. From 2011 until 2017, he was a partner and healthcare sector head at Kingdon Capital Management. Prior to joining Kingdon, Mr. Siegel was a healthcare portfolio manager at SAC Capital Advisors from 2005 until 2011; an associate director of pharmaceutical and specialty pharmaceutical research at Bear, Stearns & Co.; a pharmaceuticals research associate at Dresdner Kleinwort Wasserstein; and a consultant in the Life Sciences Division of Computer Sciences Corporation. Mr. Siegel worked as a research associate at the Novartis Center for Immunobiology at Harvard Medical School and as a research assistant at Tufts University School of Medicine.

He has served on the board of advisors of Vitalis LLC, a private pharmaceutical company, since 2019. Previously he served on the Board of Directors of

Sol-Gel

Technologies Ltd, a Nasdaq-listed company from 2018 to 2024,and the Board of Directors of Lumara Health. Mr. Siegel received a BS in Psychology from Tufts University in 1995 and an MBA from Columbia Business School in 1999.
We believe Mr. Siegel is qualified to serve on our board of directors due to his extensive experience in the pharmaceutical investment sector.
Anula Jayasuriya

has served as a member of our board of directors since July 2022. In 2023, Dr, Jayasuriya co-founded

Kidron Capital, a venture capital fund focused on funding innovations in Women’s Health. Previously in 2013, Dr. Jayasuriya founded EXXclaim Capital, also focusing on Women’s Health. Since May 2021, she has served on the board of directors of Lineage Cell Therapeutics, Inc. (NYSE: LCTX). In 2006, she

co-founded

the Evolvence India Life Science Fund, managing the fund until July of 2017. From 2001 to 2002, Dr. Jayasuriya was a partner with Skyline Ventures in Palo Alto, and prior to that with the German/US venture capital firm TVM, in San Francisco. Her prior positions include VP, Business Development at Genomics Collaborative, Inc., from 1999 to 2000, VP, Global Drug Development at

Hoffman-La

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

non-employee

director.
Staggered board
In accordance with our Third Amended and Restated Certificate of Incorporation, as amended (the “COI”), and our Amended and Restated Bylaws, as amended (the “Bylaws”), our Board of Directors is divided into three classes of directors. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2025 for Class I directors, 2026 for Class II directors and 2027 for Class III directors.

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
Committees of the Board of Directors
The Board of Directors has three committees: an audit committee, a compensation committee and a nominating committee. Continuing directors and our nominees for election as director are required to attend the annual meeting of stockholders, barring significant commitments or special circumstances, and are also required to participate in the meetings of committees on which they serve. The following table provides membership information for each committee as of March 31, 2025:

Name	Audit	Compensation	Nominating
Lisa A. Conte
James J. Bochnowski John Micek III Jonathan B. Siegel Anula Jayasuriya	✓ ✓ *† ✓	✓* ✓	✓ ✓

*	Committee Chairman
†	Financial Expert

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
The Audit Committee held four meetings in 2024. The audit committee has adopted a written charter approved by our board of directors, which is available on our website at:

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
The Compensation Committee held five meetings in 2024. All compensation-related matters were approved at the board of directors’ level. The Compensation Committee has adopted a written charter approved by the board of directors, which is available on our website at:
https://jaguarhealth.gcs-web.com/static-files/653862da-1aa9-4819-b559-5c5654189e80
. Under its charter, the Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities as set forth in its charter but only after taking into consideration factors relevant to the compensation consultant’s independence from management specified in Nasdaq Listing Rule 5605(d)(3)(D). The Compensation Committee currently has not retained or sought advice from a compensation consultant.
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
The Nominating Committee had no meeting in 2024. All nomination-related matters were approved at the board of directors’ level. The Nominating Committee has adopted a written charter approved by the board of directors, which is available on our website at:

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
Meetings and Attendance During 2024
The board of directors held

twenty-one

meetings in 2024. Each director who served as a director during 2024 participated in 75% or more of the meetings of the board of directors and of the committees on which he or she served, if any, during the year ended December 31, 2024 (during the period that such director served).
We do not have a written policy on director attendance at annual meetings of stockholders. We encourage, but do not require, our directors to attend the Annual Meeting. One director attended the 2024 Annual Meeting of Stockholders.
Risk Oversight
Our board of directors monitors our exposure to a variety of risks through our Audit Committee. Our Audit Committee charter gives the Audit Committee responsibilities and duties that include discussing with management and the independent auditors our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. Our Audit Committee is also responsible for monitoring and controlling exposure to cybersecurity risks and discussing such risks with management.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2024, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements, except that one Form 4 covering one transaction was filed late for each of Ms. Conte, Dr. King, Mr. Wolin and Dr. Chaturvedi and one Form 4 covering two transactions was filed late for Ms. Lizak.
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
Item 11. Executive Compensation
Compensation Overview
This compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers for 2024, who were Lisa Conte, our current President and Chief Executive Officer, Pravin Chaturvedi, our Chief Scientific Officer and Chair of Scientific Advisory Board, Steven King, our Chief of Sustainable Supply, Ethnobotanical Research and Intellectual Property, and Jonathan Wolin our Chief of Staff, General Counsel, and Chief Compliance Officer. We refer to these four individuals as our named executive officers for 2024.
2024 Summary Compensation Table
The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

	Year	Salary ($)	Bonus ($)	Option awards ($)	Stock awards ($)	All other compensation ($)(3)	Total ($)
Lisa A. Conte	2024	582,282	85,429	160,166	21,289	26,154	875,320
President & Chief Executive Officer	2023	576,374	—	—	205,190	34,290	815,854
	2022	566,205	160,140	—	327,403	33,658	1,087,406
Pravin Chaturvedi, Ph.D.	2024	470,271	70,235	47,771	6,349	52,001	646,627
Chief Scientific Officer	2023	465,500	—	—	109,222	52,412	627,134
	2022	387,917	80,560	—	101,613	39,721	609,811
Steven R. King, Ph.D.	2024	356,517	54,333	47,771	6,349	50,932	515,002
Chief, Sustainable Supply,	2023	352,900	—	—	85,139	53,496	491,535
Ethnobotanical Research & Intellectual Property	2022	342,650	96,385	—	71,386	49,705	560,126
Jonathan Wolin	2024	400,584	58,935	47,771	6,349	60,568	574,208
Chief of Staff, General Counsel &	2023	396,520	—	—	105,176	61,093	562,789
Chief Compliance Officer	2022	383,590	104,248	—	101,652	55,004	644,494
Footnotes to Summary Compensation Table

(1)
Assumptions used in calculating the value of option awards were described in Note 11 to the Financial Statements in our

Annual Report on

Form

10-K

for the

y
ear ended December
 31, 2024
, incorporated herein by reference. The amounts reported for option awards were based on the aggregate grant date fair value computed in accordance with ASC topic 718. On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-70

reverse split of the Company’s voting common stock, effective June 7, 2019 (the “2019 Reverse Stock Split”). On September 3, 2021, the Company filed the Certificate of Sixth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-3

reverse split of the Company’s voting common stock, effective September 8, 2021 (the “2021 Reverse Stock Split”). On January 20, 2023, the Company filed the Certificate of Seventh Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-75

reverse split of the Company’s voting common stock, effective January 23, 2023 (the “2023 Reverse Stock Split”). On May 23, 2024, the Company filed the Certificate of Eight Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-60

reverse split of the Company’s voting common stock, effective May 23, 2024 (the “2024 Reverse Stock Split”). On March 16, 2025, the Company filed the Certificate of Ninth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-25

reverse split of the Company’s voting common stock, effective March 24, 2025 (the “2025 Reverse Stock Split”). No fractional shares were issued, and cash was paid in lieu of any resulting fractional shares. The 2025 Reverse Stock Split , 2024 Reverse Stock Split, 2023 Reverse Stock Split, 2021 Reverse Stock Split and 2019 Reverse Stock Split have been retrospectively reflected in the following options held by each executive officer as of December 31, 2024:

a.
Ms. Conte — On October 8, 2024, an aggregate 5,280 shares were granted to Ms. Conte at an exercise price of $32.25 per share. There were no options granted to Ms. Conte in fiscal years 2022 and 2023. An aggregate 1 shares were granted to Ms. Conte on April 5, 2021 at an exercise price of $671,625 per share. On December 27, 2022, Ms. Conte and the Company mutually agreed to the surrender and cancellation of unvested stock options (the “Options”) granted on April 5, 2021 to purchase an aggregate of 1 share of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $671,625 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Ms. Conte.

b.
Dr. Chaturvedi — On October 8, 2024, an aggregate 1,575 shares were granted to Mr. Chaturvedi at an exercise price of $32.25 per share. There were no options granted to Dr. Chaturvedi in fiscal years 2022 and 2023. An aggregate 0.53 shares were granted to Dr. Chaturvedi on April 5, 2021 at an exercise price of $671,625 per share. On December 27, 2022, Dr. Chaturvedi and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 0.28 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $671,625 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. Chaturvedi.

c.
Dr. King — On October 8, 2024, an aggregate 1,575 shares were granted to Dr. King at an exercise price of $32.25 per share.There were no options granted to Dr. King in fiscal years 2022 and 2023. An aggregate 0.71 shares were granted to Dr. King on April 5, 2021 at an exercise price of $671,625 per share. On December 27, 2022, Dr. King and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 0.37 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $671,625 per share. In consideration for the cancellation of the options, the Company agreed to pay $300 to Dr. King.

d.
Mr. Wolin — On October 8, 2024, an aggregate 1,575 shares were granted to Mr. Wolin at an exercise price of $32.25 per share. There were no options granted Mr. Wolin in fiscal years 2022 and 2023. An aggregate 0.35 shares were granted to Mr. Wolin on April 5, 2021 at an exercise price of $671,625 per share. On December 27, 2022, Mr. Wolin and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 0.19 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $671,625 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to Mr. Wolin.

e.
All of the December 21, 2017 options grants vested in full as of March 31, 2018 if the option holder was an employee on that date. All of the March 12, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on March 12, 2021. All of the June 1, 2018 options grants vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on June 1, 2021. All of the July 24, 2019 option grants vest 1/36th per month over thirty-six

months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on July 24, 2022. All of the March 20, 2020 option grants vest 1/36th per month over thirty-six

months with additional vesting credited to an employee at a rate of 1/36 for every year of service at time of grant. The options will vest in full on March 19, 2023. The options that were granted on April 5, 2021 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on April 5, 2024, subject to continued service with us through each relevant vesting date. The options that were granted on October 28, 2024 vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on October 8, 2027, subject to continued service with us through each relevant vesting date.

(2)
Assumptions used in calculating the value of stock awards which is mainly restricted stock units were described in Note 11 to the Financial Statements in our

Annual Report on Form

10-K

for the

y

ear ended December
 31, 2024
, incorporated herein by reference. The amounts reported for stock awards were based on the aggregate grant date fair value on the grant date computed in accordance with ASC topic 718. All of the restricted stock units granted on October 8, 2024 will vest on the first anniversary of the grant date. All of the restricted stock units granted on April 5, 2021 and March 28, 2022 have vested. The restricted stock units granted on August 14, 2023 will vest yearly for the next two years.

a.
Ms. Conte — On October 8, 2024, Ms. Conte was granted 5,280 restricted stock units at a market price of $806.25 per share at the grant date. On August 14, 2023, Ms. Conte was granted 255 restricted stock units at a market price of $795.00 per share at the grant date. On March 28, 2022, Ms. Conte was granted 5 restricted stock units at a market price of $58,500.00 per share at the grant date. On April 5, 2021, Ms. Conte was granted 1 restricted stock unit at a market price of $672,000.00 per share at the grant date.

b.
Dr. Chaturvedi — On October 8, 2024, Dr. Chaturvedi was granted 196 restricted stock units at a market price of $806.25 per share at the grant date. On August 14, 2023, Dr. Chaturvedi was granted 136 restricted stock units at a market price of $795.00 per share at the grant date. On March 28, 2022, Dr. Chaturvedi was granted 1 restricted stock unit at a market price of $58,500 per share at the grant date. On April 5, 2021, Dr. Chaturvedi was granted 0.24 restricted stock unit at a market price of $672,000.00 per share at the grant date

c.
Dr. King — On October 8, 2024, Dr. King was granted 196 restricted stock units at a market price of $806.25 per share at the grant date. On August 14, 2023, Dr. King was granted 196 restricted stock units at a market price of $795.00 per share at the grant date. On March 28, 2022, Dr. King was granted 1 restricted stock unit at a market price of $58,500.00 per share at the grant date..

d.
Mr. Wolin — On October 8, 2024, Mr. Wolin was granted 196 restricted stock units at a market price of $806.25 per share at the grant date. On August 14, 2023, Mr. Wolin was granted 131 restricted stock units at a market price of $795.00 per share at the grant date. On March 28, 2022, Mr. Wolin was granted 1 restricted stock unit at a market price of $58,500.00 per share at the grant date.

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
Effective October 1, 2024, the Compensation Committee increased Ms. Conte’s annual base salary from $576,374 to $600,005. Effective October 1, 2024, the Compensation Committee increased Dr. King’s annual base salary from $352,900 to $367,369. Effective October 1, 2024, the Compensation Committee increased Dr. Chaturvedi’s annual base salary from $465,500 to $484,585. Effective October 1, 2024, the Compensation Committee increased Mr. Wolin’s annual base salary from $396,520 to $412,777.
Equity Compensation
Ms. Conte and Dr. King received stock option grants at the time they were hired by privately-held Jaguar Animal Health, Inc. Such options generally vest over time, with 25% of the options vesting after nine months of employment and monthly vesting thereafter with full vesting after three years. Mr. Wolin received stock option grants with a similar vesting schedule at the time they were hired by us. The board of directors periodically grants additional options to the current named executive officers that typically vest ratably over a three-year period. On December 27, 2022, the named executive officers of the Company (“NEOs”) and the Company mutually agreed to the surrender and cancellation of unvested options granted on April 5, 2021 to purchase an aggregate of 2 shares of the Company’s voting stock, par value, $0.0001 per share, at an exercise price of $671,625.00 per share. In consideration for the cancellation of the Options, the Company agreed to pay $300 to each of the NEOs.

Two-thirds

of the restricted stock units granted on April 5, 2021 and March 28, 2022 were vested and exercised and added to the income of the NEOs, priced at the fair value on the date they vest.
All stock options and RSUs issued to our current named executive officers vest and become exercisable upon a change in control.
Employment Arrangements with Our Named Executive Officers
Lisa A. Conte
In March 2014, we entered into an offer letter with Ms. Conte to serve as our Chief Executive Officer, effective March 1, 2014, in an at-will

capacity. Under this offer letter, Ms. Conte’s annual base salary is $400,000, she is eligible for an annual target bonus of 30% of her base salary. Effective June 15, 2015, our board of directors has reviewed the terms of Ms. Conte’s employment arrangement in connection with its annual compensation review and has adjusted Ms. Conte’s base salary to $440,000. Ms. Conte is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 1, 2018, the Compensation Committee adjusted Ms. Conte’s base salary to $500,000. Effective May 14, 2018, Ms. Conte was eligible for annual target bonus of 40% of her base salary. Effective April 1, 2021, the Compensation Committee adjusted Ms. Conte’s base salary to $535,700. Effective April 1, 2022, the Compensation Committee increased Ms. Conte’s annual base salary from $535,700 to $576,374. There were no salary increases for Ms. Conte during the fiscal year 2023. Effective October 1, 2024, the Compensation Committee increased Ms. Conte’s annual base salary from $576,374 to $600,005.

Pravin Chaturvedi, Ph.D.
In March 2022, we entered into an offer letter with Dr. Chaturvedi to serve as our Chief Scientific Officer, effective March 1, 2022, in an at-will

capacity. Under the offer letter, Dr. Chaturvedi’s annual base salary is $465,500, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Prior to Dr. Chaturvedi’s full-time employment with the Company, he was a consultant to the Company and was paid a monthly fee of $22,167. There were no salary increases for Dr. Chaturvedi during the fiscal year 2023. Effective October 1, 2024, the Compensation Committee increased Dr. Chaturvedi’s annual base salary from $465,500 to $484,585.
Steven R. King, Ph.D.
In February 2014, we entered into an offer letter with Dr. King to serve as our Executive Vice President, Sustainable Supply, Ethnobotanical Research and Intellectual Property, effective March 1, 2014, in an at-

will capacity. Under the offer letter, Dr. King’s annual base salary is $255,000, he is eligible for an annual target bonus of 30% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. Effective June 15, 2015, our board of directors has reviewed the terms of Dr. King’s employment arrangement in connection with its annual compensation review, and has adjusted Dr. King’s base salary to $280,500. Dr. King is entitled to participate in all employee benefit plans, including group health care plans and all fringe benefit plans. Effective May 14, 2018, Dr. King was eligible for annual target bonus of 40% of his base salary. His annual base salary was increased to $290,317, $300,000 and $311,900 effective May 1, 2018, November 1, 2019, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Dr. King’s annual base salary from $311,900 to $352,900. There were no salary increases for Dr. King during the fiscal year 2023. Effective October 1, 2024, the Compensation Committee increased Dr. King’s annual base salary from $352,900 to $367,369.
Jonathan S. Wolin
In November 2018, we entered into an offer letter with Mr. Wolin to serve as our Chief Compliance Officer, effective November 28, 2018, in an at will capacity. Under the offer letter Mr. Wolin’s annual base salary is $260,000, he is eligible to receive an annual target bonus of 40% of his base salary, and he is eligible to participate in the employee benefit plans we offer to our other employees. On September 6, 2019, we entered into a promotion letter with Mr. Wolin, pursuant to which his base salary was increased to $280,800, effective September 1, 2019. His annual base salary was increased to $300,000, $309,000 and $344,800 effective November 1, 2019, April 1, 2020, and April 1, 2021, respectively. Effective April 1, 2022, the Compensation Committee increased Mr. Wolin’s annual base salary from $344,800 to $396,520. There were no salary increases for Mr. Wolin during the fiscal year 2023. Effective October 1, 2024, the Compensation Committee increased Mr. Wolin’s annual base salary from $396,520 to $412,777.
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
Outstanding Equity Awards at 2024 Fiscal Year End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

	Options Vesting Commencement	Number of Securities Underlying Unexercised Options				Option	Stock Option expiration
	Date	Exercisable	Unexercisable			exercise price	date
Lisa A. Conte	9/22/2016	—	—	—	(1)	$—	9/22/2026
	12/21/2017	—	—	—	(2)	$—	12/21/2027
	3/12/2018	—	—	—	(3)	$—	3/12/2028
	6/01/2018	—	—	—	(4)	$—	6/01/2028
	7/24/2019	3	—	—	(6)	$583,875.00	7/24/2029
	3/20/2020	—	—	—	(8)	$—	3/20/2030
	4/05/2021	2	—	—	(9)	$671,625.00	4/05/2031
	10/08/2024	293	4,987	—	(10)	$32.25	4/08/2034
Pravin Chaturvedi, Ph.D.	7/24/2019	—	—	—	(6)	$—	7/24/2020
	3/20/2020	—	—	—	(8)	$—	3/20/2030
	4/5/2021	—	—	—	(9)	$—	4/5/2031
	10/08/2024	87	1,488	—	(10)	$87.00	4/08/2034
Steven R. King, Ph.D.	3/12/2018	—	—	—	(3)	$132,300.00	3/12/2028
	6/01/2018	—	—	—	(4)	$42,943.95	6/01/2028
	7/24/2019	—	—	—	(6)	$583,875.00	7/24/2029
	3/20/2020	—	—	—	(8)	$—	3/20/2030
	4/05/2021	—	—	—	(9)	$—	4/05/2031
	10/08/2024	87	1,488	—	(10)	$32.25	4/08/2034
Jonathan Wolin	11/28/2018	—	—	—	(6)	$—	11/28/2028
	7/24/2019	—	—	—	(6)	$—	7/24/2029
	9/5/2019	—	—	—	(7)	$—	9/05/2029
	3/20/2020	—	—	—	(8)	$—	3/20/2030
	4/5/2021	—	—	—	(9)	$—	4/5/2031
	10/08/2024	87	1,488	—	(10)	$32.25	4/08/2034

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

(10)
The options that were granted on October 8, 2024, vest 1/36th per month beginning one month after grant, with the remainder vesting equally over the following 35 months such that the option is vested in full on October 8, 2027, subject to continued service with us through each relevant vesting date).

DIRECTOR COMPENSATION
2024 Director Compensation
The following table summarizes the total compensation earned in 2022, 2023, and 2024 for the Company’s non-

management directors. Ms. Conte receives no additional compensation for her service as a director.

	Year	Fees Earned or Paid in Cash ($)	Option awards ($) (1)	Stock awards ($) (2)	Total ($)
James J. Bochnowski	2024	100,000	—	32,577	140,980
	2023	100,000	—	40,980	140,980
	2022	87,500	—	49,795	137,295
John Micek III	2024	65,000	—	30,244	101,677
	2023	65,000	—	36,677	101,677
	2022	56,875	—	44,543	101,418
Jonathan B. Siegel	2024	67,500	—	30,244	104,177
	2023	67,500	—	36,677	104,177
	2022	59,063	—	44,543	103,606
Anula Jayasuriya	2024	40,000	28,877	—	77,605
	2023	40,000	—	37,605	77,605
	2022	20,000	—	—	20,000

(1)
Assumptions used in calculating the value of option awards are described in Note 11 to the Financial Statements in our

Annual Report on

Form

10-K

for the

y
ear ended December
 31, 2024
, incorporated herein by reference. The amounts reported for option awards are based on the aggregate grant date fair value computed in accordance with ASC topic 718. On June 3, 2019, the Company filed the Certificate of Fifth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-70

reverse split of the Company’s voting common stock, effective June 7, 2019 (the “2019 Reverse Stock Split”). On September 3, 2021, the Company filed the Certificate of Sixth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-3

reverse split of the Company’s voting common stock, effective September 8, 2021 (the “2021 Reverse Stock Split”). On January 20, 2023, the Company filed the Certificate of Seventh Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-75

reverse split of the Company’s voting common stock, effective January 23, 2023 (the “2023 Reverse Stock Split”). On May 23, 2024, the Company filed the Certificate of Eight Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-60

reverse split of the Company’s voting common stock, effective May 23, 2024 (the “2024 Reverse Stock Split”). On March 16, 2025, the Company filed the Certificate of Ninth Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a

1-for-25

reverse split of the Company’s voting common stock, effective March 24, 2025 (the “2025 Reverse Stock Split”). No fractional shares were issued, and cash was paid in lieu of any resulting fractional shares. The 2025 Reverse Stock Split , 2024 Reverse Stock Split, 2023 Reverse Stock Split, 2021 Reverse Stock Split and 2019 Reverse Stock Split have been retrospectively reflected in the following options held by each executive officer as of December 31, 2024:

The aggregate number of options held by each

non-management

director officer as of December 31, 2024 was as follows: Mr. Bochnowski was granted an aggregate of 928 options (0.56 options granted in fiscal year 2019, 0.08 options granted in fiscal year 2020, 0.20 options granted in fiscal year 2021, none in fiscal years 2022 and 2023, and 928 options granted in fiscal year 2024). Mr. Micek III was granted an aggregate of 1,060 options (0.36 options granted in fiscal year 2019, 0.04 options granted in fiscal year 2020, and 0.20 options granted in fiscal year 2021, none in fiscal years 2022 and 2023, and 1,060 options granted in fiscal year 2024). Mr. Siegel was granted an aggregate of 1,060 options (0.56 options granted in fiscal year 2019, 0.12 options granted in fiscal year 2020, and 0.50 options granted in fiscal year 2021, none in fiscal years 2022 and 2023, and 1,060 options granted in fiscal year 2024); Dr. Jayasuriya had no options granted in 2022 and 840 options granted in fiscal year 2024.

(2)
Assumptions used in calculating the value of stock awards which is mainly restricted stock units are described in Note 11 to the Financial Statements in our

Annual Report on Form

10-K

for the

y
ear ended December
 31, 2024
, incorporated herein by reference. The amounts reported for stock awards are based on the aggregate grant date market value. The aggregate number of restricted stock units held by each non-

management director officer as of December 31, 2024 was as follows: Mr. Bochnowski was granted 0.08 restricted stock units in May 2021, 0.84 restricted stock unit in March 2022, and 51 restricted stock units in August 2023; Mr. Micek III was granted 0.08 restricted stock units in May 2021, 0.76 restricted stock unit in March 2022, and 45 restricted stock units in August 2023; Mr. Siegel was granted 0.08 restricted stock unit in May 2021, 0.76 restricted stock unit in March 2022, and 45 restricted stock units in August 2023; and Dr. Jayasuriya was granted 1 restricted stock unit in April 2023 and 45 restricted stock units in August 2023.

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
Pay Versus Performance Table
The table below summarizes compensation values both previously reported in our Summary Compensation Table, as well as the adjusted values required in this section for fiscal years 2021, 2022, 2023, and 2024. Note that for our NEOs other than our principal executive officer (the “PEO”), compensation is reported as an average.

Year	Summary Compensation Table Total for PEO ($) (1)(2)	Compensation Actually Paid to PEO ($) (1)(3)	Average Summary Compensation Table Total for Non- PEO Named Executive Officers ($) (1)(2)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($) (1)(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(4)	Net Loss ($) (5)(6) (in thousands)
2024	$875,320	$814,693	$578,612	$552,364	$0.01	$(39.25)
2023	$815,854	$611,189	$560,486	$472,646	$0.08	$(41.90)
2022	$1,087,406	$491,160	$592,096	$442,188	$3.55	$(48.40)
2021	$3,059,658	$1,356,572	$929,294	$598,918	$42.54	$(52.60)

(1)
During fiscal years 2024, 2023, 2022 and 2021, the PEO was Lisa Conte. During fiscal years 2024 and 2023, the non-PEO

NEOs were Dr. Chaturvedi, Dr. King, and Mr. Wolin. During fiscal year 2022, the non-PEO

NEOs were Dr. Chaturvedi, Dr. King, Mr. Wolin, and Mr. Wendt. During fiscal year 2021, the non-PEO

NEOs were Dr. King, Mr. Wolin, and Mr. Wendt.

(2)
The dollar amounts reported are the amounts of total compensation reported for Ms. Conte and the average total compensation reported for non-

PEO NEOs for the applicable fiscal year in the “Total” column of the Summary Compensation Table (SCT).

(3)
The following table sets forth the adjustments made to the SCT total for 2024, 2023, 2022, and 2021 in the pay versus performance table to arrive at “compensation actually paid” to our PEO and non-PEO

NEOs, as computed in accordance with Item 402(v) of Regulation

S-K:

Fiscal Year 2024	PEO	Non-PEO NEOs
SCT Total	$875,320	$578,612
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$181,455	$54,120
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$157,476	$46,969
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(26,173)	$(12,665)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$6,838	$2,039
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(17,314)	$(8,471)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$0	$0
Total Adjustments	$(60,627)	$(26,248)
Compensation Actually Paid *	$814,693	$552,364

Fiscal Year 2023	PEO	Non-PEO NEOs
SCT Total	$815,854	$560,486
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$205,190	$99,846
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$58,078	$28,261
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(38,102)	$(10,841)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$0	$0
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(19,451)	$(5,414)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$0	$0
Total Adjustments	$(204,665)	$(87,840)
Compensation Actually Paid *	$611,189	$472,646

Fiscal Year 2022	PEO	Non-PEO NEOs
SCT Total	$1,087,406	$592,096
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$327,403	$97,811
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$52,685	$16,390
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(91,523)	$(18,798)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$0	$0
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(101,440)	$(23,499)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$(128,565)	$(26,190)
Total Adjustments	$(596,246)	$(149,908)
Compensation Actually Paid *	$491,160	$442,188

Fiscal Year 2021	PEO	Non-PEO NEOs
SCT Total	$3,059,658	$929,294
Less: Amount reported under the “Stock Awards” & “Option Awards” columns in the SCT	$2,314,061	$456,327
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$327,531	$64,655
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(140,704)	$(37,996)
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$182,253	$35,997
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$241,894	$63,295
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$0	$0
Total Adjustments	$(1,703,086)	$(330,376)
Compensation Actually Paid *	$1,356,572	$598,918

(4)
The amounts reported represent the measurement period value of an investment of $100 in our stock on December 31, 2020 (the last trading day before the 2021 fiscal year), and then valued again on each of December 31, 2021 (the last trading day of the 2021 fiscal year), December 30, 2022 (the last trading day of the 2022 fiscal year), December 29, 2023 (the last trading day of the 2023 fiscal year), and December 31, 2024 (the last trading day of the 2024 fiscal year), based on the closing price per share of the Company’s common stock as of such dates and assuming the reinvestment of dividends.

(5)	The amounts reported represent net income (loss) for the applicable fiscal year calculated in accordance with generally accepted accounting principles in the United States.
(6)	Net Loss: The dollar amounts reported represent the amount of net loss reflected in the Company’s audited financial statements for the applicable year.
*
The valuation assumptions for stock option awards included in Compensation Actually Paid are: (i) the expected life of each stock option, which is determined using the “simplified method” and which takes into account the average of the remaining vesting period and remaining term as of the vest or fiscal year end date; (ii) the exercise price and the asset price, which are based on the closing price of our Common Stock traded on the Nasdaq on the vest and fiscal year end date, respectively; (iii) the risk-free rate, which is based on the Treasury Constant Maturity rate closest to the remaining expected life as of the vest or fiscal year end date; (iv) historical volatility, which is based on the daily price history for our Common stock for each expected life period prior to each vest or fiscal year end date; and (v) the annual dividend yield, which for Jaguar Health was zero as we do not pay dividends.

Relationship Between CAP Amounts and Performance Measures
The following charts show graphically the relationships over the past three years of the CAP Amounts for the PEO and non-PEO

NEOs as compared to our (i) cumulative total shareholder return and (ii) net income (loss).
While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2021, 2022, 2023, and 2024 were made independently of these disclosure requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 10, 2025 for:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.
Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants or convertible securities held by such persons that are currently exercisable or convertible or exercisable or convertible within 60 days of April 10, 2025, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Percentage of beneficial ownership is based on (i) 674,005 shares of shares voting Common Stock after the effects of the reverse stock split effected as of April 10, 2025, (ii) 1,291,882 shares from warrant shares and note conversion shares (including the note interest shares), and (iii) no shares of non-voting

common stock, par value $0.0001 per share were outstanding as of April 10, 2025.

Except as otherwise set forth below, the address of each beneficial owner listed in the table below is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, California 94104.

	Voting Common Stock
Name and address of beneficial owner	Number of Shares Beneficially Owned (1,2, & 3)	Percentage of Shares Beneficially Owned
5% Stockholders:
Streeterville Capital LLC. (4)	101,311	13.2%
Named executive officers and directors:
Lisa A. Conte (5)	19,443	2.8%
Pravin Chaturvedi, Ph.D. (6)	7,673	1.1%
Steven R. King, Ph.D (7)	7,657	1.1%
Jonathan S. Wolin (8)	18,551	2.7%
James J. Bochnowski (9)	54,460	7.5%
Jonathan B. Siegel (10)	18,180	2.6%
John Micek III (11)	18,180	2.6%
Anula Jayasuriya (12)	46	*
All current executive officers and directors as a group (9 persons) (13)	155,422	18.7%

*	Less than 1%

(1)
Applicable percentages based on 674,005 shares of Common Stock outstanding as of April 10, 2025. Beneficial Ownership prior to this offering includes any share options either vested or which will vest within 60 days of the filing of this registration statement, and any common stock warrants exercisable within 60 days of the filing of this registration statement.

(2)	Consists of the conversion shares, common warrant shares and/or placement agent warrant shares (as the case may be).
(3)
Assumes full conversion of all notes (assuming no payment of the principal amounts or any accrued interest) and/or full exercise of all common warrants and/or placement agent warrants (as the case may be) and the resale or other disposition of all conversion shares, common warrant shares and/or placement agent warrant shares (as the case may be).

(4)
Includes (i) 10,300 shares of Common Stock held by Streeterville Capital, LLC (“Streeterville”), (ii) 45,844 shares of Common Stock issuable upon conversion of the Note held by Streeterville, convertible at a conversion price of $5.535 per share, and (iii) 45,167 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Streeterville, exercisable at an exercise price of $5.41 per share. The Note and Common Stock Warrant provide for limitations on conversion and exercise, respectively, such that the holder along with its affiliates may not beneficially own more than 9.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion and exercise, respectively. John M. Fife has voting and dispositive power over shares held by Streeterville. The address for Streeterville is 297 Auto Mall Drive #4, St. George, UT, 84770, USA.

(5)
Ms. Lisa Conte is the Chief Executive Officer and President of the Company and a member of the Company’s board of directors. Includes (i) 131 shares of Common Stock held by Ms. Conte, (ii) 1,177 shares of Common Stock issuable to Ms. Conte under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025, (iii) 9,135 shares of Common Stock issuable upon conversion of the Note held by Ms. Conte, convertible at a conversion price of $5.555 per share, and (iv) 9,000 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Ms. Conte, exercisable at an exercise price of $5.43 per share. The address for Ms. Conte is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(6)
Mr. Pravin Chaturvedi is the Chief Scientific Officer and the Chair of Scientific Advisory Board of the Company. Includes (i) 69 shares of Common Stock held by Mr. Chaturvedi, (ii) 350 shares of Common Stock issuable to Mr. Chaturvedi under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025, (iii) 3,654 shares of Common Stock issuable upon conversion of the Note held by Mr. Chaturvedi, convertible at a conversion price of $5.555 per share, and (iv) 3,600 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Mr. Chaturvedi, exercisable at an exercise price of $5.43 per share. The address for Mr. Chaturvedi is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(7)
Mr. Steven R. King is the Chief Sustainable Supply, Ethnobotanical Research, IP Officer and Secretary of the Company. Includes (i) 53 shares of Common Stock held by Mr. King, (ii) 350 shares of Common Stock issuable to Mr. King under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025, (iii) 3,654 shares of Common Stock issuable upon conversion of the Note held by Mr. King, convertible at a conversion price of $5.555 per share, and (iv) 3,600 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Mr. King, exercisable at an exercise price of $5.43 per share. The address for Mr. King is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(8)
Mr. Jonathan S. Wolin is the Chief of Staff, Chief Compliance Officer, and General Counsel of the Company. Includes (i) 66 shares of Common Stock held by Mr. Wolin, (ii) 350 shares of Common Stock issuable to Mr. Wolin under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025, (iii) 9,135 shares of Common Stock issuable upon conversion of the Note held by Mr. Wolin, convertible at a conversion price of $5.555 per share, and (iv) 9,000 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Mr. Wolin, exercisable at an exercise price of $5.43 per share. The address for Mr. Wolin is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.
(9)
Mr. James J. Bochnowski is a member of the Company’s board of directors. These securities are held by Bochnowski Family Trust (“Bochnowski Family Trust”) where Mr. Bochnowski is a co-trustee

and beneficiary of such trust and shares voting and investment control over such shares with his spouse. Includes (i) 51 shares of Common Stock held by the Bochnowski Family Trust, (ii) 27,407 shares of Common Stock issuable upon conversion of the Note held by the Bochnowski Family Trust, convertible at a conversion price of $5.555 per share, and (iii) 27,002 shares of Common Stock issuable upon exercise a Common Stock Warrant held by the Bochnowski Family Trust, exercisable at an exercise price of $5.43 per share. The Note and Common Stock Warrant provide for limitations on conversion and exercise, respectively, such that the holder along with its affiliates may not beneficially own more than 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion and exercise, respectively. The address for Mr. Bochnowski is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(10)
Mr. Jonathan B. Siegel is a member of the Company’s board of directors. These securities are held by JBS Healthcare Ventures LLC (“JBS”) where Mr. Siegel is the sole member. Includes (i) 45 shares of Common Stock held by JBS, (ii) 9,135 shares of Common Stock issuable upon conversion of the Note held by JBS, convertible at a conversion price of $5.555 per share, and (iii) 9,000 shares of Common Stock issuable upon exercise a Common Stock Warrant held by JBS, exercisable at an exercise price of $5.43 per share. The address for Mr. Siegel is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(11)
Mr. John Micek III is a member of the Company’s board of directors. Includes (i) 45 shares of Common Stock held by Mr. Micek, (ii) 9,135 shares of Common Stock issuable upon conversion of the Note held by Mr. Micek, convertible at a conversion price of $5.555 per share, and (iii) 9,000 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Mr. Micek, exercisable at an exercise price of $5.43 per share. The address for Mr. Micek is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

(12)
Represents (i) 46 shares of Common Stock and (ii) there are no shares of Common Stock issuable to Dr. Jayasuriya under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025.

(13)
See footnotes (5 - 13). The group also includes Carol Lizak. Ms. Carol Lizak is the Chief Financial Officer of the Company. Includes (i) 47 shares of Common Stock held by Ms. Lizak, (ii) 304 shares of Common Stock issuable to Ms. Lizak under stock options that are exercisable or will become exercisable in the 60 days subsequent to April 10, 2025, (iii) 5,481 shares of Common Stock issuable upon conversion of the Note held by Ms. Lizak, convertible at a conversion price of $5.555 per share, and (iv) 5,400 shares of Common Stock issuable upon exercise a Common Stock Warrant held by Ms. Lizak, exercisable at an exercise price of $5.43 per share. The address for Ms. Lizak is c/o Jaguar Health, Inc., 200 Pine Street, Suite 400, San Francisco, CA, 94104.

Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under the Company’s equity compensation plans consisting of our 2014 Plan and our 2020 New Employee Inducement Award (the “2020 Inducement Award Plan”) after adjustment due to the Reverse Stock Split effective in March 2025.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of Outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	30,469	$11.90	149	(2)
Equity compensation plans not approved by security holders (3):	0	$0	17,546	(2)
Total	30,469	$11.90	17,695

(1)	Consists of the 2014 Plan.
(2)	As of December 31, 2024, there were 17,546 shares available for grant under the 2014 Plan and 149 shares available for grants under the 2020 Inducement Award Plan.
(3)
Consists of the 2020 Inducement Award Plan. For more information on the 2020 Inducement Award Plan, see Note 11 to the financial statements in our Annual Report on Form

10-K

for the year ended December 31, 2024.

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
The following includes a summary of transactions since January 1, 2024, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end

for the prior two fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Compensation arrangements for our directors and executive officers are described in our annual proxy statement on Schedule 14A.
On January 29, 2024, the Company entered into an exchange agreement with Iliad pursuant to which the Company issued an aggregate of 5,333 shares of the Company’s common stock to Iliad in exchange for $836,000 reduction in the outstanding balance of the October 2020 Royalty Interest. Additionally, the Company entered into an exchange agreement with Streeterville, which the Company issued an aggregate of 1,058 shares of the Company’s common stock in exchange for $165,000 reduction in the outstanding balance of the August 2022 Royalty Interest.
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

lock-up.
On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville (the “Streeterville Exchange Agreement”), pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Streeterville Exchange Agreement, in exchange for the surrender of the March 2021 Purchase Agreement by Streeterville (the “Streeterville Exchange Transaction”). Upon completion of the Streeterville Exchange Transaction, all outstanding balance of the March 2021 Purchase Agreement was fully paid and the March 2021 Purchase Agreement was terminated.
On March 5, 2024, the Company issued 6,666 shares of the Company’s common stock to Streeterville in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock. Subsequently, on March 19, 2024, the Company issued 5,556 shares of the Company’s common stock in exchange for the surrender and cancellation of another 40 shares of Series J Perpetual Preferred Stock.
On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 262 shares of the Company’s common stock.
On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 18,200 shares of the Company’s common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.
On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 8,000 shares of the Company’s common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.
On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 51,600 shares of common stock to Streeterville in exchange for a $1,094,952 reduction in the outstanding balance of the royalty interest held by such holder.
On January 29, 2025, the Company and Napo entered into an amendment with Streeterville to the secured promissory note in the original principal amount of $6,220,812.50 issued by the Company and Napo to Streeterville on January 19, 2021 pursuant to that certain Note Purchase Agreement among the same parties dated as of the even date. Pursuant to the amendment, the maturity date of the note is extended to July 20, 2025.
On February 13, 2025, the Company and Napo entered into an amendment with Streeterville to the secured promissory note in the original principal amount of $6,220,812.50 issued by the Company and Napo to Streeterville on January 19, 2021 pursuant to that certain Note Purchase Agreement among the same parties dated as of the even date. Pursuant to the amendment, the maturity date of the note is further extended to January 20, 2026.
On February 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 14,000 shares of common stock to Streeterville in exchange for a $291,375 reduction in the outstanding balance of the Streeterville’s royalty interest.
Securities Purchase Agreement; Private Placement
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
Transaction with Lisa Conte
Lisa Conte, the Chief Executive Officer and President of the Company, invested approximately $50,000 in the Private Placement.
Transaction with Pravin Chaturvedi
Pravin Chaturvedi, the Chief Scientific Officer and the Chair of Scientific Advisory Board of the Company, invested approximately $20,000 in the Private Placement.
Transaction with Steven R. King
Steven R. King, the Chief Sustainable Supply, Ethnobotanical Research, IP Officer and Secretary of the Company, invested approximately $20,000 in the Private Placement.
Transaction with Jonathan S. Wolin
Jonathan S. Wolin, the Chief of Staff, Chief Compliance Officer, and General Counsel of the Company, invested approximately $50,000 in the Private Placement.
Transaction with Carol Lizak
Carol Lizak, the Chief Financial Officer of the Company, invested approximately $30,000 in the Private Placement.
Transaction with James J. Bochnowski
James J. Bochnowski, a member of the Company’s board of directors, invested approximately $150,000 in the Private Placement. These securities are held by Bochnowski Family Trust where Mr. Bochnowski is a co-trustee

and beneficiary of such trust and shares voting and investment control over such shares with his spouse.
Transaction with Jonathan B. Siegel
Jonathan B. Siegel, a member of the Company’s board of directors, invested approximately $50,000 in the Private Placement.
Transaction with John Micek III
John Micek III, a member of the Company’s board of directors, invested approximately $50,000 in the Private Placement.
Transaction with Niccolo Caderni
Niccolo Caderni, a member of the board of directors of Napo Therapeutics S.p.A., a subsidiary of the Company incorporated in Italy, invested approximately $20,000 in the Private Placement.
Transaction with Mark Johnson
Mark Johnson, an employee of the Company, invested approximately $25,000 in the Private Placement.
Transaction with David F. Sesin
David F. Sesin, the Chief Manufacturing Officer of the Company, invested approximately $50,000 in the Private Placement.
Transaction with Ian Wendt
Ian Wendt, the Chief Commercial Officer of the Company, invested approximately $20,000 in the Private Placement.
Transaction with Streeterville
Streeterville, a beneficial owner of more than 5% of the Company’s capital stock, invested approximately $250,000 in the Private Placement.

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
RBSM LLP (“RBSM”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2022, 2023, and 2024 and has served as our independent registered public accounting firm since November 22, 2021. The following table represents the aggregate fees billed to us by RBSM in 2022, 2023, and 2024 for audit and other services rendered.

	Years ended December 31, 2024	Years ended December 31, 2023	Years ended December 31, 2022
Audit Fees	$465,500	$380,000	$250,000
Audit Related Fees	93,000	45,000	15,000
Tax Fees	—	—	—
All Other Fees	—	—	—

Total	$558,500	$425,000	$265,000

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
Dated: April 15, 2025

JAGUAR HEALTH, INC.

By:	/s/ Lisa A. Conte
Lisa A. Conte
Chief Executive Officer & President