Form 10-Q
period 2025-03-31
Jaguar Health, Inc.
filed 2025-05-15
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were (i) 1,018,348 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) no shares of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$5,690	$8,002
Accounts receivable, net	1,223	1,527
Other receivable	166	120
Inventory	10,555	10,345
Prepaid expenses and other current assets	12,805	12,204
Total current assets	30,439	32,198
Property and equipment, net	452	464
Operating lease - right-of-use asset	1,211	936
Intangible assets, net	18,011	18,479
Other assets	1,347	1,348
Total assets	$51,460	$53,425

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$7,028	$5,286
Accrued liabilities	2,101	1,911
Deferred revenue	170	170
Operating lease liability, current	273	299
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $18.6 million as of March 31, 2025, and $11.9 million as of December 31, 2024, respectively)	18,636	12,038
Total current liabilities	28,208	19,704
Operating lease liability, net of current portion	998	686
Deferred revenue - long term	510	553
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $18.4 million as of March 31, 2025, and $21.7 million as of December 31, 2024, respectively)	18,429	23,503
Total liabilities	48,145	44,446

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 shares designated from 10,000,000 preferred stock authorized at March 31, 2025, and December 31, 2024; 99 shares issued and outstanding at March 31, 2025 and December 31, 2024	2,485	2,485

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 shares designated from 10,000,000 preferred stock authorized at March 31, 2025, and December 31, 2024; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series I convertible preferred stock: $0.0001 par value; 118 shares designated from 10,000,000 preferred stock authorized at March 31, 2025, and December 31, 2024; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series K junior participating preferred stock: $0.0001 par value; 300,000 and 0 shares designated from 10,000,000 preferred stock authorized at March 31, 2025, and December 31, 2024, respectively; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at March 31, 2025, and December 31, 2024; 674,047 and 10,420,964 issued and outstanding at March 31, 2025, and December 31, 2024, respectively	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2025, and December 31, 2024; 9 shares issued and outstanding at March 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	359,428	354,234
Noncontrolling interest	(952)	(791)
Accumulated deficit	(356,946)	(346,482)
Accumulated other comprehensive loss	(700)	(467)
Total stockholders' equity	830	6,494
Total liabilities, redeemable preferred stock and stockholders' equity	$51,460	$53,425

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
Product revenue, net	$2,171	$2,351
License revenue	43	—
Total revenue, net	2,214	2,351
Operating expenses
Cost of product revenue	515	430
Research and development	3,730	4,312
Sales and marketing	2,493	1,443
General and administrative	4,897	4,381
Total operating expenses	11,635	10,566
Loss from operations	(9,421)	(8,215)
Other income	112	234
Interest income (expense)	56	(611)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,343)	(2,021)
Gain on extinguishment of debt	—	1,245
Loss before income tax expense	(10,596)	(9,368)
Income tax expense	—	—
Net loss before equity in net loss of Joint venture	(10,596)	(9,368)
Equity in net loss of Joint venture
Net loss	$(10,596)	$(9,368)
Net loss attributable to noncontrolling interest	$(132)	$(142)
Net loss attributable to common stockholders	$(10,464)	$(9,226)
Net loss per share, basic and diluted	$(16.70)	$(87.12)
Weighted-average common stock outstanding, basic and diluted	626,644	105,895

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
Net loss	$(10,596)	$(9,368)
Other comprehensive loss (gain)	(262)	217
Net comprehensive loss	$(10,858)	$(9,151)
Common stockholders:
Net loss attributable to common stockholders	$(10,464)	$(9,226)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(233)	191
Net comprehensive loss attributable to common stockholders	$(10,697)	$(9,035)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(132)	$(142)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(29)	26
Net comprehensive loss attributable to noncontrolling interests	$(161)	$(116)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2025	99	$2,485	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Common shares issued in At The Market offering, net of issuance and offering cost of $17	—	—	—	—	—	—	80,007	—	—	—	1,756	—	—	—	1,756
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	51,600	—	—	—	315	—	—	—	315
Common shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	14,000	—	—	—	1,210	—	—	—	1,210
Warrants	—	—	—	—	—	—	—	—	—	—	1,795	—	—	—	1,795
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Stock-based compensation	—	—	—	—	—	—	—		—	—	301	—	—	—	301
Net loss	—	—	—	—	—	—	—	—	—	—	—	(132)	(10,464)	—	(10,596)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(233)	(262)
Balances as of March 31, 2025	99	$2,485	—	$—	—	$—	674,047	$—	9	$—	$359,428	$(952)	$(356,946)	$(700)	$830

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2024	—	$—	122	$—	56	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $42	—	—	—	—	—	—	87,263	—	—	—	11,340	—	—	—	11,340
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from conversion of warrants	—	—	—	—	—	—	12,557	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	12,221	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange of license agreement	—	—	—	—	—	—	11,111	—	—	—	1,150	—	—	—	1,150
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	5,333	—	—	—	836	—	—	—	836
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	2,033	—	—	—	—	—	—	—	—
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	1,799	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,059	—	—	—	166	—	—	—	166
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	581	—	—	—	581
Net loss	—	—	—	—	—	—	—	—	—	—	—	(142)	(9,226)	—	(9,368)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	26	—	191	217
Balances as of March 31, 2024	99	$2,485	—	$—	—	$—	182,318	$—	9	$—	$329,675	$(180)	$(317,216)	$(461)	$11,818

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net comprehensive loss	$(10,858)	$(9,151)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	1,343	2,021
Depreciation and amortization expenses	479	501
Stock-based compensation, vested and released restricted stock units, and exercised stock options	301	581
Amortization of operating lease - right-of-use asset	67	109
Share in joint venture's loss	33	16
Amortization of debt issuance costs, debt discount, and non-cash interest expense	—	274
Gain on extinguishment of debt	—	(1,245)
Changes in assets and liabilities
Accounts receivable	304	455
Other receivable	(45)	10
Inventory	(209)	169
Prepaid expenses and other current assets	(489)	(1,136)
Other assets	—	735
Accounts payable	1,723	(1,660)
Accrued liabilities	141	531
Deferred revenue	(43)	850
Operating lease liability	(63)	(107)
Total cash used in operating activities	(7,316)	(7,047)
Cash flows from financing activities
Proceeds from Convertible Notes	3,448	—
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $17 and $42 in 2025 and 2024, respectively	1,756	11,340
Payment of Tempesta Note	(50)	(50)
Repayment of insurance financing	(188)	(172)
Proceeds from issuance of common shares in exchange for License Agreement	—	1,150
Total cash provided by financing activities	4,966	12,268
Effects of foreign exchange rate changes on assets and liabilities	36	(19)
Net increase (decrease) in cash	(2,314)	5,202
Cash at beginning of the year	8,002	6,469
Cash at end of the year	$5,688	$11,671

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Supplemental schedule of cash flow information
Cash paid for interest	$6	$9
Supplemental schedule of non-cash financing and investing activities
Common shares issued to Irving in exchange of notes payable and accrued interest	$1,210	$—
Recognition of operating lease - right-of-use asset and operating lease liability	$341	$221
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$315	$166
First Insurance Financing	$114	$—
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$—	$4,485
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$—	$1,999
Common stock issued to Iliad in exchange for notes payable and accrued interest	$—	$836
Umbrella Insurance Financing	$—	$52
Common stock issued from conversion of warrants	$—	$2

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $356.9 million as of March 31, 2025. The Company expects to incur substantial losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2024, which was filed to SEC on March 31, 2025 and amended on April 15, 2025.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, changes in convertible preferred stock and stockholders' equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of March 31, 2025 and December 31, 2024. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of March 31, 2025 and December 31, 2024.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of March 31, 2025 and December 31, 2024. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three months ended March 31, 2025 and 2024, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2025 and 2024, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2025	2024
Customer 1	22%	31%
Customer 2	61%	54%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	March 31,	December 31,
	2025	2024
Customer 1	29%	30%
Customer 2	52%	57%

The Company is subject to concentration risk from the single third-party contract manufacturer, Glenmark.

Other Risks and Uncertainties

The Company’s future operations results involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations including, but not limited to, war, rapid technological change, obtaining second source suppliers and manufacturers, regulatory approval from the US Food and Drug Administration (“FDA”) or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships, and dependence on key individuals. In addition, the reshaping of the federal government workforce may impact the availability, timing, and consistency of regulatory oversight and funding, introducing further uncertainty to the Company’s operations.

Other Global Events

Macroeconomic conditions worldwide are subject to constant change, influenced by several factors, including persistently high inflation, impact of rising tariffs, aggressive trade policies, structural weaknesses in the labor market, low productivity growth, adverse weather conditions, and possible political unrest in certain regions. Despite these global economic challenges, no significant changes have occurred in the Company's operations.

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

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of March 31, 2025 and December 31, 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or API provided by third-party processors, Probos and Corfasac, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of Crude Plant Latex (“CPL”), recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon, with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed Crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of March 31, 2025 and December 31, 2024. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

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

None of the Company’s long-lived assets were deemed impaired as of March 31, 2025 and December 31, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three months ended March 31, 2025 and 2024.

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

Contracts - Distribution Agreement

The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributor, who then sell the products to the end customers. Since 2021, the Company has entered into one distribution agreement with established distributor to distribute the Company’s animal health products in the United States. The distribution agreement and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

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

Transaction price

For contracts with Cardinal Health and other distributors, the transaction price is the amount of consideration the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the Wholesaler Acquisition Cost (“WAC”), and the transaction price of Canalevia-CA1 and Neonorm is the manufacturer’s list price, net of discounts, returns, and price adjustments.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $2.1 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $17,000 and $40,000 for the three months ended March 31, 2025 and 2024, respectively, and Neonorm revenues of $16,000 and $9,000 for the three months ended March 31, 2025 and 2024, respectively. Revenues are recognized at a point in time upon shipment when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf, and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $1.7 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

Product Revenue

For the three months ended March 31, 2025, the Company recognized a revenue of $25,000 and as of March 31, 2025, the total royalty expense associated with this contract amounted to $39,000.

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

License Revenue

For the three months ended March 31, 2025 and 2024, license fees recognized from the contract with GEN amounted to $43,000 and $0, respectively. As of March 31, 2025, the total deferred revenue associated with this contract amounted to $43,000.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and March 31, 2024, the Company has entered amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three months ended March 31, 2025 and 2024.

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

The Company did not modify any equity-classified preferred stock for the three months ended March 31, 2025 and 2024.

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

Comprehensive Gain or Loss

The Company follows ASC 220, Income Statement—Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements.

For the three months ended March 31, 2025 and 2024, the other comprehensive losses (gains) from translation adjustments were $262,000 and ($217,000), respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three months ended March 31, 2025, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2025.

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

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This update outlines the recognition and initial measurement requirements for these joint ventures. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. For the three months ended March 31, 2025, the Company has no joint venture that may be affected by the amendment.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"), which requires additional disclosures regarding the nature of expenses included in the income statement. This update responds to investor feedback requesting greater transparency in financial reporting by requiring entities to provide a tabular disclosure of specified natural expense categories within relevant expense captions. The disclosure requirements include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion expenses, among others. Additionally, entities must provide qualitative descriptions of any remaining amounts not separately disaggregated and disclose total selling expenses. The amendments in this update apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Entities may apply the requirements prospectively, with an option for retrospective application. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update amends the effective date of ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures regarding the nature of expenses included in the income statement. The amendment clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$5,469	$5,469
Uptown	—	—	9,322	9,322
Streeterville 2	—	—	8,856	8,856
Streeterville Note	—	—	11,527	11,527
Convertible Notes	—	—	1,833	1,833
Total fair value	$—	$—	$37,007	$37,007

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$5,215	$5,215
Uptown	—	—	9,615	9,615
Streeterville 2	—	—	8,673	8,673
Streeterville Note	—	—	11,853	11,853
Total fair value	$—	$—	$35,356	$35,356

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Three Months Ended
	March 31, 2025
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—
Additions	—	—	—	—	1,833
Exchanges	—	(1,210)	(315)	—	—
Settlements	—	—	—	—	—
Change in fair value	254	917	498	(326)	—
Ending fair value of Level 3 liability	$5,469	$9,322	$8,856	$11,527	$1,833

	Year Ended
	December 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793	$—
Additions	—	—	—	—	—
Exchanges	(4,906)	—	(166)	—	—
Settlements	—	—	—	—	—
Change in fair value	3,259	2,142	2,024	2,060	—
Ending fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of March 31, 2025, amounted to $7.8 million and $11.5 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of March 31, 2025, amounted to $21.1 million and $23.6 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	9.28% - 27.35% (27.35%)	7.46%-25.53% (25.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $421,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $421,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have decreased by $1.95 million.

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have increased by $12.80 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.00%-85.00%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $0.24 million.

If expected cash flows by Management considered the Scenario with the most significant amount of indicated value, FV would have increased by $1.21 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of March 31, 2025, amounted to $1.8 million. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuation with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 input for these freestanding financial instruments to be the discount rate, which was determined using a comparison of various effective yields on bonds as of the valuation date

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the Convertible Promissory Notes:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	8.6% - 21.51% (21.51%)	—

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $0.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $0.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	9.3% - 26.00% (26.00%)	7.5%-27.53% (27.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $332,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $337,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
	(Unaudited)
At March 31, 2025
Iliad	$5,469	$2,220	$4,654	$(1,406)
Uptown	9,322	6,899	5,666	(3,243)
Streeterville 2	8,856	9,803	2,272	(3,219)
Streeterville Note	11,527	6,000	876	4,651
Convertible Notes	1,833	3,448	2	(1,617)

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2024
Iliad	$5,215	$2,220	$4,484	$(1,489)
Uptown	9,615	7,994	5,347	(3,726)
Streeterville 2	8,673	10,094	2,024	(3,445)
Streeterville Note	11,853	6,000	815	5,038

4. Balance Sheet Components

Inventory

Inventory at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Raw material	$1,881	$1,850
Work in process	7,725	7,407
Finished goods	949	1,088
Inventory	$10,555	$10,345

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $4.1 million as of March 31, 2025 and December 31, 2024, are included in the prepaid expenses and other current assets account. The Company’s proof‑of‑concept (“POC”) data is expected to be completed by the end of the third quarter of 2025. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment, net at March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	23	23
Total property and equipment at cost	977	977
Accumulated depreciation	(525)	(513)
Property and equipment, net	$452	$464

Depreciation and amortization expenses were $12,000 and $12,000 for the three months ended March 31, 2025 and 2024, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(12,778)	(12,361)
Developed technology, net	12,222	12,639
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(153)	(148)
Trademarks, net	147	152
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(547)	(512)
Internal use software costs - registry, net	319	354
Patents	361	361
Accumulated patents amortization	(41)	(36)
Patents, net	320	325
License	214	215
Accumulated license amortization	(11)	(6)
License, net	203	209
Total intangible assets, net	$18,011	$18,479

Amortization expense of finite-lived intangible assets was $467,000 and $489,000 for the three months ended March 31, 2025 and 2024.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2025:

(in thousands)	Amounts
Remainder of 2025	$1,334
2026	547
2027	547
2028	547
2029	547
Thereafter	9,689
$13,211

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended March 31, 2025 and 2024, the Company paid its directors approximately $104,000 and $112,000 in cash compensation, respectively.

6. Commitments and Contingencies

Commitments

Leases

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, which includes two offices described as Suite 400 and Suite 600. The term of the lease began on September 1, 2021, and will expire on August 31, 2024. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it; hence, the lease term only includes the noncancellable period of three years plus the period of early occupancy. On December 24, 2021, the lease agreement was amended for the first time to change the expiration date from August 31, 2024 to February 28, 2025.

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

On October 7, 2021, the Company entered an agreement for the lease of office premises in Milan, Italy from November 1, 2021, to April 30, 2022, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €10,000 or approximately $10,500. If the contract was not terminated within 12 months, the lease amount would be increased in line with the index of relevant inflation at each annual expiration of the contract's start date. The lessor had the right to decline the renewal of the contract. Upon the happening of certain specified events, the lessor might immediately withdraw from the contract. The Company was required to leave the occupied spaces immediately in the same condition in which they were found in the event of contract termination or expiry. The Company paid a deposit of €20,000, or approximately $21,000, to the lessor. On January 26, 2022, the lease agreement was amended, whereby the term was extended by 20 months from May 1, 2022 to December 31, 2023. The Company recognized rent expense on a straight-line basis over the non-cancellable lease period. On September 12, 2023, the Company entered into a second lease amendment whereby the term was extended by another year from January 1, 2024 to December 31, 2024. On December 31, 2024, the Company elected not to renew the lease agreement.

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

On January 25, 2022, the Company entered an agreement for the lease of office premises in Milan, Italy from March 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €4,000 or approximately $4,200. A similar agreement was entered with the lessor for the lease of premises to be used as office space from November 1, 2022, to December 31, 2023, subject to automatic renewal for subsequent periods until terminated by either party. Base rent amounted to €3,817 or approximately $4,000. If the contracts are not terminated within 12 months, the lease amounts will be increased in line with the index of relevant inflation at each annual expiration of the contract's start date. The lessor has the right to decline the renewal of the contracts. Upon the happening of certain specified events, the lessor may immediately withdraw from the contracts. The Company is required to leave the occupied spaces immediately in the same conditions in which they were found in the event of contract termination or expiry. The Company paid a deposit of €9,000, or approximately $9,500, to the Lessor.

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

On October 25, 2023, the Company entered into the second amendment to the lease of the office premises in San Francisco. Under this amendment, the lease term for Suite 400 was changed from February 28, 2025 to August 31, 2030. Additionally, it reflected a remeasurement of the premises, increasing the Company's total rentable area from 10,526 to 10,998 square feet. As part of this remeasurement, Suite 400's rentable area was adjusted to 5,735 square feet, while Suite 600's rentable area remained unchanged at 5,263 square feet per the original lease agreement. This amendment did not increase Suite 400's rent proportionally to the updated square footage. The option to renew at the end of the lease term was amended into a one-to-five-year period from the original one-to-three-year period. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it; hence, the lease term only includes the noncancellable period until February 28, 2025. The second amendment did not modify any terms related to Suite 600.

On December 8, 2023, the Company entered a two-year office lease in Milan, Italy. The lease term began on January 1, 2024, until December 31, 2025. The Company recognizes rent expense on a straight-line basis over the non-cancellable lease period.

On January 1, 2025, the Company entered into the third amendment to the lease of the office premises in San Francisco. Under this amendment, the lease term for Suite 600 was changed from February 28, 2025 to August 31, 2030, rendering the lease terms for both Suite 400 and Suite 600 coterminous. Additionally, the amendment established a revised rental rate for Suite 600 at $24.00 per rentable square foot, effective upon the amendment’s execution. The rental rate is subject to annual escalations of three percent (3%) thereafter. The third amendment did not modify any terms related to Suite 400.

The table below provides additional details of the office space and vehicle leases presented in the unaudited condensed consolidated balance sheet as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	1,112	819
Operating lease - right-of-use asset - vehicles	99	117
Total	$1,211	$936

Operating lease liability, current	273	299
Operating lease liability, net of the current portion	998	686
Total	$1,271	$985

Weighted-average remaining life (years)	4.10	4.44
Weighted-average discount rate	20.03%	20.75%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, were approximately $220,000 and $276,000, respectively.

For the three months ended March 31, 2025 and 2024, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $63,000 and $336,000, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2025 and 2024, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $341,000 and $221,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
2025	502	455
2026	385	266
2027	371	233
2028	382	240
2029	394	247
2030	166	168
Total undiscounted operating lease payments	2,200	1,609
Imputed interest expenses	(929)	(624)
Total operating lease liability	1,271	985
Less: Operating lease liability, current	273	299
Operating lease liability, net of current portion	$998	$686

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of March 31, 2025, the remaining commitment is 250 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the three months ended March 31, 2025 and 2024, the Company paid Integrium $0 and $505,000, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the three months ended March 31, 2025 and 2024, the Company paid Glenmark $620,000 and $0, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the three months ended March 31, 2025, of Magdalena is as follows:

Three Months Ended
March 31,
2025
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(82)
Loss before income tax	(82)
Income tax expense	—
Net loss	$(82)
Net loss attributable to the Company	$(33)

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

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the three months ended March 31, 2025 and 2024, the Company recognized $43,000 and $0 related to the license granted.

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

The Company commenced the commercial launch of Gelclair in October 2024. Accordingly, amortization expense and royalty expense were recognized for the three months ended March 31, 2025.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed consolidated balance sheets as of March 31, 2025, as the Company could not predict the ultimate outcome of these matters or reasonably estimate the potential exposure.

7. Debt

Notes payable at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$37,007	$35,356
Insurance Financing	58	135
Tempesta Note	—	50
Total	37,065	35,541
Less: Unamortized discount and debt issuance costs	—	—
Note payable, net of discount	$37,065	$35,541
Notes payable - non-current, net	$18,429	$23,503
Notes payable - current, net	$18,636	$12,038

Weighted average interest rate on short-term borrowings	8.75%	7.36%

The Company paid $6,000 and $9,000 in interest on its debt for the three months ended March 31, 2025 and 2024, respectively.

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

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville Capital, LLC (“Streeterville”, and together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea (c) and the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 551 shares of the common stock, (ii) Uptown warrants to purchase up to 492 shares of the common stock, and (iii) Streeterville warrants to purchase up to 1,262 shares of the common stock, at an exercise price of $720 per share.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Royalty Interest. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $555 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On March 31, 2025 and December 31, 2024, the fair value of Iliad's royalty interests was determined to be $5.5 million and $5.2 million. For the three months ended March 31, 2025 and 2024, the net change in the fair value of Iliad's royalty interests was $254,000 and $695,000, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”), a company affiliated with CVP, pursuant to which the Company sold to Uptown a royalty interest entitling Uptown to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million (the “December 2020 Royalty Interest”).

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 175 shares of the Company’s common stock at an exercise price of $555 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 51,600 shares of common stock to Uptown in exchange for a $1,094,952 reduction in the outstanding balance of the Uptown's royalty interest.

On March 31, 2025 and December 31, 2024, the fair value of Uptown's royalty interests was determined to be $9.3 million and $9.6 million. For the three months ended March 31, 2025 and 2024, the net change in the fair value of Uptown's royalty interests was $917,000 and $407,000, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

Interest expenses for the three months ended March 31, 2025 and 2024, were, $420,000 and $448,000, respectively. As of March 31, 2025, and December 31, 2024, the carrying value of the debt was zero.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, such that the Company issued Streeterville warrants to purchase 10,200 shares of the common stock the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000.00, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest. As a material consideration for Streeterville’s agreement to enter into these amendments, the Company agreed to issue Streeterville warrants to purchase up to 170 shares of the Company’s common stock at an exercise price of $555 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On March 31, 2025 and December 31, 2024, the fair value of Streeterville's royalty interests was determined to be $8.9 million and $8.7 million, respectively. For the three months ended March 31, 2025 and 2024, the net change in the fair value of Streeterville's royalty interests was $498,000 and $468,000, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of March 31, 2025, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of March 31, 2025, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of March 31, 2025, no default has occurred.

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

On January 29, 2025, the Company entered into an amendment to its secured promissory note with Streeterville to extend the maturity date of the note to July 20, 2025. On February 13, 2025, the Company entered into another amendment to extend the maturity date of the note to January 20, 2026.

On March 31, 2025 and December 31, 2024, the fair value of the Streeterville note was determined to be $11.5 million and $11.9 million, respectively. For the three months ended March 31, 2025 and 2024, the net change in the fair value of the Streeterville note was $326,000 and $450,000, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

Convertible Notes

On March 26, 2025, the Company entered into securities purchase agreements with selected accredited investors pursuant to which the Company ("Private Placement"), will issue approximately $3.4 million aggregate principal amount of convertible promissory notes ("Convertible Notes") to such Investors. The Notes will have a 3-month maturity, will bear interest at 6% per annum, and will be convertible immediately at the option of the Investors into shares of the Company’s common stock.

On March 31, 2025, the Company closed its Private Placement, in which the Company issued approximately $3.4 million aggregate principal amount of Convertible Notes and warrants to purchase up to 622,584 shares of the Company’s common stock to selected institutional and accredited investors. The gross proceeds to Jaguar from the offering were approximately $3.5 million, before deducting the placement agent’s fees and other offering expenses payable by Jaguar, and excluding the proceeds, if any, from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes will be immediately convertible, at each holder’s option, in part or in full, into an aggregate of 622,598 shares of the Company’s voting common stock, par value $0.0001 per share, at a conversion price of $5.54 per share for investors who are not an officer, director, employee or consultant of the Company, and $5.56 per share for Investors who are Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at the transaction date was equal to the cash proceeds received of $1.8 million. The transaction expense of $208,000 was recognized in profit and loss as incurred. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the note.

On March 31, 2025, the fair value of the Convertible note was determined to be $1.8 million. For the three months ended March 31, 2025, the net change in the fair value of the Convertible note was zero.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2025 and 2024, were zero and $7,000, respectively. The financing balance was zero as of March 31, 2025 and December 31, 2024.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2025 and 2024, was $200 and zero, respectively. The financing balance was zero and $5,000 as of March 31, 2025 and December 31, 2024, respectively.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2025 was $6,000. The financing balance was zero and $130,000 as of March 31, 2025 and December 31, 2024, respectively.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual percentage rate of 5.0%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the three months ended March 31, 2025 was zero. The financing balance was $57,000 and zero as of March 31, 2025 and December 31, 2024, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 9 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expenses for the three months ended March 31, 2025 and 2024, were $600 and $1,000, respectively. At March 31, 2025 and December 31, 2024, the net carrying value of the note was zero and $50,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(unaudited)
Warrants outstanding, beginning balance	3,045	8,073
Issuances	659,960	—
Exercises	—	(5,026)
Expirations and cancelations	—	(2)
Warrants outstanding, ending balance	663,005	3,045

As of March 31, 2025 and 2024, the Company’s outstanding warrants have an exercise price ranging from $5 to $25,000 per common stock and generally expires prior to December 31, 2025.

PIPE Warrants

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 137 shares (the “Preferred Shares”) of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 4,567 shares of the Company’s common stock, at an exercise price of $555 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”). The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes.

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

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with certain holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders’ agreement to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 457 shares of the Company’s common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants are substantially the same as the PIPE Warrants and have an exercise price of $720 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “PIPE Amendment Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Amendment Warrants Initial Exercise Date.

At the date of the PIPE Amendment Warrants, the warrants were valued at $1.2 million using the Black-Scholes option pricing model as follows: exercise price of $720 per share, stock price of $1,080 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in capital.

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

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 1,141 shares of the Company's common stock, and (ii) Uptown warrants to purchase up to 1,404 shares of the Company's common stock, at an exercise price of $720 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of March 31, 2025, 2,545 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Standstill Agreement, the warrants were valued at $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $720 per share, stock price of $1,095 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in capital.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into amendments Royalty Interest Global Amendments to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 155 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 4,375 shares of the common stock, and (iii) Streeterville warrants to purchase up to 175 shares of the Common Stock, at an exercise price of $555 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”)

and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of March 31, 2025, 500 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $555 per share, stock price of $390 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

Common Stock Warrants

Pursuant to the Company's closing of Private Placement on March 31, 2025, the Company issued warrants to purchase up to 622,584 shares of the Company’s common stock to selected institutional and accredited investors ("Common Stock Warrants"), with an initial exercise price equal to $5.43 per share for Investors who are members of the Company’s board of directors and officers ("Insiders") and $5.41 per share for Investors who are not Insiders ("Non-Insiders"), subject to certain adjustments.

The Common Stock Warrants will be exercisable immediately upon issuance and will expire on the earlier of (i) five years from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event.

At the date of the closing of the Private Placement, the warrants were valued at $470,000 and $2.6 million for Insiders and Non-Insiders, respectively using the Black-Scholes option pricing model as follows: stock price of $5.38 per share, expected life of five years, volatility of 146.32% and a risk-free rate of 4.09%. The warrants were classified in additional paid-in capital.

Placement Agent Warrants

The Company engaged H.C. Wainwright & Co., LLC to act as its exclusive placement agent in connection with the Convertible Promissory Notes and Insider Warrants and agreed to pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross proceeds raised in the Private Placement from Investors who are not Insiders and (ii) a management fee equal to 1.0% of the aggregate gross proceeds raised in the Private Placement and will reimburse the Placement Agent for certain fees and expenses.

The Company has also agreed to issue to the Placement Agent or its designees, at the closing of the Private Placement, warrants to purchase up to 37,376 shares of Common Stock ("Placement Agent Warrants"), which have the same form and terms as the Warrants except that the Placement Agent Warrants have an exercise price equal to $6.9188 per share. In addition, upon the exercise for cash of any Warrants, the Company shall issue to the Placement Agent (or its designees) the warrants to purchase that number of shares of Common Stock equal to 6.0% (or in the case of any Warrant Exercise by certain Insiders, 3.5%) of the aggregate number of such shares of Common Stock underlying such Warrants that have been so exercised and such warrants will be in the same form and terms as the Placement Agent Warrants originally issued.

At the date of the closing of the Private Placement, the warrants were valued at $180,000 using the Black-Scholes option pricing model as follows: exercise price of $6.92 per share, stock price of $5.38 per share, expected life of five years, volatility of 146.32% and a risk-free rate of 4.09%. The warrants were classified in additional paid-in capital.

9. Preferred Stock

As at March 31, 2025 and December 31, 2024, preferred stock consisted of the following:

March 31, 2025
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	—
K	300,000	—
Total	7,835,013	99	$—	$—

December 31, 2024
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	—
Total	7,535,013	99	$—	$—

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of March 31, 2025 and December 31, 2024, with a total of 7,835,013 shares and 7,535,013 shares designated to specific Series as of March 31, 2025 and December 31, 2024, respectively.

Series G Preferred Stock

On May 8, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to issue to such investors (i) 137 shares of Series G Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series G Preferred Stock”) and (ii) warrants to purchase up to 4,567 shares of the Company’s common stock, at an exercise price of $720 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.9 million (the “Private Placement”).

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

On January 15, 2024, Uptown converted 56 shares of Series I Preferred Stock into 1,798 shares of common stock.

Series K Preferred Stock

On February 26, 2025, the Company entered into a Rights Agreement with Equiniti Trust Company, LLC, as Rights Agent. Under the agreement, each outstanding share of Common Stock and Non-Voting Common Stock as of March 10, 2025 was granted one Class A Right or Class B Right, respectively.

At issuance, the Share Rights are not exercisable. They become exercisable only upon the occurrence of certain triggering events. Prior to these triggering events, the Board may redeem the Rights. Unless earlier redeemed, exchanged, or exercised, the Rights expire on February 26, 2026.

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

On March 19, 2024, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 5,556 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $180 per share of common stock.

As of March 31, 2025 and December 31, 2024, the Company had 99 shares of Series J preferred stock outstanding.

11. Stockholders' Equity

As of March 31, 2025 and December 31, 2024, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)
Options issued and outstanding	30,469	30,469
Inducement options issued and outstanding	1	1
Options available for grant under stock option plans	37,912	17,695
Restricted stock unit awards issued and outstanding	1,420	220
Warrants issued and outstanding	663,005	3,045
Total	732,807	51,430

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

Stockholder Rights Plan

On February 26, 2025, the Company adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of its common stock and non-voting common stock. The rights are designed to protect the interests of all stockholders by reducing the likelihood of a hostile takeover. Each right will initially entitle holders to purchase a fraction of a share of newly designated Series K Junior Participating Preferred Stock at a specified exercise price, subject to adjustment. The rights will become exercisable only upon the occurrence of certain events and are set to expire on February 26, 2026, unless earlier redeemed, exchanged, or terminated pursuant to the terms of the rights agreement

Reverse Stock Split

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

During the three months ended March 31, 2025, the Company issued an aggregate of 80,007 shares under the ATM Agreement for total net proceeds of $1.8 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2022 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three months ended March 31, 2025 and 2024 , noncontrolling interest changed by $160,000 and $116,000, respectively.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were zero shares outstanding as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025, 30,469 options were outstanding, and 26,565 options were available for grant. As of December 31, 2024, 30,469 options were outstanding, and 149 options were available for grant.

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

As of March 31, 2025, 1 option was outstanding, and 11,347 options were available for grant. As of December 31, 2024, 1 option was outstanding, and 17,546 options were available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes the incentive plan activity for the three months ended March 31, 2025, and the year ended December 31, 2024:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*

Balances as of January 1, 2024	417	16	1,798	$893,466	6.21	$—
Additional shares authorized	46,154				—	—
Options granted	(30,578)	30,578		32	—	—
Options exercised	-	-		-	—	—
Options canceled	124	(124)		221	—	—
RSUs granted	(5,644)		5,644		—	—
RSUs vested and released	7,216		(7,216)		—	—
RSUs cancelled	6		(6)		—	—
Outstanding at December 31, 2024	17,695	30,470	220	$311	9.77	$—
Additional shares authorized	21,417	—		—	—	—
Options granted	-	—		—	—	—
Options exercised	-	—		—	—	—
Options canceled	-	—		—	—	—
RSUs granted	(3,000)	—	3,000	—	—	—
RSUs exercised	(3)	—	3	—	—	—
RSUs cancelled	1,803	—	(1,803)	—	—	—
Outstanding at March 31, 2025	37,912	30,470	1,420	$3,347	9.53	$—
Exercisable at March 31, 2025		3,581		$896	9.52	$—
Vested and expected to vest at March 31, 2025		26,051		$151	9.53	$—

* The fair market value of Jaguar stock on March 31, 2025, was $4.76 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the three months ended March 31, 2025, and the year ended December 31, 2024, were zero.

The weighted average grant date fair value of stock options granted was zero dollar per share during the three months ended March 31, 2025, and $30.33 per share for the year ended December 31, 2024.

The number of options that were vested for the three months ended March 31, 2025, and for the year ended December 31, 2024, was 2,151 and 1,437, respectively. The grant date weighted average fair value of options that were vested for the three months ended March 31, 2025 and for the year ended December 31, 2024, was $30.33 and $142.01, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three months ended March 31, 2025 and 2024, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
	(unaudited)
Research and development expense	$117	$289
Sales and marketing expense	18	40
General and administrative expense	166	252
Total	$301	$581

As of March 31, 2025, the Company had zero unrecognized stock-based compensation expense for options, inducement options, and RSUs outstanding.

No range of assumptions was set forth and used in calculating the fair value of options granted during the three months ended March 31, 2025 and 2024, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through March 31, 2025.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
	(unaudited)
Net loss attributable to common stockholders	$(10,464)	$(9,226)
Shares used to compute net loss per common stock, basic and diluted	626,644	105,895
Net loss per share attributable to common stockholders, basic and diluted	$(16.70)	$(87.12)

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

The following are the other common stock equivalents of the Company for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	March 31,	December 31,
	2025	2024
	(unaudited)
Options issued and outstanding	30,469	30,469
Inducement options issued and outstanding	1	1
Options available for grant under stock option plans	37,912	17,695
Restricted stock units issued and outstanding	1,420	220
Warrants issued and outstanding	663,005	3,045
Total	732,807	51,430

As of May 15, 2025, 191,132 shares of common stock were issued after March 31, 2025, the balance sheet date.

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

The Company's reportable segments net revenues and net loss for the three months ended March 31, 2025 and 2024, consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$2,138	$76	$2,214	$2,303	$48	$2,351
Less: Segment expenses
Cost of revenue	505	10	515	415	15	430
Research and development	3,113	612	3,725	3,491	821	4,312
Sales and marketing	2,396	97	2,493	1,372	71	1,443
General and administrative	2,004	3,338	5,342	1,823	2,558	4,381
Interest	—	—	—	—	—	—
Other segment items*	311	1,176	1,487	(415)	741	326
Segment expenses	8,329	5,233	13,562	6,686	4,206	10,892
Segment net comprehensive loss	$(6,191)	$(5,157)	$(11,348)	$(4,383)	$(4,158)	$(8,541)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			490			(610)
Consolidated net comprehensive loss			$(10,858)			$(9,151)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Segment assets
Human Health	$44,628	$44,117
Animal Health	177,671	174,803
Total	$222,299	$218,920

The Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of fixed assets in Europe totaled $185,000 and $230,000 as of March 31, 2025 and December 31, 2024, respectively. This pertains to a right-of-use asset for the Napo Therapeutics lease office. In the US, the carrying value of fixed assets totaled $19.5 million and $19.6 million, respectively, composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	March 31,	December 31,
	2025	2024
(in thousands)	(unaudited)
Total assets for reportable segments	$222,299	$218,920
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(141,607)	(136,263)
Consolidated Totals	$51,460	$53,425

15. Subsequent Events

Unregistered Sale of Equity Securities

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with a holder of royalty interest in the Company. Pursuant to this exchange agreement, the Company issued 57,500 shares of common stock to such holder in exchange for $632,500 reduction in the outstanding balance of the royalty interest by such holder.

Securities Purchase Agreement, Limited Waiver

On May 5, 2025, Investors holding a majority of the 6% convertible promissory notes and warrants executed limited waivers that permit the Company, from time to time, to issue certain additional securities as specified in the limited waiver, notwithstanding the Variable Rate Transaction restriction in the Securities Purchase Agreement dated March 26, 2025.

Nasdaq Minimum Stockholders’ Equity Requirement

Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million. The Company believes that, after taking into account (i) the sale of 70,169 shares of common stock between April 1, 2025 and May 14, 2025 pursuant to the Company’s At The Market Offering Agreement, dated December 10, 2021, between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), as amended on each of February 2, 2022 and May 23, 2024 by and between the Company and Ladenburg, and on each of July 17, 2024, November 13, 2024 and February 4, 2025 by and among the Company, Ladenburg and Lucid Capital Markets, LLC (the “ATM Agreement”), (ii) the issuance of 117,500 shares of common stock in the aggregate between April 30, 2025 and May 13, 2025 to Iliad Research and Trading, L.P. (“Iliad”) in exchange for approximately $1.1 million reduction in the outstanding balance of the royalty interest held by such holder, (iii) the issuance of 109,127 shares of common stock between May 7, 2025 and May 14, 2025 upon conversion by certain holders of the Company’s 6% convertible promissory notes issued pursuant to the Securities Purchase Agreements, dated March 26, 2025, between the Company and select accredited investors, and (iv) the consummation of an exchange transaction pursuant to an exchange agreement, dated May 14, 2025, by and among the Company, Iliad and Streeterville Capital, LLC (“Streeterville”), whereby the Company issued 120 shares of the Company’s Series L Perpetual Preferred Stock in the aggregate to Iliad and Streeterville in exchange for the surrender of (x) 99 shares of the Company’s Series J Perpetual Preferred Stock held by Streeterville and (y) approximately $534,000 reduction in the outstanding balance of the royalty interest held by Iliad, the Company’s stockholders’ equity as of May 15, 2025 exceeds $2.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10‑K as of and for the year ended December 31, 2024 which was filed to the SEC on March 31, 2025 and amended on April 15, 2025.

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar’s wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescriptions from plants for essential supportive care and management of neglected GI symptoms across multiple complicated disease states. Our crofelemer drug product candidate is the subject of the OnTarget study, a recently conducted pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. While the initial top line results from the OnTarget study showed that this multicenter, double-blind, placebo-controlled pivotal clinical trial did not meet its primary endpoint for the prespecified analysis of all tumor types, a recently completed analysis by the Company of the prespecified subgroup of adult patients with breast cancer from OnTarget indicates that crofelemer achieved statistical significance in this subgroup. Patients with breast cancer accounted for 183 of the 287 participants in this trial in adult patients with solid tumors receiving targeted therapy with or without standard chemotherapy. The OnTarget results in breast cancer were the subject of a poster presentation conducted December 11, 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). Overall, crofelemer was significantly more effective than placebo in providing sustained response in breast cancer patients in the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of cancer therapy-related diarrhea (“CTD”).

As announced, a late-breaker abstract Napo submitted to the Multinational Association of Supportive Care in Cancer (MASCC) on additional significant results in adult breast cancer patients from the OnTarget study has been accepted for presentation as an oral rapid e-poster at MASCC’s June 26-28, 2025 Annual Meeting, and the U.S. Food and Drug Administration (FDA) granted Napo a Type C Meeting in the second quarter of 2025 to discuss the responder analysis in the prespecified subgroup of patients with breast cancer for crofelemer in the OnTarget study.

As part of our strategy to expand our commercial footprint beyond HIV-related supportive care to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market, for Venture Life’s 510(k) cleared oral mucositis prescription product, Gelclair, for the US market. Gelclair is a 510(k) cleared prescription product and can be commercialized without any clinical development costs for Jaguar. We initiated the commercial launch in October 2024 for Gelclair. Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a protective gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies, including oral mucositis/stomatitis. Unlike other products for oral mucositis, it is not a numbing agent and does not sting the mouth.

Napo Pharmaceuticals is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021, focusing on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant rare/orphan disease indications, including, initially, two key rare disease target indications: Short bowel syndrome (“SBS”) with intestinal failure and microvillus inclusion disease (“MVID”) an ultrarare congenital diarrheal disorder (“CDD”).

Magdalena Biosciences Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health conditions.

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013 (inception). The Company was a majority-owned subsidiary of Napo until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

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

Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) is a first-in-class oral botanical drug product approved by the FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. Jaguar’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

Jaguar is currently supporting three proof-of-concept (POC) investigator-initiated trials (IIT), and conducting two Phase 2 studies, of crofelemer for the rare diseases short bowel syndrome (SBS) with intestinal failure (SBS-IF) and/or MVID in the US, EU, and/or Middle East/North Africa regions. The Company’s Phase 2 study to evaluate the efficacy of crofelemer for MVID in pediatric patients has been initiated, as has the Company’s Phase 2 study to evaluate the efficacy of crofelemer for SBS-IF in adults. The independent IIT of crofelemer in Abu Dhabi in the United Arab Emirates (UAE) in pediatric patients for various CDDs, including SBS-IF or MVID, and the independent IIT in the US to evaluate crofelemer for SBS-IF in adults, have treated the first patients. The additional IIT is expected to initiate in Q2 2025. Availability of the first POC IIT result is potentially in Q2 2025, with additional POC IIT results expected throughout 2025. In accordance with the guidelines of specific European Union countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating conditions in 2026 while the company pursues approval of crofelemer for SBS and MVID from the EMA and the FDA. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow pathways for regulatory approval in the US and other regions and qualify crofelemer for participation in PRIME, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs, and in the FDA’s Breakthrough Therapies program. If a drug is designated as breakthrough therapy, the FDA will expedite the development and review of the drug.

As announced, preliminary results from the ongoing pediatric IIT of crofelemer in Abu Dhabi for various CDDs, including MVID and SBS-IF, were presented by Dr. Mohamad Miqdady, the principal investigator for this study, at the April 24-26, 2025 Annual ELITE PED-GI Congress in Abu Dhabi. This study is being conducted at Sheikh Khalifa Medical City (SKMC), a flagship tertiary hospital in the UAE and the largest teaching medical center in Abu Dhabi. Dr. Miqdady, SKMC’s Division Chief of the Pediatric Gastroenterology, Hepatology & Nutrition Division, serves as a member of Napo’s Scientific Advisory Board and is a recognized leader in pediatric gastroenterology.

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

SBS affects approximately 10,000 to 20,000 people in the US, according to the Crohn’s & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size. Despite limited treatment options, the global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports.

The global Phase 2 trial of crofelemer in adults with SBS-IF is taking place under a Clinical Trial Application (“CTA”) approved by European health authorities. We expect that enrollment will continue in 2025 for the MVID Phase 2 trial and the Phase 2 trial for SBS-IF, with data expected in the beginning of 2026 for both trials.

MVID is an ultrarare pediatric disease, with an estimated prevalence of a couple of hundred patients globally.

Most of the activities of the Company are focused on the development and commercialization of Mytesi, the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult patients receiving targeted cancer therapy, the ongoing commercial launch of Gelclair, and our prioritized clinical program centered around our Phase 2 trials, including the independent IIT POC trials of crofelemer for SBS and MVID.

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

Crofelemer powder for oral solution is being developed to support orphan or rare disease indications for adults with SBS-IF and MVID patients.

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

As announced, Jaguar is seeking a partner to fund and execute the expanded development and commercialization of Canalevia for the treatment of general, non-infectious diarrhea in dogs, in exchange for commercial rights to the product in the US. Diarrhea is one of the most common reasons for veterinary office visits for dogs and is the second most common reason for visits to the veterinary emergency room, yet there are currently no FDA-approved drug to treat canine diarrhea. According to the American Veterinary Medical Association, there were an estimated 89.7 million dogs in the United States in 2024, with nearly half (45.5%) of US households owning a dog in 2024. Devastating diarrhea-related dehydration can occur rapidly for the animal, and the lack of control in urban settings where owners don’t have easy access to outdoor facilities is a significant problem for families with dogs. Jaguar estimates that estimate that US veterinarians see approximately six million cases of acute and chronic diarrhea in dogs annually.

In January 2023, Jaguar and Filament, with funding from One Small Planet, formed the US-based joint venture Magdalena. Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar’s ETI program and Filament’s corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar’s proprietary medicinal plant library and Filament’s proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar’s library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing indications such as ADHD. Magdalena is currently approximately 40-percent owned by Jaguar.

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

In December 2021, we received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets), our oral plant-based prescription drug and the only available veterinary drug for the treatment of CID in dogs, and Canalevia-CA1 is now available to multiple leading veterinary distributors in the US. Canalevia-CA1 is a tablet that is given orally and can be prescribed for home treatment of CID. The FDA conditionally approves Canalevia-CA1 under application number 141-552. Conditional approval allows for product commercialization while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received a Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a “small number” threshold for minor use in each of the seven major species covered by the MUMS Act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over a year and still have the use qualify as a minor use.

We believe Jaguar is poised to realize a number of near-term catalysts and value-adding benefits from an expanded pipeline of potential blockbuster human follow-on indications of crofelemer and a second-generation anti-secretory agent-upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia-CA1. Additionally, several drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and POC evidence from human clinical trials.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $10.6 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had a total stockholders' equity of $830,000, an accumulated deficit of $356.9 million, and cash of $5.7 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the three months ended March 31, 2025 and 2024, amounted to $104,000 and $112,000, respectively.

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

As of March 31, 2025, the Company has incurred approximately $1.3 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of March 31, 2025, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and GelClair. We do not have significant marketing or promotional expenses related to Canalevia and Neonorm Calf or Neonorm Foal for the three months ended March 31, 2025 and 2024.

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

Lease Commitments

As of March 31, 2025, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

On October 25, 2023, the second amendment extended Suite 400’s lease to August 31, 2030, increased its rentable area to 5,735 square feet, bringing the total leased area to 10,998 square feet, and established a new monthly rent for Suite 400 of $18,000. The second amendment did not affect Suite 600.

The third amendment executed on January 1, 2025, extended Suite 600’s lease to August 31, 2030, aligning it with the lease term of Suite 400. It also revised Suite 600’s rent to $24.00 per sq. ft., with 3% annual increases. The third amendment did not affect Suite 400.

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

Results of Operations

Comparison for the three months ended March 31, 2025 and 2024

The following table summarizes the Company’s operations results for the items outlined in the table for the three months ended March 31, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$2,171	$2,351	$(180)	(7.7)%
License revenue	43	—	43	100%
Total revenue	2,214	2,351	(137)	(5.8)%
Operating expenses
Cost of product revenue	515	430	85	19.8%
Research and development	3,730	4,312	(582)	(13.5)%
Sales and marketing	2,493	1,443	1,050	72.8%
General and administrative	4,897	4,381	516	11.8%
Total operating expenses	11,635	10,566	1,069	10.1%
Loss from operations	(9,421)	(8,215)	(1,206)	14.7%
Other income	112	234	(122)	(52)%
Interest income (expense)	56	(611)	667	(109)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,343)	(2,021)	678	(34)%
Gain on extinguishment of debt	—	1,245	(1,245)	(100.0)%
Loss before income tax expense	(10,596)	(9,368)	(1,228)	13.1%
Income tax expense	—	—	—	—%
Net loss	$(10,596)	$(9,368)	$(1,228)	13.1%
Net loss attributable to noncontrolling interest	$(132)	$(142)	$10	(7.0)%
Net loss attributable to common stockholders	$(10,464)	$(9,226)	$(1,238)	13.4%

Revenue

Product revenue

Sales discounts were $260,000 and $273,000 for the three months ended March 31, 2025 and 2024, respectively, an decrease of $13,000, relative to the decrease in sales volume.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $735,000 million and $738,000 million for the three months ended March 31, 2025 and 2024, respectively, an decrease of $3,000, relative to the decrease sales volume.

License revenue

License revenues increased by $43,000 from $0 for the three months ended March 31, 2024, to $43,000 in the same period in 2025, due to license agreement entered by the Company with Gen on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of 5 years.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$3,125	$3,370	$(245)	(7.3)%
Gelclair	25	—	25	—%
Canalevia	17	40	(23)	(57.5)%
Neonorm	16	9	7	77.8%
Total gross product sales	3,183	3,419	(236)	(6.9)%
Medicaid rebates	(735)	(738)	3	(0.4)%
Sales discounts	(260)	(273)	13	(4.8)%
Sales returns	(17)	(57)	40	(70.2)%
Net product sales	$2,171	$2,351	$(180)	(7.7)%

Our gross product revenues were $3.2 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The decrease in gross product revenue of $193,000 for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to the decrease in the volume of sales of Mytesi and Canalevia, a decrease of $245,000 and $23,000, respectively. The Company launched Gelclair in the previous quarter. Revenue recognition continued this quarter in line with the timing of product sales and applicable revenue recognition principles.

Cost of Product Revenue

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$228	$199	$29	14.6%
Material cost	189	169	20	11.8%
Distribution fees	50	46	4	8.7%
Other	48	16	32	200.0%
Total	$515	$430	$85	19.8%

The slight increase in cost of product revenue of $85,000 for the three months ended March 31, 2025, compared to the same period in 2024 was primarily attributable to higher costs incurred for materials and outsourced contract manufacturing services, partially offset by changes in distribution and other costs.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the three months ended March 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,508	$1,619	$(111)	(6.9)%
Clinical and contract manufacturing	1,297	1,933	(636)	(32.9)%
Third-party consulting services	560	277	283	102.2%
Stock-based compensation	117	289	(172)	(59.5)%
Materials expense and tree planting	77	80	(3)	(3.8)%
Travel and other expenses	65	35	30	85.7%
Other	106	79	27	34.2%
Total	$3,730	$4,312	$(582)	(13.5)%

The decrease in R&D expense of $582,000 for the three months ended March 31, 2025, compared to the same period in 2024 was largely due to:

•
Clinical and contract manufacturing decreased by $636,000 from $1.9 million for the three months ended March 31, 2024 to $1.3 million in the same period in 2025 as the Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Third-party consulting services increased by $283,000 from $277,000 in the three months ended March 31, 2024, to $560,000 in the same period in 2025 primarily due to higher consulting and contractor expenses related to clinical manufacturing, regulatory compliance, and quality assurance activities.
•
Stock-based compensation decreased by $172,000 from $289,000 for the three months ended March 31, 2024, to $117,000 in the same period in 2025 due to fewer volume of stock incentive, options and RSUs granted during the period as compared to 2024. Additionally, no significant equity grants, except for new hires.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended March 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,235	$742	$493	66.4%
Direct marketing fees and expense	586	296	290	98.0%
Third party consulting fees	309	23	286	100.0%
Stock-based compensation	18	40	(22)	(55.0)%
Other	345	342	3	0.9%
Total	$2,493	$1,443	$1,050	72.8%

The increase in S&M expense of $1.0 million for the three months ended March 31, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits increased by $493,000 from $742,000 for the three months ended March 31, 2024, to $1.2 million in the same period in 2025 due to increased sales commissions.
•
Direct marketing fees and expenses increased by $290,000 from $296,000 million for the three months ended March 31, 2024, to $586,000 in the same period in 2025 due to marketing efforts across various channels, including agency account management, promotional activities, data strategy, and support services related to HIV and commercial operations.

•
Third-party consulting services increased by $286,000 from $23,000 for the three months ended March 31, 2024, to $309,000 in the same period in 2025 due to expanded use of external consultants supporting various sales and marketing functions, including oncology, commercial operations, animal health, and marketing strategy.

General and Administrative

•
The following table presents the components of general and administrative (“G&A”) expense for the three months ended March 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,123	$1,062	$61	5.7%
Legal services	1,098	539	559	103.7%
Public company expense	441	399	42	10.5%
Audit, tax and accounting services	349	339	10	2.9%
Third-party consulting services	320	293	27	9.2%
Lease expense	132	276	(144)	(52.2)%
Stock-based compensation	166	252	(86)	(34.1)%
Travel and other expenses	157	114	43	37.7%
Other	1,111	1,107	4	0.4%
Total	$4,897	$4,381	$516	11.8%

The increase in G&A expenses of $516,000 for the three months ended March 31, 2025, compared to the same period in 2024 was largely due to:

•
Legal services increased by $559,000 from $539,000 for the three months ended March 31, 2024, to $1.1 million in the same period in 2025 due to higher corporate legal expenses and increase compliance and patent related legal costs.
•
Lease expense decreased by $144,000 from $276,000 for the three months ended March 31, 2024, to $132,000 in the same period in 2025 primarily due to lower fees related to occupancy of spaces and use of vehicles.
•
Stock-based compensation decreased by $86,000 from $252,000 for the three months ended March 31, 2024, to $166,000 in the same period in 2025 primarily due to lower options granted during the period.

Interest Expense

Interest expense decreased by $667,000 from $611,000 million expense for the three months ended March 31, 2024, to $56,000 income in the same period in 2025, primarily due to changes in accounting of certain debt instruments to FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO increase by $678,000, from a loss of $2.0 million in the three months ended March 31, 2024, to a loss of $1.3 million in the same period in 2025 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by $1.2 million from $1.2 million in the three months ended March 31, 2024, to zero in the same period in 2025 primarily due to the absence of significant modifications during the quarter that would qualify for extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2025 and 2024, we had net losses of $10.6 million and $9.4 million, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At March 31, 2025, we had an accumulated deficit of $356.9 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of March 31, 2025, we had cash of $5.7 million. While we are actively exploring various strategies to optimize our cash flows, we recognize that our current capital resources will not be sufficient to fund our operating plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the three months ended March 31, 2025, were generated from the issuance of an aggregate of 80,000 shares of common stock under the ATM Agreement for total net proceeds of approximately $1.8 million, $3.4 million proceeds from Convertible Notes, offset by $188,000 repayment of insurance financing, and $50,000 in principal payments of the Tempesta Note.

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

Liquidity Management

As of March 31, 2025, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a slight increase in debt levels due to recent financing activities intended to support operational growth. In contrast, equity levels remain stable, though future fundraising efforts may affect the capital structure.

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

Comparison of Operating Income and Cash Flow

For the three months ended March 31, 2025, the Company reported an increased operating loss of $10.6 million, up $1.2 million, or 13%, compared to the prior period. This increase was primarily driven by higher operating expenses, particularly in sales and marketing, reflecting the Company's investment in growth initiatives. Despite the higher loss, cash used in operating activities rose by only $267,000. This smaller increase suggests a greater proportion of non-cash activities—such as depreciation and stock-based compensation—as well as higher working capital requirements to support expanded operations. The variance underscores the Company’s strategic focus on managing liquidity while supporting growth and maintaining operational stability.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table shows a summary of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total cash used in operating activities	$(7,316)	$(7,047)
Total cash used in investing activities	—	—
Total cash provided by financing activities	4,966	12,268
Effects of foreign exchange rate changes on assets and liabilities	36	(19)
Net increase in cash	$(2,314)	$5,202

Cash Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities of $7.3 million resulted from our net comprehensive loss of $10.9 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $1.3 million, depreciation and amortization expenses of $479,000, stock-based compensation of $301,000, amortization of operating lease right-of-use asset of $67,000, equity in a net loss in the joint venture of $33,000 and changes in operating assets and liabilities of $1.3 million.

Net cash used in operating activities increased by $267,000 compared to the prior year, primarily due to a higher comprehensive loss. Cash flows continue to be insufficient to meet ongoing operational needs, highlighting the Company's continued reliance on alternative funding sources.

During the three months ended March 31, 2024, net cash used in operating activities of $7 million resulted from our net comprehensive loss of $9.2 million adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $2.0 million, stock-based compensation of $581,000, depreciation and amortization expenses of $501,000, amortization of debt discounts and debt issuance costs of $274,000, amortization of operating lease right-of-use asset of $109,000, equity in a net loss in the joint venture of $16,000 and changes in operating assets and liabilities of $153,000, partially off-set by the gain on extinguishment of debt of $1.2 million.

Cash Used in Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities of $0.

This reflects management’s commitment to maintaining liquidity, as there were no cash outflows from investing activities during the quarter.

No cash was also used in investing activities during the three months ended March 31, 2024.

Cash Provided by Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities of $5.0 million consisted of $3.4 million in net proceeds from Convertible Notes, $1.8 million in net proceeds from shares issued in an At the Market offering, offset by $188,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

Net cash provided by financing activities decreased by $7.3 million in 2025, primarily due to a decline in proceeds from the ATM offering, which totaled $11.3 million in the prior period compared to $1.8 million in the current period. Additionally, the Company issued new convertible notes. This overall trend highlights the Company’s continued reliance on external financing to offset cash flow shortfalls from operations.

During the three months ended March 31, 2024, net cash provided by financing activities of $12.3 million consisted of $11.3 million in net proceeds from shares issued in an At the Market offering, $1.2 million proceeds from issuance of common shares in exchange of License Agreement, offset by $172,000 repayment of insurance financing, and $50,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of March 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP for the reasons discussed above.

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

Disruptions at the FDA could delay the review and approval of our product candidates and impact our business.

Recent layoffs at the FDA, although primarily targeting administrative and general support roles, have had significant effects on the agency’s review divisions. While most frontline reviewers directly responsible for evaluating new product applications have remained in their positions, many key support personnel within those divisions—such as project managers and staff responsible for coordinating and tracking submissions—have been terminated. These individuals play an essential role in the efficient processing and communication of new drug and device applications.

In addition, the FDA has experienced the departure of numerous senior scientists across major departments, including those focused on drugs, vaccines, devices, and food safety. The loss of this expertise has weakened institutional knowledge and reduced the depth of scientific evaluation within the agency. These staffing changes have led to operational strain, resulting in slower review cycles, missed deadlines, and reduced engagement between FDA staff and product sponsors. There are also reports that some remaining reviewers are considering leaving the agency due to increased workloads and internal disruption, raising additional concerns about the FDA’s ability to meet its regulatory obligations.

Experts have warned that the FDA may face sustained delays in issuing guidance, reviewing applications, and scheduling meetings with sponsors. In more extreme cases, there could be a reduction in the number of review divisions, which would further reduce the agency’s capacity. While the core reviewing functions remain for now, the broader disruptions within the FDA are expected to lead to slower, less predictable, and potentially less effective regulatory oversight.

Any delays in regulatory reviews or diminished engagement with the FDA could adversely affect the development timelines, approval prospects, and commercialization of our product candidates, and may materially harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2025, the Company entered into securities purchase agreement (the “Securities Purchase Agreements”) with selected accredited investors (each, an “Investor”), pursuant to which the Company agreed to issue a 6% convertible promissory note (“Notes”) and a warrant to acquire shares of voting common stock to each Investor.

On March 27, 2025, the Company issued the Notes in an aggregate principal amount of $3.4 million. The Notes bear interest at a rate 6% per annum with maturity of three months after issuance and are subject to restrictive covenants. The Notes are immediately convertible, at each holder’s option, into an aggregate of 631,922 shares (the “Conversion Shares”) of the Company’s voting common stock at a conversion price of $5.535 per share for Investors who are not an officer, director, employee or consultant (collectively, an “Insider”) of the Company and $5.555 per share for the Investors that are not Insiders. The Company intends to use the proceeds for working capital and other general corporate purposes.

As an inducement to enter into the Securities Purchase Agreement, on March 27, 2025, the Investors received warrants to purchase up to an aggregate of 622,584 shares of common stock (the “Warrant Shares”) with an initial exercise price equal to $5.41 per share for Investors who are not Insiders, and $5.43 per share for Investors who are Insiders. The warrants will be exercisable immediately upon issuance and will expire on the earlier of (i) five years from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event. Participating Insiders will purchase $535,000 aggregate principal amount of the Notes which will be convertible into up to 96,309 Conversion Shares, and will receive warrants to purchase up to 96,309 Warrant Shares, subject to customary representations, warranties, covenants and obligations.

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

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving a public offering, as applicable. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us. In connection with the transaction, the Company filed a resale registration statement on Form S-3 on April 15, 2025.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on February 4, 2025 and March 26, 2025, and on Form 8-K/A on April 25, 2025, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Eighth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 23, 2024, File No. 001-36714).

3.2

Certificate of Ninth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 18, 2025, File No. 001-36714).

4.1

Note Amendment, dated January 29, 2025, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 4, 2025, File No. 001-36714).

4.12

Note Amendment, dated February 13, 2025, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 20, 2025, File No. 001-36714).

4.3

Rights Agreement, dated as of February 26, 2025, between Jaguar Health, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 27, 2025, File No. 001-36714).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.5	Form of Common Stock Warrant Note (incorporated by reference to Exhibit 4.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.6	Form of Placement Agent Warrant Note (incorporated by reference to Exhibit 4.3 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.3*	Fifth Amendment to the At the Market Offering Agreement, dated February 4, 2025, by and between Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC.
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

May 15, 2025
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Carol R. Lizak Principal Financial and Accounting Officer