Form 10-Q
period 2025-06-30
Jaguar Health, Inc.
filed 2025-08-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were (i) 2,174,841 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 9 shares of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$2,207	$8,002
Accounts receivable, net	1,173	1,527
Other receivable	143	120
Inventory	10,719	10,345
Prepaid expenses and other current assets	13,661	12,204
Total current assets	27,903	32,198
Property and equipment, net	441	464
Operating lease - right-of-use asset	1,138	936
Intangible assets, net	17,545	18,479
Other assets	1,241	1,348
Total assets	$48,268	$53,425

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$6,617	$5,286
Accrued liabilities	3,603	1,911
Deferred revenue	170	170
Operating lease liability, current	256	299
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $18.1 million as of June 30, 2025, and $11.9 million as of December 31, 2024, respectively)	18,572	12,038
Total current liabilities	29,218	19,704
Operating lease liability, net of current portion	960	686
Deferred revenue, net of current portion	468	553
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $10.7 million as of June 30, 2025, and $21.7 million as of December 31, 2024, respectively)	10,742	23,503
Total liabilities	41,388	44,446

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 shares designated from 10,000,000 preferred stock authorized at June 30, 2025, and December 31, 2024; 99 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	2,485

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 shares designated from 10,000,000 preferred stock authorized at June 30, 2025, and December 31, 2024; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series I convertible preferred stock: $0.0001 par value; 118 shares designated from 10,000,000 preferred stock authorized at June 30, 2025, and December 31, 2024; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series L perpetual preferred stock: $0.0001 par value; 121 and 0 shares designated from 4,475,074 preferred stock authorized at June 30, 2025, and December 31, 2024, respectively; 121 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,485	—
Series M perpetual preferred stock: $0.0001 par value; 260 and 0 shares designated from 4,475,074 preferred stock authorized at June 30, 2025, and December 31, 2024, respectively; 260 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at June 30, 2025, and December 31, 2024; 1,530,128 and 528,440 issued and outstanding at June 30, 2025, and December 31, 2024, respectively	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2025, and December 31, 2024; 9 shares issued and outstanding at June 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	373,575	354,234
Noncontrolling interest	(1,108)	(791)
Accumulated deficit	(367,353)	(346,482)
Accumulated other comprehensive loss	(719)	(467)
Total stockholders' equity	6,880	6,494
Total liabilities, redeemable preferred stock and stockholders' equity	$48,268	$53,425

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Product revenue, net	$2,936	$2,678	$5,107	$5,029
License revenue	43	43	86	43
Total revenue, net	2,979	2,721	5,193	5,072
Operating expenses
Cost of product revenue	527	427	1,042	857
Research and development	3,265	3,653	6,995	7,965
Sales and marketing	2,467	1,524	4,960	2,967
General and administrative	4,727	4,314	9,624	8,695
Total operating expenses	10,986	9,918	22,621	20,484
Loss from operations	(8,007)	(7,197)	(17,428)	(15,412)
Gain (loss) on extinguishment of debt	(1,822)	—	(1,822)	1,245
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,068)	(1,810)	(2,411)	(3,831)
Interest income (expense)	15	108	71	(503)
Other income (expense)	322	(729)	434	(495)
Loss before income tax expense	(10,560)	(9,628)	(21,156)	(18,996)
Income tax expense	—	—	—	—
Net loss	$(10,560)	$(9,628)	$(21,156)	$(18,996)
Net loss attributable to noncontrolling interest	$(153)	$(136)	$(285)	$(278)
Net loss attributable to common stockholders	$(10,407)	$(9,492)	$(20,871)	$(18,718)
Net loss per share, basic and diluted	$(10.26)	$(2.66)	$(26.78)	$(7.80)
Weighted-average common stock outstanding, basic and diluted	1,014,783	3,572,984	779,391	2,398,269

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss	$(10,560)	$(9,628)	$(21,156)	$(18,996)
Other comprehensive loss (gain)	(22)	(94)	(285)	124
Net comprehensive loss	$(10,582)	$(9,722)	$(21,441)	$(18,872)
Common stockholders:
Net loss attributable to common stockholders	$(10,407)	$(9,492)	$(20,871)	$(18,718)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(19)	(82)	(253)	110
Net comprehensive loss attributable to common stockholders	$(10,426)	$(9,574)	$(21,124)	$(18,608)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(153)	$(136)	$(285)	$(278)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(3)	(12)	(32)	14
Net comprehensive loss attributable to noncontrolling interests	$(156)	$(148)	$(317)	$(264)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of March 31, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	674,047	$—	9	$—	$359,428	$(952)	$(356,946)	$(700)	$830
Preferred shares issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	—	—	—	—	99	2,485	—	—	—	—	—	—	—	—	—	—	2,485
Preferred shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	22	—	170	—	—	—	—	—	4,800	—	—	—	4,800
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	90	—	—	—	—	—	2,250	—	—	—	2,250
Common shares issued in At the Market offering, net of issuance and offering costs of $47	—	—	—	—	—	—	—	—	—	—	335,635	—	—	—	1,494	—	—	—	1,494
Common shares issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	246,306	—	—	—	518	—	—	—	518
Common shares issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	156,678	—	—	—	865	—	—	—	865
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	117,500	—	—	—	1,100	—	—	—	1,100
Shares retired	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,981	—	—	—	2,981
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(140)	—	—	—	(140)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	279	—	—	—	279
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(153)	(10,407)	—	(10,560)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(19)	(22)
Balances as of June 30, 2025	—	$—	—	$—	—	$—	121	$2,485	260	$—	1,530,128	$—	9	$—	$373,575	$(1,108)	$(367,353)	$(719)	$6,880

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of March 31, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	182,318	$—	9	$—	$329,675	$(180)	$(317,216)	$(460)	$11,819
Common stock issued in At the Market offering, net of issuance and offering costs of $67	—	—	—	—	—	—	—	—	—	—	113,200	—	—	—	12,668	—	—	—	12,668
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	15,748	—	—	—	1,421	—	—	—	1,421
Common stock issued to third party for services	—	—	—	—	—	—	—	—	—	—	1,829	—	—	—	9	—	—	—	9
RSUs issued	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—	—	—
Warrants issued in PIPE financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	383	—	—	—	383
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	(9,492)	—	(9,628)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	(82)	(94)
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	313,103	$—	9	$—	$344,156	$(328)	$(326,708)	$(542)	$16,578

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Preferred shares issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	—	—	—	—	99	2,485	—	—	—	—	—	—	—	—	—	—	2,485
Preferred shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	22	—	170	—	—	—	—	—	4,800	—	—	—	4,800
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	90	—	—	—	—	—	2,250	—	—	—	2,250
Common shares issued in At the Market offering, net of issuance and offering costs of $47	—	—	—	—	—	—	—	—	—	—	415,642	—	—	—	3,250	—	—	—	3,250
Common shares issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	246,306	—	—	—	518	—	—	—	518
Common shares issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	156,678	—	—	—	865	—	—	—	865
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	117,500	—	—	—	1,100	—	—	—	1,100
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	51,600	—	—	—	315	—	—	—	315
Common shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	14,000	—	—	—	1,210	—	—	—	1,210
Shares retired	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,776				4,776
Issuance costs attributable to warrants															(323)				(323)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	580	—	—	—	580
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(285)	(20,871)	—	(21,156)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(252)	(284)
Balances as of June 30, 2025	—	$—	—	$—	—	$—	121	$2,485	260	$—	1,530,128	$—	9	$—	$373,575	$(1,108)	$(367,353)	$(719)	$6,880

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balance as of January 1, 2024	—	$—	122	$—	56	$—	—	$—	—	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $109	—	—	—	—	—	—	—	—	—	—	200,463	—	—	—	24,008	—	—	—	24,008
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	21,081	—	—	—	2,257	—	—	—	2,257
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from the conversion of warrants			—	—	—	—	—	—	—	—	12,558	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series D Preferred Stock	(80)	(2,000)	—	—	—	—	—	—	—	—	12,222	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	—	—	—	—	11,111	—	—	—	1,150	—	—	—	1,150
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	—	—	—	—	2,033	—	—	—	—	—	—	—	—
Common stock issued to third party for services		—	—	—	—	—	—	—	—	—	1,829	—	—	—	9	—	—	—	9
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	—	—	—	—	1,798	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	1,058	—	—	—	166	—	—	—	166
RSUs issued	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	964	—	—	—	964
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(278)	(18,718)	—	(18,996)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14	—	110	124
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	313,103	$—	9	$—	$344,156	$(328)	$(326,708)	$(542)	$16,578

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net comprehensive loss	$(21,441)	$(18,872)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	2,411	3,831
Loss (gain) on extinguishment of debt	1,822	(1,245)
Depreciation and amortization expenses	957	948
Stock-based compensation, vested and released restricted stock units, and exercised stock options	580	964
Amortization of operating lease - right-of-use asset	145	221
Share in joint venture's loss	75	46
Amortization of debt issuance costs, debt discount, and non-cash interest expense	—	274
Shares issued in exchange for services	—	9
Changes in assets and liabilities
Accounts receivable	354	668
Other receivable	(13)	146
Inventory	(374)	(367)
Prepaid expenses and other current assets	(775)	(2,665)
Other assets	106	736
Accounts payable	1,285	(875)
Accrued liabilities	1,581	374
Deferred revenue	(85)	808
Operating lease liability	(137)	(218)
Total cash used in operating activities	(13,509)	(15,217)
Cash flows from investing activity
Purchase of equipment	—	(16)
Total cash used in investing activity	—	(16)
Cash flows from financing activities
Proceeds from Convertible Notes	3,445	—
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $47 and $109 in 2025 and 2024, respectively	3,250	24,008
Proceeds from issuance of shares to third party investors	1,309	—
Proceeds from issuance of common shares in exchange for License Agreement	—	1,150
Payment of Tempesta Note	(50)	(50)
Payment of Convertible Notes	(20)	—
Repayment of insurance financing	(313)	(266)
Total cash provided by financing activities	7,621	24,842
Effects of foreign exchange rate changes on assets and liabilities	93	(29)
Net increase (decrease) in cash	(5,795)	9,580
Cash at beginning of the period	8,002	6,469
Cash at end of the period	$2,207	$16,049

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Supplemental schedule of cash flow information
Cash paid for interest	$9	$13
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	$4,800	$—
Preferred stock issued in exchange of another class of preferred stock	$2,485	$1,999
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$2,250	$4,485
Common shares issued to Irving in exchange of notes payable and accrued interest	$1,210	$—
Common stock issued to Iliad in exchange for notes payable and accrued interest	$1,100	$836
Common stock issued to note holders in exchange of convertible notes payable and accrued interest	$866	$—
First Insurance Financing	$681	$519
Recognition of operating lease - right-of-use asset and operating lease liability	$341	$219
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$315	$166
Umbrella Insurance Financing	$—	$52

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

On July 31, 2017, Jaguar completed a merger with Napo pursuant to the Agreement and Plan of Merger dated March 31, 2017, by and among Jaguar, Napo, Napo Acquisition Corporation (“Merger Sub”), and Napo’s representative (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, upon the completion of the merger, Merger Sub merged with and into Napo, with Napo surviving as the wholly owned subsidiary (the “Merger” or “Napo Merger”). Immediately following the Merger, Jaguar changed its name from “Jaguar Animal Health, Inc.” to “Jaguar Health, Inc.” Napo now operates as a wholly owned subsidiary of Jaguar focused on human health, including the ongoing development of crofelemer and commercialization of Mytesi (crofelemer 125 mg delayed-release tablets).

On March 15, 2021, Jaguar established Napo EU S.p.A (which changed its name in December 2021 to “Napo Therapeutics”) in Milan, Italy as a subsidiary of Napo. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant orphan disease indications, including, initially, two key orphan target indications: short bowel syndrome with intestinal failure (“SBS-IF”) and microvillus inclusion disease (“MVID”).

The Company manages its operations through two segments – human health and animal health – and is headquartered in San Francisco, California.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $367.4 million as of June 30, 2025. The Company expects to continue incurring losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations over the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all disclosures, including notes, required by US GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2024, which was filed to SEC on March 31, 2025 and amended on April 15, 2025.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, changes in convertible preferred stock and stockholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of June 30, 2025, and December 31, 2024. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), freestanding and hybrid instruments designated at fair value option (“FVO”), warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of June 30, 2025, and December 31, 2024.

Accounts Receivable, net

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses.

Upon adoption of Accounting Standards Update (“ASU”) No. 2013-13, Accounting Standards Codification 326, Financial Instruments—Credit Losses, (“ASC 326”), the Company began utilizing a loss rate approach under the Current Expected Credit Losses (“CECL”) model to determine its lifetime expected credit losses on receivables from customers. This method calculates an estimate of credit losses based on historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic and business conditions that may affect a customer’s ability to pay. In determining the loss rates, the Company evaluates information related to its historical losses, adjusted for existing conditions, and further adjusted for the period of time that can reasonably be forecasted. The facts and circumstances as of the balance sheet date are used to adjust the estimate for periods beyond those that can reasonably be forecasted.

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of June 30, 2025, and December 31, 2024. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three and six months ended June 30, 2025 and 2024, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2025 and 2024, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Customer 1	30%	33%	26%	32%
Customer 2	58%	56%	59%	55%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	June 30,	December 31,
	2025	2024
Customer 1	37%	30%
Customer 2	47%	57%

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

Fair Value Option

Accounting Standards Codification 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of June 30, 2025, and December 31, 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or application programming interface ("API") provided by third-party processors, Probos and Corfasac, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of Crude Plant Latex (“CPL”), recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon, with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of June 30, 2025, and December 31, 2024. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

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

None of the Company’s long-lived assets were deemed impaired as of June 30, 2025, and December 31, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and six months ended June 30, 2025 and 2024.

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

The Company shall account for a modification to a contract as a separate contract when the modification grants the lessee an additional right-of-use not included in the original lease and the lease payments increase commensurate with the standalone price for the additional right-of-use, adjusted for the circumstances of the particular contract. When the Company concludes that a lease modification should be accounted for as a new contract that is separate and apart from the original lease, the new contract should be evaluated for whether it is a lease or contains an embedded lease. If the new contract is a lease or contains an embedded lease, the new lease should be accounted for as any other new lease. The new lease is recorded on the commencement date of the new lease, which is the date the lessee has access to the leased asset.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $2.8 million and $2.7 million for the three months ended June 30, 2025, and 2024, respectively. Net revenues from the sale of Mytesi were $4.9 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $60,000 and $26,000 for the three months ended June 30, 2025, and 2024, respectively, and Neonorm revenues of $14,000 and $15,000 for the three months ended June 30, 2025, and 2024, respectively. The Company recognized Canalevia-CA1 products revenues of $77,000 and $66,000 for the six months ended June 30, 2025 and 2024, respectively, and Neonorm revenues of $29,000 and $23,000 for the six months ended June 30, 2025 and 2024, respectively. Revenues are recognized at a point in time upon shipment when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf, and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $2.8 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $4.9 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

Contracts – Exclusive Distribution Agreement

On April 12, 2024, the Company entered into a five-year exclusive in-license agreement with Venture Life Group PLC (“Venture Life”), a United Kingdom-based international consumer health company focused on the global self-care market for Venture Life’s 510(k) cleared oral mucositis prescription product, Gelclair for the US market. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market. The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding VAT) to Venture Life. Additionally, the Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term. The royalty expense will be recognized as The non-refundable license fee has been capitalized as license under intangible assets, while the running royalty will be recognized as royalty expense. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

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

Product Revenue

For the three and six months ended June 30, 2025, the Company recognized a revenue of $27,000 and $52,000, respectively. For the three and six months ended June 30, 2025, the total royalty expense associated with this contract amounted to $39,000 and $78,000, respectively.

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

License Revenue

For the three months ended June 30, 2025 and 2024, license fees recognized from the contract with GEN amounted to $43,000. For the six months ended June 30, 2025 and 2024, license fees recognized from the contract with GEN amounted to $86,000 and $43,000, respectively. As of June 30, 2025, the total deferred revenue associated with this contract amounted to $85,000.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2025 and 2024.

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

For the three and six months ended June 30, 2025 and 2024, the Company has entered amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three and six months ended June 30, 2025 and 2024.

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

The Company did not modify any equity-classified preferred stock for the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the other comprehensive losses from translation adjustments were $22,000 and $94,000, respectively. For the six months ended June 30, 2025, and 2024, the other comprehensive gain or loss from translation adjustments were $284,000 loss and $124,000 gain, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three and six months ended June 30, 2025, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2025.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends Topic 280 by enhancing segment reporting by requiring more detailed expense information for each reportable segment. Under the guidance, public entities are required to disclose (1) significant expense categories and amounts as those regularly provided to the chief operating decision maker (“CODM”) for each reportable segment and how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources (2) the amount and composition of other segment items included in reported segment profit or loss, and (3) the CODM’s position and title. Additionally, multiple measures of a segment’s profit or loss may be reported, under certain conditions, and single reportable segment entities must apply Topic 280 in its entirety.

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

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This update outlines the recognition and initial measurement requirements for these joint ventures. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. For the three and six months ended June 30, 2025, the Company has no joint venture that may be affected by the amendment.

Recently Issued Accounting Pronouncements Not Yet Adopted

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards. This update clarifies how companies account for profit interest and similar awards given to employees or non-employees, which helps determine whether such award fall under stock compensation or general compensation accounting standards. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods for entities other than public business entities. The Company has elected not to early adopt but will monitor the effects of the additional disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“2024-03”), which requires additional disclosures regarding the nature of expenses included in the income statement. This update responds to investor feedback requesting greater transparency in financial reporting by requiring entities to provide a tabular disclosure of specified natural expense categories within relevant expense captions. The disclosure requirements include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion expenses, among others. Additionally, entities must provide qualitative descriptions of any remaining amounts not separately disaggregated and disclose total selling expenses. The amendments in this update apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Entities may apply the requirements prospectively, with an option for retrospective application. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update amends the effective date of ASU 2024-03, which requires additional disclosures regarding the nature of expenses included in the income statement. The amendment clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

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
•
Level 3 – Unobservable inputs that reflect the reporting entity’s assumptions.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$1,003	$1,003
Uptown	—	—	10,000	10,000
Streeterville 2	—	—	7,951	7,951
Streeterville Note	—	—	7,487	7,487
Convertible Notes	—	—	2,371	2,371
Total fair value	$—	$—	$28,812	$28,812

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$5,215	$5,215
Uptown	—	—	9,615	9,615
Streeterville 2	—	—	8,673	8,673
Streeterville Note	—	—	11,853	11,853
Total fair value	$—	$—	$35,356	$35,356

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Six Months Ended
	June 30, 2025
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—
Additions	—	—	—	—	1,833
Exchanges	(5,900)	(1,210)	(2,565)	—	(866)
Extinguishments	—	—	—	—	(227)
Settlements	—	—	—	—	(20)
Change in fair value	1,688	1,595	1,843	(4,366)	1,651
Ending fair value of Level 3 liability	$1,003	$10,000	$7,951	$7,487	$2,371

	Year Ended
	December 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793	$—
Additions	—	—	—	—	—
Exchanges	(4,906)	—	(166)	—	—
Settlements	—	—	—	—	—
Change in fair value	3,259	2,142	2,024	2,060	—
Ending fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—

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

Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	8.86%-27.68% (27.68%)	7.46%-25.53% (25.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $270,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $270,000.

Sales Proceeds: Amount of comparable TDPRV	$67.5 million to $350 million ($100 million)	$67.5 million to $350 million ($100 million)

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have decreased by $0.38 million.

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have increased by $2.49 million.

Range of Probability for Timing of Cash Flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.00%-85.00%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $0.25 million.

If expected cash flows by Management considered the Scenario with the most significant amount of indicated value, FV would have increased by $1.77 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of June 30, 2025, amounted to $2.4 million. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	8.9%-22.52% (22.52%)	—

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $11,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $11,000.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of Inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable Inputs	2025	2024	to fair value
Risk Adjusted Discount Rate	8.9%-26.00% (26.00%)	7.5%-27.53% (27.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $216,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $219,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the change in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of June 30, 2025, and December 31, 2024, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
	(Unaudited)
At June 30, 2025
Iliad	$1,003	$—	$1,124	$(121)
Uptown	10,000	6,899	5,988	(2,887)
Streeterville 2	7,951	7,553	2,514	(2,116)
Streeterville Note	7,487	6,000	929	558
Convertible Notes	2,371	2,572	3	(204)

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2024
Iliad	$5,215	$2,220	$4,484	$(1,489)
Uptown	9,615	7,994	5,347	(3,726)
Streeterville 2	8,673	10,094	2,024	(3,445)
Streeterville Note	11,853	6,000	815	5,038

4. Balance Sheet Components

Inventory

Inventory at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Raw material	$1,930	$1,850
Work in process	7,607	7,407
Finished goods	1,182	1,088
Inventory	$10,719	$10,345

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $4.9 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively, are included in the prepaid expenses and other current assets account. The Company’s proof‑of‑concept (“POC”) data is expected to be completed by the end of the third quarter of 2025. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment, net at June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	18	18
Computers and peripherals	23	23
Total property and equipment at cost	977	977
Accumulated depreciation	(536)	(513)
Property and equipment, net	$441	$464

Depreciation and amortization expenses were $11,000 and $23,000 for the three and six months ended June 30, 2025, respectively.

Depreciation and amortization expenses were $12,000 and $25,000 for the three and six months ended June 30, 2024, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(13,194)	(12,361)
Developed technology, net	11,806	12,639
In-process research and development	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(158)	(148)
Trademarks, net	142	152
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(583)	(512)
Internal use software costs - registry, net	283	354
Patents	361	361
Accumulated patents amortization	(45)	(36)
Patents, net	316	325
License	215	215
Accumulated license amortization	(17)	(6)
License, net	198	209
Total intangible assets, net	$17,545	$18,479

Amortization expense of finite-lived intangible assets was $467,000 and $934,000 for the three and six months ended June 30, 2025, respectively. Amortization expense of finite-lived intangible assets was $434,000 and $923,000 for the three and six months ended June 30, 2024, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2025:

(in thousands)	Amounts
Remainder of 2025	$912
2026	1,835
2027	1,835
2028	1,835
2029	1,835
Thereafter	4,493
$12,745

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended June 30, 2025 and 2024, the Company paid its directors approximately $109,000 in cash compensation. For the six months ended June 30, 2025, and 2024, the Company paid its directors approximately $213,000 and $218,000 in cash compensation, respectively.

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

The table below provides additional details of the office space and vehicle leases presented in the unaudited condensed consolidated balance sheet as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	$1,060	$819
Operating lease - right-of-use asset - vehicles	78	117
Total	$1,138	$936

Operating lease liability, current	256	299
Operating lease liability, net of the current portion	960	686
Total	$1,216	$985

Weighted-average remaining life (years)	4.65	4.44
Weighted-average discount rate	23.61%	20.75%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, were approximately $131,000 and $263,000, respectively. Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, were approximately $76,000 and $352,000, respectively.

For the six months ended June 30, 2025 and 2024, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $137,000 and $218,000, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2025 and 2024, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $341,000 and $219,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of June 30, 2025, and December 31, 2024.

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
2025	$485	$455
2026	377	266
2027	374	233
2028	385	240
2029	396	247
2030	66	168
Total undiscounted operating lease payments	2,083	1,609
Imputed interest expenses	(867)	(624)
Total operating lease liability	1,216	985
Less: Operating lease liability, current	256	299
Operating lease liability, net of current portion	$960	$686

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of June 30, 2025, the remaining commitment is 250 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the six months ended June 30, 2025 and 2024, the Company paid Integrium $0 and $505,000, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the six months ended June 30, 2025 and 2024, the Company paid Glenmark $620,000 and $1.03 million, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the six months ended June 30, 2025, of Magdalena is as follows:

Six Months Ended
June 30,
2025
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(187)
Loss before income tax	(187)
Income tax expense	—
Net loss	$(187)
Net loss attributable to the Company	$(75)

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

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the six months ended June 30, 2025 and 2024, the Company recognized $86,000 and $43,000 related to the license granted.

April 2024 Agreement for Gelclair

On April 12, 2024, the Company entered into an exclusive 5-year in-license agreement with Venture Life. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market. The agreement will automatically be renewed for an additional five-year term, totaling ten years, if the Company meets all Minimum Purchase Obligations (“MPOs”) and minimum net sales obligations.

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

The Company commenced the commercial launch of Gelclair in October 2024. As a result, the Company recognized amortization expense and royalty expense related to Gelclair were recognized for the six months ended June 30, 2025.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the US, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its unaudited condensed consolidated balance sheets as of June 30, 2025, as the Company could not predict the ultimate outcome of these matters or reasonably estimate the potential exposure.

7. Debt

Notes payable at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$28,812	$35,356
Insurance Financing	502	135
Tempesta Note	—	50
Total	29,314	35,541
Less: Unamortized discount and debt issuance costs	—	—
Note payable, net of discount	$29,314	$35,541
Notes payable - non-current, net	$10,742	$23,503
Notes payable - current, net	$18,572	$12,038

Weighted average interest rate on short-term borrowings	8.34%	7.36%

The Company paid $9,000 and $13,000 in interest on its debt for the six months ended June 30, 2025 and 2024, respectively.

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

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 3,250 shares of the Company’s common stock to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

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

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 57,500 of the Company’s common stock to Iliad in exchange for $632,500 reduction in the outstanding balance of October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 60,000 shares of the Company’s common stock to Iliad in exchange for a $466,200 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 22 shares of the Company’s newly authorized Series L Preferred Stock to Iliad in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On June 30, 2025 and December 31, 2024, the fair value of Iliad's royalty interests was determined to be $1.0 million and $5.2 million. For the three and six months ended June 30, 2025, the net change in the fair value of Iliad's royalty interests was $4.5 million and $4.2 million, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $581,000 and $722,000, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

On June 30, 2025 and December 31, 2024, the fair value of Uptown's royalty interests was determined to be $10.0 million and $9.6 million. For the three and six months ended June 30, 2025, the net change in the fair value of Uptown's royalty interests was $679,000 and $385,000, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $354,000 and $762,000, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

March 2021 Purchase Agreement

On March 8, 2021, the Company entered into a purchase agreement (the “March 2021 Purchase Agreement”) with Streeterville, a company affiliated with CVP, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount for an aggregate purchase price of $5.0 million (the “March 2021 Royalty Interest”). Interest will accrue on the royalty repayment amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the closing date.

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

Interest expenses were zero for the three and six months ended June 30, 2025, respectively. Interest expenses were zero and $421,000 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, and December 31, 2024, the carrying value of the debt was zero.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, pursuant to the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000.00, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest.

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

On June 30, 2025 and December 31, 2024, the fair value of Streeterville's royalty interests was determined to be $8.0 million and $8.7 million, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of Streeterville's royalty interests was $905,000 and $722,000, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $321,000 and $623,000, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2025, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of June 30, 2025, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2025, no default has occurred.

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

On June 30, 2025 and December 31, 2024, the fair value of the Streeterville note was determined to be $7.5 million and $11.9 million, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of the Streeterville note was $4.0 million and $4.4 million, respectively. For the three and six months ended June 30, 2024, the net change in the fair value was $295,000 and $745,000, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

Convertible Notes

On March 26, 2025, the Company entered into securities purchase agreements with selected accredited investors pursuant to which the Company issued approximately $3.4 million aggregate principal amount of convertible promissory notes ("March 2025 Convertible Notes") to such investors ("Bridge Financing"). The The March 2025 Convertible Notes had a 3-month maturity, bore interest at 6% per annum, and were convertible immediately at the option of the Investors into shares of the Company’s common stock.

On March 31, 2025, the Company closed the Bridge Financing, in which the Company issued approximately $3.4 million aggregate principal amount of March 2025 Convertible Notes and warrants to purchase up to 622,584 shares of the Company’s common stock to selected institutional and accredited investors. The gross proceeds to Jaguar from the offering were approximately $3.4 million, before deducting the placement agent’s fees and other offering expenses payable by Jaguar, and excluding the proceeds, if any, from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes were immediately convertible, at each holder’s option, in part or in full, into an aggregate of 622,598 shares of the Company’s common stock, at a conversion price of $5.535 per share for investors who were not an officer, director, employee or consultant of the Company (the “Insiders”), and $5.555 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at the transaction date was equal to the cash proceeds received of $1.8 million. The transaction expense of $208,000 was recognized in profit and loss as incurred.

Replacement Notes

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.57 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Company also issued warrants to purchase common stock (the “New Warrants”) and agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

The Replacement Notes mature on January 30, 2026, bear interest at 6% per annum, and are immediately convertible at the option of the holders into up to 481,150 shares of the Company’s common stock at a conversion price of $5.535 per share for non-Insiders and $5.555 per share for Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions; provided, however, that (a) no conversion shares may be issued to a noteholder who is an Insider unless the stockholder approval is obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), and (b) the total cumulative number of conversion shares that may be issued to a noteholder who is not an Insider, together with any shares of Common Stock issued to (i) such noteholder upon exercise of the New Warrants issued to such noteholder and (ii) the other Participating Investors in the same series of transactions as the Replacement Notes, may not exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d), if applicable) (the “Issuance Cap”), unless the stockholder approval is obtained by the Company to issue more than the Issuance Cap.

The Company is subject to covenants under the Replacement Notes, including restrictions on dividend payments and the requirement to use net proceeds exceeding $8.0 million from any financing or business development transaction by the Company or Napo, to repay the Replacement Notes.

On June 30, 2025 and December 31, 2024, the fair value of the Convertible note was determined to be $2.3 million and zero, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of the Convertible note was $1.65 million.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2025, was zero. Interest expenses for the three and six months ended June 30, 2024, were zero and $7,000, respectively. The financing balance was zero as of June 30, 2025, and December 31, 2024.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2025, was $200. Interest expense for the three and six months ended June 30, 2024, was $1,000. The financing balance was zero and $5,000 as of June 30, 2025, and December 31, 2024, respectively.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2025 was zero. Interest expense for the three and six months ended June 30, 2024, was $4,000. The financing balance was zero and $130,000 as of June 30, 2025, and December 31, 2024, respectively.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual percentage rate of 8.75%. The total finance charge was $2,700. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the three and six months ended June 30, 2025, was $700. The financing balance was $44,000 and zero as of June 30, 2025, and December 31, 2024, respectively.

May 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $510,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $567,000, with an annual percentage rate of 8.3%. The total finance charge was $20,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2025 was $2,000. The financing balance was $460,000 and zero as of June 30, 2025, and December 31, 2024, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 9 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expenses for the three and six months ended June 30, 2025, were $600. Interest expense for the three and six months ended June 30, 2024, was $600 and $1,400, respectively. At June 30, 2025 and December 31, 2024, the net carrying value of the note was zero and $50,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(unaudited)
Warrants outstanding, beginning balance	3,045	8,073
Issuances	2,086,932	—
Exercises	—	(5,026)
Expirations and cancelations	—	(2)
Warrants outstanding, ending balance	2,089,977	3,045

As of June 30, 2025 and 2024, the Company’s outstanding warrants have an exercise price ranging from $5 to $34,000 per common stock and generally expires prior to December 31, 2025.

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

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of June 30, 2025, 2,545 shares of the Company's common stock are still exercisable and outstanding.

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

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of June 30, 2025, 500 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $555 per share, stock price of $390 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

Common Stock Warrants

Pursuant to the Company's closing of the Bridge Financing on March 31, 2025, the Company issued warrants to purchase up to 622,584 shares of the Company’s common stock to selected institutional and accredited investors ("Common Stock Warrants"), with an initial exercise price equal to $5.43 per share for Investors who are Insiders and $5.41 per share for Investors who are not Insiders ("Non-Insiders"), subject to certain adjustments.

The Common Stock Warrants are exercisable immediately upon issuance and will expire on the earlier of (i) five years from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event.

At the date of the closing of the Bridge Financing, the warrants were valued at $470,000 and $2.6 million for Insiders and Non-Insiders, respectively, using the Black-Scholes option pricing model as follows: stock price of $5.38 per share, expected life of five years, volatility of 146.32% and a risk-free rate of 4.09%. The warrants were classified in additional paid-in capital.

New Warrants

In connection with the Note Exchange Transaction on June 24, 2025, the Company issued to the Participating Investors New Warrants to purchase up to an aggregate of 928,582 shares of common stock (the “New Warrant Shares”) with an initial exercise price equal to $2.70, subject to adjustment for reclassification of the common stock, non-cash dividend, stock split, reverse stock split or other similar transaction. The New Warrants will be exercisable immediately upon the Initial Exercise Date (as define therein) and will expire on the earlier of (i) 18 months from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event; provided, however, that no New Warrant Shares may be issued to a holder unless the stockholder approval is obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and/or 5635(d), as applicable.

May 2025 Direct Offering and Private Warrant Placement

On May 20, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with selected institutional investors (each, an “Investor” and collectively, the “Investors”) for a registered direct offering (the “Registered Offering”) of 246,306 shares of common stock at $6.09 per share, priced at-the-market under Nasdaq rules. Gross proceeds from the combined offerings (the “Offerings”) were approximately $1.5 million, before deducting fees and expenses.

Private Warrant Placement

In a concurrent private placement, the Company issued to the Investors unregistered warrants to purchase up to 492,612 shares of common stock at an exercise price of $5.84 per share (the “Common Warrants”). The Common Warrants are immediately exercisable and expire upon the earlier of (i) 24 months from issuance, (ii) a fundamental transaction, or (iii) a liquidation event.

The net proceeds were used for working capital, operating expenses, and repayment of outstanding convertible promissory notes not converted into common stock.

Placement Agent Warrants

March 31, 2025 Private Placement

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

At the date of the closing of the Private Placement, the warrants were valued at $180,000 using the Black-Scholes option pricing model as follows: exercise price of $6.92 per share, stock price of $5.38 per share, expected life of five years, volatility of 146.32% and a risk-free rate of 4.09%. The warrants were classified as equity.

Additional Placement Agent Warrants – May 2025 Offering

In connection with the May 2025 registered direct offering and concurrent private placement, the Company issued to Wainwright additional warrants to purchase 14,778 shares of common stock (the “Wainwright Warrants”), representing 6.0% of the shares sold in the Registered Offering. The Wainwright Warrants have substantially similar terms to the Common Warrants issued to investors in the same transaction, but with an exercise price of $7.6125 per share, which represents 125% of the offering price.

9. Preferred Stock

As at June 30, 2025 and December 31, 2024, preferred stock consisted of the following:

June 30, 2025
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	—	—	—
L	121	121	—	—
M	260	260	—	—
Total	7,535,394	381	$—	$—

December 31, 2024
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	—
Total	7,535,013	99	$—	$—

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of June 30, 2025, and December 31, 2024, with a total of 7,535,394 shares and 7,535,013 shares designated to specific Series as of June 30, 2025, and December 31, 2024, respectively.

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

Series L Preferred Stock

On May 14, 2025, the Company entered into privately negotiated exchange agreements with Iliad and Streeterville, under which the Company issued 22 and 99.3822 shares of the Company’s newly authorized Series L Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Royalty Interest, and for all of the outstanding 99.3822 shares of Series J Preferred Stock held by Streeterville, respectively.

Series M Preferred Stock

On June 27, 2025, the Company entered into a privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Royalty Interest and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

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

The Company determined that the nature of the Series J Preferred Stock host was more analogous to a debt instrument and that the economic characteristics and risks of the embedded redemption features were clearly and closely related to the Series J Preferred Stock host. As such, the redemption features were not required to be bifurcated under ASC 815, Derivatives and Hedging. Since the Series J Preferred Stock is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the unaudited condensed consolidated balance sheets.

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

Derecognition of Temporary Equity

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 99.3822 shares of Series L Preferred Stock in exchange for all 99.3822 shares of Series J Preferred Stock. As a result of the transaction, the Series J Preferred Stock was fully cancelled and retired, and the related temporary equity balance was derecognized.

As of June 30, 2025, and December 31, 2024, the Company had zero and 99.3822 shares of Series J preferred stock outstanding.

11. Stockholders' Equity

As of June 30, 2025, and December 31, 2024, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2025	2024
	(unaudited)
Options issued and outstanding	29,936	30,469
Inducement options issued and outstanding	534	1
Options available for grant under stock option plans	28,911	17,695
Restricted stock unit awards issued and outstanding	10,434	220
Warrants issued and outstanding	2,089,977	3,045
Total	2,159,792	51,430

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

The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options, and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock. All share and per share amounts of the Company’s common stock, as well as stock options and RSUs, included in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise.

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

During the three months ended June 30, 2025, the Company issued an aggregate of 335,635 shares under the ATM Agreement for total net proceeds of $1.5 million. During the six months ended June 30, 2025, the Company issued an aggregate of 415,642 shares under the ATM Agreement for total net proceeds of $3.3 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2022 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and six months ended June 30, 2025, noncontrolling interest changed by $156,000 and $316,000, respectively. During the three and six months ended June 30, 2024, noncontrolling interest increased by $148,000 and $264,000, respectively.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were zero shares outstanding as of June 30, 2025, and December 31, 2024.

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

As of June 30, 2025, 29,936 options were outstanding, and 27,147 options were available for grant. As of December 31, 2024, 30,469 options were outstanding, and 149 options were available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the Inducement Award Plan, reserved 2,222 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed five years. The 2020 Inducement Award Plan grants non-statutory stock options, RSUs, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without Stockholder Approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Inducement Award Plan are individuals who were not previously an employee or director of the Company or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On August 13, 2024, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 19,721 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 58,540 shares to 78,561 shares.

As of June 30, 2025, 521 options was outstanding, and 1,730 options were available for grant. As of December 31, 2024, 1 option was outstanding, and 17,546 options were available for grant.

Stock Options and RSUs

The following table summarizes the incentive plan activity for the six months ended June 30, 2025, and the year ended December 31, 2024:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*

Balances as of January 1, 2024	417	16	1,798	$893,465.85	6.21	$—
Additional shares authorized	46,154	—	—	—	—	—
Options granted	(30,578)	30,578	—	32.25	—	—
Options canceled	124	(124)	—	220.53	—	—
RSUs granted	(5,644)	—	5,644	—	—	—
RSUs vested and released	7,216	—	(7,216)	—	—	—
RSUs cancelled	6	—	(6)	—	—	—
Outstanding at December 31, 2024	17,695	30,470	220	$311.43	9.77	$—
Additional shares authorized	21,417	—	—	—	—	—
Options granted	(520)	520	—	5.00	—	—
Options canceled	533	(533)	—	32.00	—	—
RSUs granted	(12,100)	—	12,100	—	—	—
RSUs vested	(4)	—	4	—	—	—
RSUs cancelled	1,890	—	(1,890)	—	—	—
Outstanding at June 30, 2025	28,911	30,457	10,434	$3,335.99	9.27	$—
Exercisable at June 30, 2025		5,682		$576.90	9.21	$—
Vested and expected to vest at June 30, 2025		26,917		$146.76	9.27	$—

* The fair market value of Jaguar stock on June 30, 2025, was $2.52 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the six months ended June 30, 2025, and the year ended December 31, 2024, were zero.

The weighted average grant date fair value of stock options granted was $4.39 dollar per share during the six months ended June 30, 2025, and $30.33 per share for the year ended December 31, 2024.

The number of options that were vested for the six months ended June 30, 2025, and for the year ended December 31, 2024, was 4,264 and 1,437, respectively. The grant date weighted average fair value of options that were vested for the six months ended June 30, 2025 and for the year ended December 31, 2024, was $30.33 and $142.01, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three and six months ended June 30, 2025 and 2024, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Research and development expense	$92	$176	$209	$465
Sales and marketing expense	36	32	54	72
General and administrative expense	151	175	317	427
Total	$279	$383	$580	$964

As of June 30, 2025, the Company had $446,770 unrecognized stock-based compensation expense for options, inducement options, and RSUs outstanding.

No range of assumptions was set forth and used in calculating the fair value of options granted during the six months ended June 30, 2025 and 2024, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through June 30, 2025.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(10,407)	$(9,492)	$(20,871)	$(18,718)
Shares used to compute net loss per common stock, basic and diluted	1,014,783	3,572,984	779,391	2,398,269
Net loss per share attributable to common stockholders, basic and diluted	$(10.26)	$(2.66)	$(26.78)	$(7.80)

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

The following are the other common stock equivalents of the Company for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	June 30,	December 31,
	2025	2024
	(unaudited)
Options issued and outstanding	29,936	30,469
Inducement options issued and outstanding	534	1
Options available for grant under stock option plans	28,911	17,695
Restricted stock units issued and outstanding	10,434	220
Warrants issued and outstanding	2,089,977	3,045
Total	2,159,792	51,430

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

The Company's reportable segments net revenues and net loss for the three and six months ended June 30, 2025 and 2024, consisted of the following:

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$5,001	$192	$5,193	$4,940	$132	$5,072
Less: Segment expenses
Cost of revenue	1,023	19	1,042	829	28	857
Research and development	5,714	1,281	6,995	6,401	1,565	7,966
Sales and marketing	4,697	263	4,960	2,822	145	2,967
General and administrative	4,003	6,579	10,582	4,411	5,239	9,650
Interest	1	(72)	(71)	55	501	556
Other segment items*	465	3,776	4,241	237	2,556	2,793
Segment expenses	15,903	11,846	27,749	14,755	10,034	24,789
Segment net comprehensive loss	$(10,902)	$(11,654)	$(22,556)	$(9,815)	$(9,902)	$(19,717)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,115			845
Consolidated net comprehensive loss			$(21,441)			$(18,872)

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$2,863	$116	$2,979	$2,637	$84	$2,721
Less: Segment expenses
Cost of revenue	517	10	527	414	13	427
Research and development	2,600	669	3,269	2,914	744	3,658
Sales and marketing	2,301	166	2,467	1,450	74	1,524
General and administrative	2,000	3,242	5,242	2,108	2,681	4,789
Interest	—	(15)	(15)	28	(110)	(82)
Other segment items*	155	2,600	2,755	733	1,816	2,549
Segment expenses	7,573	6,672	14,245	7,647	5,218	12,865
Segment net comprehensive loss	$(4,710)	$(6,556)	$(11,266)	$(5,010)	$(5,134)	$(10,144)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			684			422
Consolidated net comprehensive loss			$(10,582)			$(9,722)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.x
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Segment assets
Human Health	$44,100	$44,117
Animal Health	178,127	174,803
Total	$222,227	$218,920

The Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of fixed assets in Europe totaled $135,000 and $230,000 as of June 30, 2025, and December 31, 2024, respectively. This pertains to a right-of-use asset for the Napo Therapeutics office and vehicle lease. In the US, the carrying value of fixed assets totaled $19.0 million and $19.6 million, respectively, composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Total assets for reportable segments	$222,227	$218,920
Less: Investment in subsidiary	(29,232)	(29,232)
Less: Intercompany loan	(144,727)	(136,263)
Consolidated Totals	$48,268	$53,425

15. Subsequent Events

Issuance of Common Stock

From July 1, 2025, to August 14, 2025, the Company issued an aggregate of 661,186 shares of common stock under the December 2021 ATM Agreement for total net proceeds of $1.6 million.

One Big Beautiful Bill Act (the "OBBBA")

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This comprehensive legislation enacts significant tax and fiscal policy changes, including the permanent extension of certain tax rates and deductions previously set to expire, and introduces new or modified tax credits and incentives. The Company is currently evaluating the comprehensive impact of the OBBBA on the Company's financial condition, results of operations, and cash flows.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing novel, plant-based, sustainably derived prescription medicines for people and animals with gastrointestinal (“GI”) distress, including chronic, debilitating diarrhea. Jaguar’s wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”), focuses on developing and commercializing proprietary plant-based human prescription drugs from plants for significant unmet supportive care GI needs for complex disease states like cancer, orphan indications, and HIV. Our crofelemer drug product candidate is the subject of the OnTarget study, a recently conducted pivotal Phase 3 clinical trial for prophylaxis of diarrhea in adult cancer patients receiving targeted therapy. While the initial top line results from the OnTarget study showed that this multicenter, double-blind, placebo-controlled pivotal clinical trial did not meet its primary endpoint for the prespecified analysis of all tumor types, an analysis by the Company of the prespecified subgroup of adult patients with breast cancer from OnTarget indicates that crofelemer achieved statistical significance in this subgroup. Patients with breast cancer accounted for 183 of the 287 participants in this trial in adult patients with solid tumors receiving targeted therapy with or without standard chemotherapy. The OnTarget results in breast cancer patients were the subject of a poster presentation conducted December 11, 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). Overall, crofelemer was significantly more effective than placebo in providing sustained response in breast cancer patients in the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of cancer therapy-related diarrhea (“CTD”).

A late-breaker abstract Napo submitted to the Multinational Association of Supportive Care in Cancer (“MASCC”) on additional significant results in adult breast cancer patients from the OnTarget study were the subject of an oral rapid e-poster at MASCC’s June 26-28, 2025 Annual Meeting.

Napo participated in an in-person Type C Meeting on May 28, 2025 with the Division of Gastroenterology of the FDA to discuss the statistically significant responder analysis results for adult patients with breast cancer in the OnTarget trial. Napo proposed two simultaneous potential pathways during the meeting for making crofelemer available to metastatic breast cancer patients with the significant unmet medical need of CTD: conducting a pivotal treatment trial to facilitate approval of crofelemer for CTD in this focused patient population; and the prompt pursuit of authorization to initiate an expanded access program for breast cancer patients with CTD who may not be eligible for this study, including breast cancer patients in the adjuvant and neoadjuvant settings. The FDA formally acknowledged both of these key discussion points in correspondence to Napo, and Napo plans to submit a protocol to the FDA for a pivotal treatment trial for a smaller number of metastatic breast cancer patients using crofelemer.

The currently estimated US metastatic breast cancer population potentially qualifies as an orphan population, in alignment with the Company’s core focus on orphan diseases. The Company therefore intends to request orphan drug designation from the FDA for the CTD indication in this population. Given crofelemer’s novel and paradigm-shifting mechanism of action, the Company also plans to seek Breakthrough Therapy designation and/or Fast Track designation from the FDA to support potentially expedited regulatory approval in the US for crofelemer for CTD in metastatic breast cancer patients.

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

Napo is the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021, focusing on expanding crofelemer access in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant orphan disease indications, including, initially, short bowel syndrome with intestinal failure (“SBS-IF”) and microvillus inclusion disease (“MVID”), an ultrarare congenital diarrheal disorder (“CDD”).

Magdalena Biosciences, Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health and central nervous system (“CNS”) conditions.

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

Jaguar, through Napo and Napo Therapeutics, is currently supporting two independent proof-of-concept (“POC”) investigator-initiated trials (“IIT”), and conducting two placebo-controlled Phase 2 studies, of crofelemer in patients with intestinal failure due to the orphan indications short bowel syndrome (“SBS”) or microvillus inclusion disease (“MVID”) in the United States, European Union, and/or Middle East/North Africa regions.

As announced, and as presented April 26, 2025 at the Annual ELITE PED-GI Congress, the initial proof-of-concept results of the ongoing IIT of a novel crofelemer powder formulation for oral solution in Abu Dhabi in the United Arab Emirates show that crofelemer reduced the required total parenteral nutrition (“TPN”) and supplementary intravenous fluids in the first participating MVID patient by up to 27% and in the first participating SBS-IF patient by up to 12.5%. In addition, this data showed that crofelemer reduced stool volume output and/or frequency of watery stools, and increased urine output – an indicator of improved nutrient oral absorption.

As announced in June 2025, initial proof-of-concept results from this ongoing exploratory, single-arm open label non-randomized IIT in Abu Dhabi show that crofelemer reduced the required TPN and supplementary intravenous fluids in a third pediatric intestinal failure patient – a patient with SBS-IF. The first two patients in this IIT were taken off crofelemer after 12 weeks of treatment for a period intended to last 30 days, per the study protocol, but were promptly placed back on daily crofelemer treatment because their symptoms worsened.

The Company’s strategy is to seek business development partnerships for license rights for development and commercialization of Jaguar's intestinal failure products – with the goal of generating non-dilutive funding for Jaguar.

Based on the initial findings of the ongoing IIT in Abu Dhabi, crofelemer’s paradigm-shifting antisecretory mechanism of action appears to have the potential to provide a novel therapeutic option to reduce TPN and associated complications, including liver, renal, and cognitive deficits, as well as infections from IV infusion, in patients with intestinal failure due to MVID and SBS. The observed groundbreaking TPN reduction is particularly compelling for MVID, an ultrarare pediatric disease characterized by severe diarrhea and malabsorption that requires intensive parenteral support for nutritional and fluid management and for which no approved drug treatments exist, or any potential approach to reduce TPN.

As of June 23, 2025, as announced, enrollment in the Company’s first-of-its-kind placebo-controlled Phase 2 study to evaluate the efficacy of crofelemer for MVID in pediatric patients was at approximately 25% and patient screening is continuing. For the Company’s placebo-controlled Phase 2 study to evaluate the efficacy of crofelemer for SBS-IF in adults, enrollment is above 10%, and patient screening is continuing. Additionally, enrollment is continuing in the two ongoing proof-of-concept IITs. These are important milestones in development efforts for crofelemer for the treatment and management of intestinal failure related to these devastating orphan diseases. Additional proof-of-concept results from IITs are expected throughout 2025 and will provide additional preliminary data on the safety and potential effectiveness of crofelemer for these highly unmet clinical needs.

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

In accordance with the guidelines of specific European Union countries, published data from clinical investigations could support reimbursed early patient access to crofelemer for these debilitating conditions in 2026 while the Company pursues approval of crofelemer for SBS and MVID from the EMA and the FDA. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow pathways for regulatory approval in the US and other regions and qualify crofelemer for participation in PRIME, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs, and in the FDA’s Breakthrough Therapies program.

In both the US and European Union, crofelemer has been granted orphan drug designation for the orphan diseases SBS and MVID. Crofelemer has been granted orphan drug designation for treatment of diarrhea in cholera in the US, where cholera is an orphan disease. Orphan drug designation in the US qualifies the sponsor of a drug for various development incentives, including tax credits for qualified clinical testing and relief of filing fees. Additionally, orphan drug designation in the US provides a seven-year period of marketing exclusivity to the first sponsor who obtains marketing approval for the designated orphan drug. Sponsors who obtain orphan drug designation in the EU for their drug can benefit from Scientific Advice from the EMA for clinical trials for the orphan indication and receive market exclusivity for a period of ten years once the medicine is approved for commercialization.

The IIT in Abu Dhabi is being conducted by Dr. Miqdady at Sheikh Khalifa Medical City (SKMC), a flagship tertiary hospital in the United Arab Emirates and the largest teaching medical center in Abu Dhabi. Dr. Miqdady, a recognized leader in pediatric gastroenterology, serves as the Chief of Pediatric Gastroenterology, Hepatology and Nutrition at SKMC. He is an American board-certified pediatric GI, hepatology and nutrition professor at Khalifa University in Abu Dhabi, and also serves as a member of Napo's Scientific Advisory Board.

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

Most of the activities of the Company are focused on the development and commercialization of Mytesi, the ongoing clinical development of crofelemer for the prophylaxis of diarrhea in adult metastatic breast cancer patients receiving targeted cancer therapy, the ongoing commercial launch of Gelclair, and our prioritized clinical program centered around development of crofelemer for intestinal failure due to MVID and SBS.

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

Crofelemer powder for oral solution is being developed to support orphan disease indications for adults with SBS-IF and MVID patients.

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

In December 2021, we received conditional approval from the FDA to market Canalevia, under the name Canalevia-CA1 (crofelemer delayed-release tablets), for the treatment of chemotherapy-induced diarrhea (“CID”) in dogs. Canalevia-CA1, the first and only treatment for CID in dogs to receive any type of approval from the FDA, is now available from multiple leading veterinary distributors in the US. Importantly, Canalevia is not an antibiotic drug. The overuse and misuse of antibiotics, both in humans and animals, contribute to the development of bacteria that are resistant to antibiotics.

As announced, the Company plans to pursue approval from the EMA’s Committee for Veterinary Medicinal Products (“CVMP”) for Canalevia in the European Union for treatment of general diarrhea in dogs.

Jaguar’s primary objective for Canalevia is to identify a partner with which to collaborate to achieve our three parallel goals for the drug: Obtain approval in the EU for Canalevia for treatment of general diarrhea in dogs based on existing Jaguar study data; maintain continuity of availability in the US of Canalevia for treatment of CID in dogs; and to expand the US indication from CID in dogs to treatment of general diarrhea in dogs. Jaguar has been in discussions with multiple potential animal health company partners to collaborate to bring Canalevia to regulatory approval and commercialization for general diarrhea globally.

In the EU, it may be possible to obtain approval of Canalevia for treatment of general diarrhea in dogs based on the results of a study Jaguar completed in 200 dogs with general diarrhea. While this trial did not meet its stated primary endpoint, the study results are clinically significant when analyzed using an alternate, simplified endpoint, defining treatment success as any dog that had no episodes of diarrhea following the first treatment with either Canalevia or placebo. Using this revised endpoint, the study data shows that dogs treated with Canalevia had significantly better outcomes – with fewer watery stools and significant improvement in fecal scores compared to placebo-treated dogs.

Jaguar plans to submit a dossier to the EMA’s CVMP to outline the results of the updated analysis of the Company’s completed study of Canalevia in dogs with general diarrhea. If acceptable to the EMA, the company will then submit a Marketing Authorization Application (“MAA”) for Canalevia for general diarrhea in dogs. If the application is approved, Canalevia will be marketable for treatment of general diarrhea in dogs in all 27 EU member countries.

Data from the European Pet Food Industry Federation concluded that there were 104 million dogs in Europe in 2022. We have been pleased with the marketplace reception of crofelemer for treatment of CID in dogs in the US and believe there is clearly an unmet medical need for a product for the much larger market of treatment of general diarrhea in dogs – both in the US and the EU. We estimate that US veterinarians see approximately six million annual cases of acute and chronic diarrhea in dogs, and we look forward to identifying a partner to fund and execute development and commercialization of crofelemer for the treatment of general diarrhea in the US and/or globally. Forging a partnership for this purpose is a key focus of our business development efforts in 2025 and has been designated as a key potential catalyst for the Company this year.

Diarrhea is one of the most common reasons dogs are seen by general practice veterinarians and is the second most common reason for visits to veterinary emergency hospitals, yet there is currently no FDA-approved drug to treat general, non-infectious diarrhea in dogs. According to the American Veterinary Medical Association, there were an estimated 89.7 million dogs in the United States in 2024, with nearly half (45.5%) of US households owning a dog in 2024. Devastating diarrhea-related dehydration can occur rapidly for the animal, and the lack of easy access to outdoor facilities is a significant problem for families living in urban settings with dogs.

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

In January 2023, Jaguar and Filament, with funding from One Small Planet, formed the US-based joint venture Magdalena. Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health and central nervous system (“CNS”) indications. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar’s ETI program and Filament’s corporate mission to develop novel, natural prescription medicines from plants. Magdalena will leverage Jaguar’s proprietary medicinal plant library and Filament’s proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team, is a key asset we have generated over 30 years that bridges the knowledge of traditional healers and Western medicine. Magdalena holds an exclusive license to plants and plant extracts in Jaguar’s library, not including any sources of crofelemer or NP-300, for specific indications and is in the process of identifying plant candidates in the library that may prove beneficial for addressing specific mental health and CNS indications. Magdalena is currently approximately 40-percent owned by Jaguar.

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

We believe Jaguar is poised to realize a number of near-term catalysts and value-adding benefits from an expanded pipeline of potential blockbuster human follow-on indications of crofelemer and a second-generation anti-secretory agent-upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer, Mytesi, and Canalevia. Additionally, several drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and POC evidence from human clinical trials.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $21.2 million and $19.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had a total stockholders' equity of $6.9 million, an accumulated deficit of $367.4 million, and cash of $2.2 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the six months ended June 30, 2025 and 2024, amounted to $213,000 and $218,000, respectively.

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

As of June 30, 2025, the Company has incurred approximately $2.3 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

We expect research and development expenses to decrease with the Phase 3 OnTarget Trial completion in the second half of 2025 as there are no significant developments on clinical trials for the succeeding months.

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of June 30, 2025, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia and Neonorm Calf or Neonorm Foal for the six months ended June 30, 2025 and 2024.

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

Gain (Loss) on Extinguishment of Debt

Gain (loss) on debt extinguishment consists of gain (loss) incurred related to the exchanges resulting from the extinguishment of our borrowings.

Critical Accounting Policies and Significant Judgments and Estimates

Preparing condensed consolidated financial statements in conformity with US GAAP requires using estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and various other factors that we believe to be reasonable, actual results may differ from these estimates under different assumptions or conditions. Note 2 of the unaudited condensed consolidated financial statements describes our significant accounting policies. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Potential Material Effects of Trends, Events, and Uncertainties

Inflation and the Inflation Reduction Act (IRA)

The Company continues to monitor the effects of ongoing inflationary pressures and the IRA, which became effective on January 1, 2023. Inflation has contributed to higher operating costs across the pharmaceutical industry, including increases in raw material prices, distribution expenses, and labor costs. These cost pressures have affected the Company’s gross margins and may continue to do so in future periods.

For three and six months ended June 30, 2025, the only material impacts of IRA are a significant reduction in the Company’s Medicare Part D rebates payable to CMS and a reduction in patients’ out-of-pocket copays for their Mytesi prescriptions. Management continues to assess the evolving implications of the IRA on pricing, reimbursement, and research incentives.

Lease Commitments

As of June 30, 2025, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

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

Results of Operations

Comparison for the six months ended June 30, 2025 and 2024

The following table summarizes the Company’s operations results for the items outlined in the table for the six months ended June 30, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$5,107	$5,029	$78	1.6%
License revenue	86	43	43	100.0%
Total revenue	5,193	5,072	121	2.4%
Operating expenses
Cost of product revenue	1,042	857	185	21.6%
Research and development	6,995	7,965	(970)	(12.2)%
Sales and marketing	4,960	2,967	1,993	67.2%
General and administrative	9,624	8,695	929	10.7%
Total operating expenses	22,621	20,484	2,137	10.4%
Loss from operations	(17,428)	(15,412)	(2,016)	13.1%
Other income (expense)	434	(495)	929	(187.7)%
Interest income (expense)	71	(503)	574	(114.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,411)	(3,831)	1,420	(37.1)%
Gain (loss) on extinguishment of debt	(1,822)	1,245	(3,067)	(246.3)%
Loss before income tax expense	(21,156)	(18,996)	(2,160)	11.4%
Income tax expense	—	—	—	—%
Net loss	$(21,156)	$(18,996)	$(2,160)	11.4%
Net loss attributable to noncontrolling interest	$(285)	$(278)	$(7)	2.5%
Net loss attributable to common stockholders	$(20,871)	$(18,718)	$(2,153)	11.5%

Revenue

Product revenue

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $1.4 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $100,000, relative to the increase in sales volume.

Sales discounts were $566,000 and $511,000 for the six months ended June 30, 2025 and 2024, respectively, an increase of $55,000, relative to the increase in sales volume.

Sales returns were $21,000 and $126,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $105,000, relative to the decrease in volume of sales returns.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the six months ended June 30, 2025 and 2024, were as follows:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$6,926	$6,913	$13	0.2%
Gelclair	52	—	52	100.0%
Canalevia	77	66	11	16.7%
Neonorm	30	23	7	30.4%
Total gross product sales	7,085	7,002	83	1.2%
Medicaid rebates	(1,391)	(1,336)	(55)	4.1%
Sales discounts	(566)	(511)	(55)	10.8%
Sales returns	(21)	(126)	105	(83.3)%
Net product sales	$5,107	$5,029	$78	1.6%

Our gross product revenues were $7.1 million and $7.0 million for the six months ended June 30, 2025 and 2024, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $83,000 for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to the increase in the volume of sales of Mytesi, Canalevia and Neonorm. The Company launched Gelclair in the fourth quarter of 2024. Revenue recognition continued this quarter in line with the timing of product sales and applicable revenue recognition principles.

License revenue

License revenues increased by $43,000 from $43,000 for the six months ended June 30, 2024, to $86,000 in the same period in 2025, due to license agreement entered by the Company with Gen on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of five years.

Cost of Product Revenue

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$433	$400	$33	8.3%
Material cost	421	328	93	28.4%
Distribution fees	87	99	(12)	(12.1)%
Other	101	30	71	236.7%
Total	$1,042	$857	$185	21.6%

The increase in cost of product revenue of $185,000 for the six months ended June 30, 2025, compared to the same period in 2024 was primarily attributable to higher costs incurred for materials, outsourced contract manufacturing services and royalty fees with Gelclair, partially offset by changes in distribution and other costs.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the six months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Personnel and related benefits	$2,990	$3,205	$(215)	(6.7)%
Clinical and contract manufacturing	2,342	3,279	(937)	(28.6)%
Third-party consulting services	906	569	337	59.2%
Stock-based compensation	209	465	(256)	(55.1)%
Materials expense and tree planting	161	167	(6)	(3.6)%
Travel and other expenses	193	98	95	96.9%
Other	194	182	12	6.6%
Total	$6,995	$7,965	$(970)	(12.2)%

The decrease in R&D expense of $970,000 for the six months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Clinical and contract manufacturing decreased by $937,000 from $3.3 million for the six months ended June 30, 2024 to $2.3 million in the same period in 2025 as the Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Third-party consulting services increased by $337,000 from $569,000 in the six months ended June 30, 2024, to $906,000 in the same period in 2025 primarily due to due to new consulting engagements related to the CTD clinical trial involving breast cancer patients.
•
Stock-based compensation decreased by $256,000 from $465,000 for the six months ended June 30, 2024, to $209,000 in the same period in 2025 primarily due to higher options and RSUs cancelled during the period.
•
Travel and other expenses increased by $95,000 from $98,000 for the six months ended June 30, 2024, to $193,000 in the same period in 2025 due to higher event and travel-related activities, including increased participation in international conferences associated with the MVID initiative.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$2,570	$1,491	$1,079	72.4%
Direct marketing fees and expense	1,347	686	661	96.4%
Third party consulting fees	371	60	311	518.3%
Stock-based compensation	54	72	(18)	(25.0)%
Other	618	658	(40)	(6.1)%
Total	$4,960	$2,967	$1,993	67.2%

The increase in S&M expense of $2.0 million for the six months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits increased by $1.1 million from $1.5 million for the six months ended June 30, 2024, to $2.6 million in the same period in 2025 due to increase in number of employees. The majority of new hires supported the Gelclair marketing and sales functions.

•
Direct marketing fees and expenses increased by $661,000 from $686,000 for the six months ended June 30, 2024, to $1.3 million in the same period in 2025 due to broader promotional activities associated with the Gelclair campaign.
•
Third-party consulting services increased by $311,000 from $60,000 for the six months ended June 30, 2024, to $371,000 in the same period in 2025 due to expanded consulting activities supporting the Gelclair campaign.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,266	$2,255	$11	0.5%
Legal services	2,081	1,200	881	73.4%
Public company expense	992	993	(1)	(0.1)%
Audit, tax and accounting services	515	582	(67)	(11.5)%
Third-party consulting services	646	650	(4)	(0.6)%
Lease expense	263	352	(89)	(25.3)%
Stock-based compensation	317	427	(110)	(25.8)%
Travel and other expenses	314	221	93	42.1%
Other	2,230	2,015	215	10.7%
Total	$9,624	$8,695	$929	10.7%

The increase in G&A expenses of $929,000 for the six months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Legal services increased by $881,000 from $1.2 million for the six months ended June 30, 2024, to $2.1 million in the same period in 2025 due to higher corporate legal expenses and increased compliance and legal costs which were mostly associated with increased public securities activities.
•
Audit, tax and accounting services decreased by $67,000 from $582,000 for the six months ended June 30, 2024, to $515,000 in the same period in 2025 due to due to lower audit fees related to technical accounting transactions and due diligence activities during the same period in 2024.
•
Lease expense decreased by $89,000 from $352,000 for the for the six months ended June 30, 2024, to $263,000 in the same period in 2025 primarily due to the termination of Napo Thera’s office lease arrangement.
•
Stock-based compensation decreased by $110,000 from $427,000 for the six months ended June 30, 2024, to $317,000 in the same period in 2025 primarily due to lower options granted during the period. Additionally, the reverse stock split completed in previous quarter contributes to the decrease.
•
Travel and other expenses increased by $93,000 from $221,000 for the six months ended June 30, 2024, to $314,000 in the same period in 2025 largely due to several international trips undertaken by the CEO for business development and fundraising activities. These included visits to Europe in connection with Napo Thera and fundraising efforts, as well as travel to the UAE related to the MVID initiative.
•
Other expenses increased by $215,000 from $2.0 million for the six months ended June 30, 2024, to $2.2 million in the same period in 2025 mainly due to derecognition of long-outstanding other current assets, increase in IT support costs and increased insurance premiums.

Interest Income (Expense)

Interest expense decreased by $574,000 from $503,000 expense for the six months ended June 30, 2024, to $71,000 income in the same period in 2025, primarily due to changes in accounting of certain debt instruments to FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO increase by $1.4 million, from a loss of $3.8 million in the six months ended June 30, 2024, to a loss of $2.4 million in the same period in 2025 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt decreased by $3.1 million from $1.2 million gain in the six months ended June 30, 2024, to $1.8 million loss in the same period in 2025 primarily due to proceeds from debt modifications are higher than the carrying amount of debt as of second quarter of 2025, as compared to debt as of June 30, 2024, where proceeds from debt modifications are lower than the carrying amount of debt.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Comparison of the three months ended June 30, 2025, and 2024

The following table summarizes the Company’s operations results to the items outlined in the table for the three months ended June 30, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$2,936	$2,678	$258	9.6%
License revenue	43	43	—	—%
Total revenue	2,979	2,721	258	9.5%
Operating expenses
Cost of product revenue	527	427	100	23.4%
Research and development	3,265	3,653	(388)	(10.6)%
Sales and marketing	2,467	1,524	943	61.9%
General and administrative	4,727	4,314	413	9.6%
Total operating expenses	10,986	9,918	1,068	10.8%
Loss from operations	(8,007)	(7,197)	(810)	11.3%
Interest income	15	108	(93)	(86.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,068)	(1,810)	742	(41.0)%
Loss on extinguishment of debt	(1,822)	—	(1,822)	100.0%
Other income (expense)	322	(729)	1,051	(144.2)%
Loss before income tax expense	(10,560)	(9,628)	(932)	9.7%
Income tax expense	—	—	—	—%
Net loss	$(10,560)	$(9,628)	$(932)	9.7%
Net loss attributable to noncontrolling interest	$(153)	$(136)	$(17)	12.5%
Net loss attributable to common stockholders	$(10,407)	$(9,492)	$(915)	9.6%

Revenue

Product revenue

Sales discounts were $306,000 and $239,000 for the three months ended June 30, 2025 and 2024, respectively, an increase of $67,000, relative to the increase in sales volume.

Sales returns were $4,000 and $68,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $64,000, relative to the decrease in volume of sales returns.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$3,801	$3,543	$258	7.3%
Canalevia	60	26	34	130.8%
Gelclair	27	—	27	100.0%
Neonorm	14	14	—	—%
Total gross product sales	3,902	3,583	319	8.9%
Medicaid rebates	(656)	(598)	(58)	9.7%
Sales discounts	(306)	(239)	(67)	28.0%
Sales returns	(4)	(68)	64	(94.1)%
Net product sales	$2,936	$2,678	$258	9.6%

Our gross product revenues were $3.9 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $319,000 for the three months ended June 30, 2025 and 2024, compared to the same period in 2024 was primarily due to the increase in the volume of sales of Mytesi and Canalevia, an increase of $258,000 and $34,000, respectively. The Company launched Gelclair in the fourth quarter of 2024. Revenue recognition continued this quarter in line with the timing of product sales and applicable revenue recognition principles.

Cost of Product Revenue

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$205	$201	$4	2.0%
Material cost	232	159	73	45.9%
Distribution fees	37	53	(16)	(30.2)%
Other	53	14	39	278.6%
Total	$527	$427	$100	23.4%

The increase in cost of product revenue of $100,000 for the three months ended June 30, 2025, compared to the same period in 2024 was primarily attributable to higher costs incurred for materials, outsourced contract manufacturing services and royalty fees with Gelclair, partially offset by changes in distribution and other costs.

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,482	$1,586	$(104)	(6.6)%
Clinical and contract manufacturing	1,045	1,346	(301)	(22.4)%
Third-party consulting services	346	292	54	18.5%
Stock-based compensation	92	176	(84)	(47.7)%
Materials expense and tree planting	84	87	(3)	(3.4)%
Travels and other expenses	128	63	65	103.2%
Other	88	103	(15)	(14.6)%
Total	$3,265	$3,653	$(388)	(10.6)%

The decrease in R&D expense of $388,000 for the three months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits decreased by $104,000 from $1.6 million for the three months ended June 30, 2024, to $1.5 million in the same period in 2025 due to lower costs of healthcare benefits, and payroll taxes following the conclusion of the Phase 3 On Target Clinical Trial, which reduced associated activities and staffing needs.
•
Clinical and contract manufacturing decreased by $301,000 from $1.3 million for the three months ended June 30, 2024, to $1.0 million in the same period in 2025 as the Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Third-party consulting services increased by $54,000 from $292,000 in the three months ended June 30, 2024, to $346,000 in the same period in 2025 primarily due to due to new consulting engagements related to the CTD clinical trial involving breast cancer patients.
•
Stock-based compensation decreased by $84,000 from $176,000 for the three months ended June 30, 2024, to $92,000 in the same period in 2025 primarily due to higher options and RSUs cancelled during the period.
•
Travel and other expenses increased by $65,000 from $63,000 for the three months ended June 30, 2024, to $128,000 in the same period in 2025 due to higher event and travel-related activities, including increased participation in international conferences associated with the MVID initiative.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,335	$749	$586	78.2%
Direct marketing fees and expense	761	390	371	95.1%
Third party consulting fees	62	37	25	67.6%
Stock-based compensation	36	32	4	12.5%
Other	273	316	(43)	(13.6)%
Total	$2,467	$1,524	$943	61.9%

The increase in S&M expense of $943,000 for the three months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits increased by $586,000 from $749,000 for the three months ended June 30, 2024, to $1.3 million in the same period in 2025 due to increase in number of employees. The majority of new hires supported the Gelclair marketing and sales functions.
•
Direct marketing fees and expenses increased by $371,000 from $390,000 for the three months ended June 30, 2024, to $761,000 in the same period in 2025 due to broader promotional activities associated with the Gelclair campaign.

General and Administrative

The following table presents the components of G&A expense for the three months ended June 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,143	$1,193	$(50)	(4.2)%
Legal services	983	661	322	48.7%
Public company expense	551	594	(43)	(7.2)%
Audit, tax and accounting services	166	243	(77)	(31.7)%
Third-party consulting services	326	357	(31)	(8.7)%
Lease expense	131	76	55	72.4%
Stock-based compensation	151	175	(24)	(13.7)%
Travel and other expenses	157	107	50	46.7%
Other	1,119	908	211	23.2%
Total	$4,727	$4,314	$413	9.6%

The increase in G&A expenses of $413,000 for the three months ended June 30, 2025, compared to the same period in 2024 was largely due to:

•
Legal services increased by $322,000 from $661,000 for the three months ended June 30, 2024, to $983,000 in the same period in 2025 due to higher corporate legal expenses and increased compliance and legal costs which were mostly associated with increased public securities activities.
•
Audit, tax and accounting services decreased by $77,000 from $243,000 for the three months ended June 30, 2024, to $166,000 in the same period in 2025 due to due to lower audit fees related to technical accounting transactions and due diligence activities during the same period in 2024.
•
Lease expense increased by $55,000 from $76,000 for the for the six months ended June 30, 2024, to $131,000 in the same period in 2025 primarily due increased monthly rental payments for floor and office leases, as compared to same period in 2025.
•
Other expenses increased by $211,000 from $908,000 for the six months ended June 30, 2024, to $1.1 million in the same period in 2025 mainly due to derecognition of long-outstanding other current assets, increase in IT support costs and increased insurance premiums.

Interest Income

Interest income decreased by $93,000 from $108,000 for the three months ended June 30, 2024, to $15,000 in the same period in 2025, primarily due to changes in accounting of certain debt instruments to FVO.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The change in fair value of financial instrument and hybrid instrument designated at FVO decreased by $741,000, from a loss of $1.8 million in the three months ended June 30, 2024, to a loss of $1.1 million in the same period in 2025 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $1.8 million from zero in the three months ended June 30, 2024, to $1.8 million in the same period in 2025 due to the recognition of extinguishment accounting in the second quarter of 2025 in connection with certain debt modifications, whereas no such transactions occurred during the second quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2025 and 2024, we had net losses of $21.2 million and $19.0 million, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At June 30, 2025, we had an accumulated deficit of $367.4 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of June 30, 2025, we had cash of $2.2 million. While we are actively exploring various strategies to optimize our cash flows, we recognize that our current capital resources will not be sufficient to fund our operating plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the six months ended June 30, 2025, were generated from the issuance of an aggregate of 423,192 shares of common stock under the ATM Agreement for total net proceeds of approximately $3.3 million, $3.4 million proceeds from Convertible Notes, offset by $313,000 repayment of insurance financing, and $50,000 in principal payments of the Tempesta Note.

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

Liquidity Management

As of June 30, 2025, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a slight increase in debt levels due to recent financing activities intended to support operational growth. In contrast, equity levels remain stable, though future fundraising efforts may affect the capital structure.

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

Comparison of Operating Income and Cash Flow

For the six months ended June 30, 2025, the Company reported an increased operating loss of $21.2 million, up $2.2 million, or 11%, compared to the prior period. This increase was primarily driven by higher operating expenses, particularly in sales and marketing, reflecting the Company's investment in growth initiatives. Cash used in operating activities rose by $1.7 million. This smaller increase suggests a greater proportion of non-cash activities—such as depreciation and stock-based compensation—as well as higher working capital requirements to support expanded operations. The variance underscores the Company’s strategic focus on managing liquidity while supporting growth and maintaining operational stability.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table shows a summary of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Total cash used in operating activities	$(13,509)	$(15,217)
Total cash used in investing activities	—	(16)
Total cash provided by financing activities	7,621	24,842
Effects of foreign exchange rate changes on assets and liabilities	93	(29)
Net increase in cash	$(5,795)	$9,580

Cash Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities of $13.5 million resulted from our net comprehensive loss of $21.4 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $2.4 million, loss on extinguishment of debt of $1.8 million, depreciation and amortization expenses of $957,000, stock-based compensation of $580,000, amortization of operating lease right-of-use asset of $145,000, equity in a net loss in the joint venture of $75,000 and changes in operating assets and liabilities of $1.9 million.

Net cash used in operating activities decreased by $1.7 million compared to the prior year, primarily due to net increase in working capital despite the higher net comprehensive loss. Cash flows continue to be insufficient to meet ongoing operational needs, highlighting the Company's continued reliance on alternative funding sources.

During the six months ended June 30, 2024, net cash used in operating activities of $15.2 million resulted from our net comprehensive loss of $18.9 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $3.8 million, stock-based compensation of $964,000, depreciation and amortization expenses of $948,000, amortization of debt discounts and debt issuance costs of $274,000, amortization of operating lease right-of-use asset of $221,000, equity in a net loss in the joint venture of $46,000 and changes in operating assets and liabilities of $1.4 million, partially offset by the gain on extinguishment of debt of $1.2 million.

Cash Used in Investing Activities

No cash was also used in investing activities during the six months ended June 30, 2025.

This reflects management’s commitment to maintaining liquidity, as there were no cash outflows from investing activities during the quarter.

During the six months ended June 30, 2024, net cash used in investing activities of $16,000 consisted of a $16,000 purchase of equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $7.6 million consisted of $3.4 million in net proceeds from Convertible Notes, $3.2 million in net proceeds from shares issued in an At the Market offering, $1.3 million in net proceeds from shares issued to HCW investors, offset by $313,000 repayment of insurance financing, and $70,000 in principal payments of the notes payable.

Net cash provided by financing activities decreased by $17.2 million in 2025, primarily due to a decline in proceeds from the ATM offering, which totaled $24.0 million in the prior period compared to $3.2 million in the current period. This overall trend highlights the Company’s continued reliance on external financing to offset cash flow shortfalls from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer (CEO), and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP for the reasons discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 57,500 of the Company’s Common Stock to Iliad in exchange for $632,500 reduction in the outstanding balance of October 2020 Royalty Interest. The shares of common stock that were issued in this exchange transaction were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 60,000 shares of common stock to Iliad in exchange for a $466,200 reduction in the outstanding balance of the October 2020 Royalty Interest. The shares of common stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On May 14, 2025, the Company entered into privately negotiated exchange agreements with Iliad and Streeterville, under which the Company issued 22 and 99.3822 shares of Series L Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Royalty Interest, and for all of the outstanding 99.3822 shares of Series J Preferred Stock held by Streeterville, respectively. The shares of Series L Preferred Stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On May 20, 2025, the Company entered into a securities purchase agreement with selected institutional investors for a registered direct offering (the “Registered Offering”) of 246,306 shares of common stock at $6.09 per share, priced at-the-market under Nasdaq rules. In a concurrent private placement, the Company issued to such investors unregistered warrants to purchase up to 492,612 shares of common stock (“Common Warrants”) at an exercise price of $5.84 per share. The Common Warrants are immediately exercisable and expire upon the earlier of (i) 24 months from issuance, (ii) a fundamental transaction, or (iii) a liquidation event. The Company also issued to Wainwright warrants to purchase 14,778 shares of common stock (the “Wainwright Warrants”), representing 6.0% of the shares sold in the Registered Offering. The Wainwright Warrants have substantially similar terms to the Common Warrants issued to investors in the same transaction, but with an exercise price of $7.6125 per share, which represents 125% of the offering price.

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.57 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Replacement Notes mature on January 30, 2026, bear interest at 6% per annum, and are immediately convertible at the option of the holders into up to 481,150 shares of the Company’s common stock at a conversion price of $5.535 per share for non-Insiders and $5.555 per share for Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions; provided, however, that (a) no conversion shares may be issued to a noteholder who is an Insider unless the stockholder approval is obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), and (b) the total cumulative number of conversion shares that may be issued to a noteholder who is not an Insider, together with any shares of Common Stock issued to (i) such noteholder upon exercise of the New Warrants issued to such noteholder and (ii) the other Participating Investors in the same series of transactions as the Replacement Notes, may not exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d), if applicable) (the “Issuance Cap”), unless the stockholder approval is obtained by the Company to issue more than the Issuance Cap. The Company also issued warrants to purchase common stock (the “New Warrants”) and agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

In connection with the Note Exchange Transaction, the Company issued to the Participating Investors New Warrants to purchase up to an aggregate of 928,582 shares of common stock (the “New Warrant Shares”) with an initial exercise price equal to $2.70, subject to adjustment for reclassification of the common stock, non-cash dividend, stock split, reverse stock split or other similar transaction. The New Warrants will be exercisable immediately upon the Initial Exercise Date (as define therein) and will expire on the earlier of (i) 18 months from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event; provided, however, that no New Warrant Shares may be issued to a holder unless the stockholder approval is obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and/or 5635(d), as applicable.

All of the securities issued in the Note Exchange Transaction were offered and sold in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

On June 27, 2025, the Company entered into a privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Royalty Interest and a $2,250,000 reduction in the outstanding balance of the August

2022 Royalty Interest, respectively. The shares of Series M Preferred Stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on May 2, 2025, May 15, 2025, May 22, 2025, June 24, 2025 and June 30, 2025, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series L Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 15, 2025, File No. 001-36714).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series M Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 30, 2025, File No. 001-36714).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 22, 2025, File No. 001-36714).
4.2	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 22, 2025, File No. 001-36714).
4.3	Form of Replacement Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 24, 2025, File No. 001-36714).
4.4	Form of New Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 24, 2025, File No. 001-36714).
10.1	Iliad Common Stock Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.2	Streeterville Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.3	Iliad Series L Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 22, 2025, File No. 001-36714).
10.5	Form of Note Exchange and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 24, 2025, File No. 001-36714).
10.6	Iliad Series M Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 30, 2025, File No. 001-36714).
10.7	Streeterville Series M Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 30, 2025, File No. 001-36714).
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

August 14, 2025
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Carol R. Lizak Principal Financial and Accounting Officer