Form 10-Q
period 2025-09-30
Jaguar Health, Inc.
filed 2025-11-14
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were (i) 3,735,837 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 9 shares of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$3,527	$8,002
Accounts receivable, net	1,437	1,527
Other receivable	67	120
Inventory	10,628	10,345
Prepaid expenses and other current assets	13,743	12,204
Total current assets	29,402	32,198
Property and equipment, net	483	464
Operating lease - right-of-use asset	1,062	936
Intangible assets, net	17,285	18,479
Other assets	1,240	1,348
Total assets	$49,472	$53,425

Liabilities, Redeemable preferred stock, and Stockholders' equity
Current liabilities:
Accounts payable	$8,443	$5,286
Accrued liabilities	4,175	1,911
Deferred revenue	170	170
Operating lease liability, current	226	299
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $18.1 million as of September 30, 2025, and $11.9 million as of December 31, 2024, respectively)	23,108	12,038
Total current liabilities	36,122	19,704
Operating lease liability, net of current portion	918	686
Deferred revenue, net of current portion	425	553
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $10.7 million as of September 30, 2025, and $21.7 million as of December 31, 2024, respectively)	7,648	23,503
Total liabilities	45,113	44,446

Commitments and contingencies (See Note 6)
Redeemable preferred stock: $0.0001 par value; 179 shares designated from 10,000,000 preferred stock authorized at September 30, 2025, and December 31, 2024; 99 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	2,485

Stockholders' equity
Series G convertible preferred stock: $0.0001 par value; 137 shares designated from 10,000,000 preferred stock authorized at September 30, 2025, and December 31, 2024; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series I convertible preferred stock: $0.0001 par value; 118 shares designated from 10,000,000 preferred stock authorized at September 30, 2025, and December 31, 2024; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series L perpetual preferred stock: $0.0001 par value; 121 and 0 shares designated from 4,475,074 preferred stock authorized at September 30, 2025, and December 31, 2024, respectively; 121 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,485	—
Series M perpetual preferred stock: $0.0001 par value; 260 and 0 shares designated from 4,475,074 preferred stock authorized at September 30, 2025, and December 31, 2024, respectively; 260 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Series N perpetual preferred stock: $0.0001 par value; 951 and 0 shares designated from 4,475,074 preferred stock authorized at September 30, 2025, and December 31, 2024, respectively; 951 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at September 30, 2025, and December 31, 2024; 3,686,267 and 528,440 issued and outstanding at September 30, 2025, and December 31, 2024, respectively	—	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at September 30, 2025, and December 31, 2024; 9 shares issued and outstanding at September 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	380,836	354,234
Noncontrolling interest	(1,268)	(791)
Accumulated deficit	(376,855)	(346,482)
Accumulated other comprehensive loss	(839)	(467)
Total stockholders' equity	4,359	6,494
Total liabilities, redeemable preferred stock and stockholders' equity	$49,472	$53,425

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Product revenue, net	$3,041	$3,066	$8,148	$8,095
License revenue	42	42	128	85
Total revenue, net	3,083	3,108	8,276	8,180
Operating expenses
Cost of product revenue	532	541	1,574	1,398
Research and development	3,658	4,043	10,653	12,008
Sales and marketing	1,997	2,010	6,957	4,977
General and administrative	4,134	3,776	13,758	12,471
Total operating expenses	10,321	10,370	32,942	30,854
Loss from operations	(7,238)	(7,262)	(24,666)	(22,674)
Gain (loss) on extinguishment of debt	—	—	(1,822)	1,245
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,310)	(3,089)	(4,721)	(6,920)
Interest income (expense)	(6)	162	65	(341)
Other income (expense)	(94)	168	340	(327)
Loss before income tax expense	(9,648)	(10,021)	(30,804)	(29,017)
Income tax expense	—	—	—	—
Net loss	$(9,648)	$(10,021)	$(30,804)	$(29,017)
Net loss attributable to noncontrolling interest	$(146)	$(167)	$(431)	$(445)
Net loss attributable to common stockholders	$(9,502)	$(9,854)	$(30,373)	$(28,572)
Net loss per share, basic and diluted	$(6.28)	$(26.29)	$(22.61)	$(150.72)
Weighted-average common stock outstanding, basic and diluted	1,513,178	374,805	1,343,443	189,567

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss	$(9,648)	$(10,021)	$(30,804)	$(29,017)
Other comprehensive loss	(134)	(164)	(418)	(40)
Net comprehensive loss	$(9,782)	$(10,185)	$(31,222)	$(29,057)
Common stockholders:
Net loss attributable to common stockholders	$(9,502)	$(9,854)	$(30,373)	$(28,572)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(120)	(145)	(372)	(35)
Net comprehensive loss attributable to common stockholders	$(9,622)	$(9,999)	$(30,745)	$(28,607)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(146)	$(167)	$(431)	$(445)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(14)	(19)	(46)	(5)
Net comprehensive loss attributable to noncontrolling interests	$(160)	$(186)	$(477)	$(450)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of June 30, 2025	—	$—	—	$—	—	$—	121	$2,485	260	$—	—	$—	1,530,128	$—	9	$—	$373,575	$(1,108)	$(367,353)	$(719)	$6,880
Preferred shares issued to PIPE agreement purchasers in exchange for cash	—	—	—	—	—	—	—	—	—	—	951	—	—	—	—	—	2,377	—	—	—	2,377
Common shares issued in At The Market offering net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	—	—	1,707,293	—	—	—	3,081	—	—	—	3,081
Common shares issued to Brown Stone Capital Limited in exchange for cash	—	—	—	—	—	—	—	—	—	—	—	—	161,583	—	—	—	1,000	—	—	—	1,000
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	286,532	—	—	—	668	—	—	—	668
Common shares issued to investors in exchange for restricted stock units (RSUs)	—	—	—	—	—	—	—	—	—	—	—	—	731	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	135	—	—	—	135
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(146)	(9,502)	—	(9,648)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	—	(120)	(134)
RSUs issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances as of September 30, 2025	—	$—	—	$—	—	$—	121	$2,485	260	$—	951	$—	3,686,267	$—	9	$—	$380,836	$(1,268)	$(376,855)	$(839)	$4,359

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of June 30, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	313,103	$—	9	$—	$344,156	$(328)	$(326,708)	$(542)	$16,578
Common shares issued in At The Market offering, net of $18 offering costs	—	—	—	—	—	—	—	—	—	—	—	—	76,570	—	—	—	3,750	—	—	—	3,750
Common shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	26,200	—	—	—	2,649	—	—	—	2,649
RSUs issued	—	—	—	—	—	—	—	—	—	—	—	—	965	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	227	—	—	—	227
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)	(9,854)	—	(10,021)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(145)	(164)
Balances as of September 30, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	416,838	$—	9	$—	$350,860	$(514)	$(336,562)	$(687)	$13,097

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balances as of January 1, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Preferred shares issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	—	—	—	—	99	2,485	—	—	—	—	—	—	—	—	—	—	—	—	2,485
Preferred shares issued to PIPE agreement purchasers in exchange for cash	—	—	—	—	—	—	—	—	—	—	951	—	—	—	—	—	2,377,000	—	—	—	2,377
Preferred shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	22	—	170	—	—	—	—	—	—	—	4,800	—	—	—	4,800
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	90	—	—	—	—	—	—	—	2,250	—	—	—	2,250
Common shares issued in At the Market offering, net of issuance and offering costs of $161	—	—	—	—	—	—	—	—	—	—	—	—	2,122,935	—	—	—	6,331	—	—	—	6,331
Common shares issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	—	—	246,306	—	—	—	518	—	—	—	518
Common shares issued to Brown Stone Capital Limited in exchange for cash	—	—	—	—	—	—	—	—	—	—	—	—	161,583	—	—	—	1,000,000	—	—	—	1,000
Common shares issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	156,678	—	—	—	865	—	—	—	865
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	117,500	—	—	—	1,100	—	—	—	1,100
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	338,132	—	—	—	983	—	—	—	983
Common shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	14,000	—	—	—	1,210	—	—	—	1,210
Common shares issued to investors in exchange for restricted stock units (RSUs)	—	—	—	—	—	—	—	—	—	—	—	—	731	—	—	—	—	—	—	—	—
Shares retired	—	—	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,776				4,776
Issuance costs attributable to warrants																	(323)				(323)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	715	—	—	—	715
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(431)	(30,373)	—	(30,804)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46)	—	(372)	(418)
Balances as of September 30, 2025	—	$—	—	$—	—	$—	121	$2,485	260	$—	951	$—	3,686,267	$—	9	$—	$380,836	$(1,268)	$(376,855)	$(839)	$4,359

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	Equity
Balance as of January 1, 2024	—	$—	122	$—	56	$—	—	$—	—	$—	—	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897
Common shares issued in At The Market offering, net of issuance and offering cost of $127	—	—	—	—	—	—	—	—	—	—	—	—	277,033	—	—	—	27,758	—	—	—	27,758
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	47,281	—	—	—	4,906	—	—	—	4,906
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued from the conversion of warrants			—	—	—	—	—	—	—	—	—	—	12,558	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series D Preferred Stock	(80)	(2,000)	—	—	—	—	—	—	—	—	—	—	12,222	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	—	—	—	—	—	—	11,111	—	—	—	1,150	—	—	—	1,150
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	—	—	—	—	—	—	2,033	—	—	—	—	—	—	—	—
Common stock issued to third party for services		—	—	—	—	—	—	—	—	—	—	—	1,829	—	—	—	9	—	—	—	9
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	—	—	—	—	—	—	1,798	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,058	—	—	—	166	—	—	—	166
RSUs issued	—	—	—	—	—	—	—	—	—	—	—	—	973	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	—	1,191
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(445)	(28,572)	—	(29,017)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(35)	(40)
Balances as of September 30, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	416,838	$—	9	$—	$350,860	$(514)	$(336,562)	$(687)	$13,097

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net comprehensive loss	$(31,222)	$(29,057)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	4,721	6,920
Loss (gain) on extinguishment of debt	1,822	(1,245)
Depreciation and amortization expenses	1,436	1,422
Stock-based compensation, vested and released restricted stock units, and exercised stock options	715	1,269
Amortization of operating lease - right-of-use asset	223	343
Share in joint venture's loss	120	78
Amortization of debt issuance costs, debt discount, and non-cash interest expense	—	274
Shares issued in exchange for services	—	9
Changes in assets and liabilities
Accounts receivable	90	718
Other receivable	63	160
Inventory	(283)	(485)
Prepaid expenses and other current assets	(859)	(1,703)
Other assets	108	(331)
Accounts payable	3,097	(423)
Accrued liabilities	2,109	65
Deferred revenue	(128)	765
Operating lease liability	(210)	(337)
Total cash used in operating activities	(18,198)	(21,558)
Cash flows from investing activity
Purchase of furniture and fixtures	(54)	—
Purchase of equipment	—	(16)
Total cash used in investing activity	(54)	(16)
Cash flows from financing activities
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $161 and $127 in 2025 and 2024, respectively	6,331	27,759
Proceeds from Convertible Notes	3,445	—
Proceeds from issuance of preferred shares in PIPE financing, net of issuance cost	2,377	—
Proceeds from issuance of common shares to HCW investors	1,309	—
Proceeds from issuance of common shares to Brown Stone Capital Limited	1,000	—
Repayment of insurance financing	(482)	(437)
Payment of Tempesta Note	(50)	(100)
Payment of Convertible Notes	(50)	—
Proceeds from issuance of common shares in exchange for License Agreement	—	1,150
Total cash provided by financing activities	13,880	28,372
Effects of foreign exchange rate changes on assets and liabilities	(103)	2
Net increase (decrease) in cash	(4,475)	6,800
Cash at beginning of the period	8,002	6,469
Cash at end of the period	$3,527	$13,269

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental schedule of cash flow information
Cash paid for interest	$15	$14
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	$4,800	$—
Preferred stock issued in exchange of another class of preferred stock	$2,485	$—
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$2,250	$4,485
Common shares issued to Irving in exchange of notes payable and accrued interest	$1,210	$—
Common stock issued to Iliad in exchange for notes payable and accrued interest	$1,100	$4,906
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$983	$166
Common stock issued to notes holder in exchange of convertible notes payable and accrued interest	$865	$—
First Insurance Financing	$681	$519
Recognition of operating lease - right-of-use asset and operating lease liability	$341	$219
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$—	$1,999
Umbrella Insurance Financing	$—	$52

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $376.9 million as of September 30, 2025. The Company expects to continue incurring losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. There is no assurance that the Company will have adequate cash balances to maintain its operations over the next 12 months.

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

There has been no material change to the Company's significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2024, which was filed to SEC on March 31, 2025 and amended on April 15, 2025.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, changes in redeemable preferred stock and stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of September 30, 2025, and December 31, 2024. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. The Company does not have cash equivalents as of September 30, 2025, and December 31, 2024.

Accounts Receivable, net

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses.

Upon adoption of Accounting Standards Update (“ASU”) No. 2025-05, Accounting Standards Codification 326, Financial Instruments—Credit Losses, (“ASC 326”), the Company began the practical expedient for current accounts receivable arising from revenue transactions. This expedient allows the Company to estimate expected credit losses based on historical loss experience and current conditions as of the balance sheet date, without the need to incorporate forecasts of future economic conditions for these short-term assets.

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of September 30, 2025, and December 31, 2024. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

Changes in the allowance for credit losses are recorded as provision of (or reversal of) credit loss expense. Assets are written off when the Company determines that such are deemed uncollectible. Write-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amounts previously written off, are included in determining the necessary allowance at the balance sheet date.

Concentrations

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk, as cash is deposited with a bank, and cash balances generally exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

For the three and nine months ended September 30, 2025 and 2024, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2025 and 2024, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Customer 1	30%	35%	28%	33%
Customer 2	55%	55%	58%	51%

The Company is subject to credit risk from its accounts receivable related to its sales. The Company generally does not perform evaluations of customers' financial condition and generally does not require collateral. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	September 30,	December 31,
	2025	2024
Customer 1	38%	30%
Customer 2	47%	57%

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

Fair Value Option

Accounting Standards Codification 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of September 30, 2025, and December 31, 2024.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or Active Pharmaceutical Ingredient ("API") provided by third-party processors, Probos and Corfasac, including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of Crude Plant Latex (“CPL”), recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon, with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. The Company does not have an allowance for inventory obsolescence as of September 30, 2025, and December 31, 2024. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

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

None of the Company’s long-lived assets were deemed impaired as of September 30, 2025, and December 31, 2024.

Indefinite-lived Intangible Assets

Acquired IPR&D are intangible assets acquired in the July 2017 Napo merger. Under ASC 805, Business Combination, IPR&D are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the development period, these assets will not be amortized as charges to earnings; instead, these assets will be tested for impairment on an annual basis or more frequently if impairment indicators are identified. An impairment loss is measured based on the excess of the carrying amount over the asset’s fair value. The Company recorded no impairment for the three and nine months ended September 30, 2025 and 2024.

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

Contracts - Distribution Agreement

The Company's Canalevia-CA1 and Neonorm products are primarily sold to a distributor, which then sell the products to the end customers. Since 2021, the Company has entered into one distribution agreement with established distributor to distribute the Company’s animal health products in the United States. The distribution agreement and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

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

Allocate transaction price

For contracts with a distributor, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with Cardinal Health, a single performance obligation is satisfied at a point in time upon each contract's free on board (“FOB”) terms when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $3.0 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. Net revenues from the sale of Mytesi were $8.0 million and $8.0 million for the nine months ended September 30, 2025 and 2024.

Animal

The Company recognized Canalevia-CA1 products revenues of $32,000 and $49,000 for the three months ended September 30, 2025 and 2024, respectively, and Neonorm revenues of $4,000 and $4,000 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized Canalevia-CA1 products revenues of $108,000 and $114,000 for the nine months ended September 30, 2025 and 2024, respectively, and Neonorm revenues of $34,000 and $27,000 for the nine months ended September 30, 2025 and 2024, respectively. Revenues are recognized at a point in time upon shipment when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf, and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $3.0 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $8.0 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Contracts – Exclusive Distribution Agreement

On April 12, 2024, the Company entered into a five-year exclusive in-license agreement with Venture Life Group PLC (“Venture Life”), a United Kingdom-based international consumer health company focused on the global self-care market for Venture Life’s 510(k) cleared oral mucositis prescription product, Gelclair for the US market. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market. The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding value-added taxes or "VAT") to Venture Life. Additionally, the Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term. The non-refundable license fee has been capitalized as license under intangible assets, while the running royalty will be recognized as royalty expense. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

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

Product Revenue

For the three and nine months ended September 30, 2025, the Company recognized a revenue of $3,000 and $54,000, respectively. For the three and nine months ended September 30, 2025, the total royalty expense associated with this contract amounted to $39,000 and $117,000, respectively.

Contracts – License Agreement

Effective March 18, 2024, the Company engaged in a securities purchase agreement, supplemented by a binding term sheet, with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S. (“GEN” or “Licensee”). The Company grants GEN a right to access its intellectual property for the Company's FDA-approved prescription drug crofelemer and commercialize crofelemer finished product in licensed Eastern Europe territories for a consideration including license fees, royalties and product sales. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

Performance obligations

The Company identified two promises, namely (1) the grant of license to manufacture and commercialize pharmaceutical products that utilize crofelemer (the “Licensing Transaction”) and (2) the supply of crofelemer API. Licensee cannot benefit from the license alone without the API as the latter comes from a plant exclusive to the Company. No other entities can produce the API. Consequently, the grant of license and the supply API are not distinct, and accounted as a single performance obligation.

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

License Revenue

For the three months ended September 30, 2025 and 2024, license fees recognized from the contract with GEN amounted to $42,000 and $42,000, respectively. For the nine months ended September 30, 2025 and 2024, license fees recognized from the contract with GEN amounted to $128,000 and $85,000, respectively. As of September 30, 2025, the total deferred revenue associated with this contract amounted to $595,000.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and nine months ended September 30, 2025 and 2024.

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

For the three and nine months ended September 30, 2025 and 2024, the Company has entered into amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted in certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three and nine months ended September 30, 2025 and 2024.

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

The Company did not modify any equity-classified preferred stock for the three and nine months ended September 30, 2025 and 2024.

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

The Company has adopted the provisions of ASC 740, Income Taxes. Under these principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is the most significant benefit, with greater than 50 percent likelihood of being realized upon ultimate settlement.

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

For the three months ended September 30, 2025 and 2024, the other comprehensive losses from translation adjustments were $134,000 and $164,000, respectively. For the nine months ended September 30, 2025 and 2024, the other comprehensive losses from translation adjustments were $418,000 and $40,000, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three and nine months ended September 30, 2025, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2025.

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

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This update outlines the recognition and initial measurement requirements for these joint ventures. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. For the three and nine months ended September 30, 2025, the Company has no joint venture that may be affected by the amendment.

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

Consolidation

In June 2025, the FASB issued ASU 2025-03, Consolidation (Topic 810) and Derivatives and Hedging (Topic 815): Amendments to Certain Disclosure and Presentation Requirements, which amends certain disclosure and presentation requirements for consolidation and derivatives. The amendments are intended to improve the clarity and usefulness of disclosures related to variable interest entities and derivative instruments. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect of this guidance on its disclosures but does not expect a material impact on its consolidated financial statements. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Amendments to Internal-Use Software Guidance, which updates the accounting for costs related to internal-use software, including website development costs. The amendments clarify the criteria for capitalization, require consideration of “significant development uncertainty,” and incorporate website-specific development costs into Subtopic 350-40. The ASU also requires entities to provide the disclosures in Subtopic 360-10 for all capitalized internal-use software costs, regardless of presentation. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

Revenue from Contracts with Customers

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, to address questions about the application of derivative accounting to contracts with features tied to the operations or activities of a party to the contract (such as ESG-linked features) and to clarify the accounting for share-based payments received from a customer as noncash consideration in a revenue contract. The ASU expands the scope exception in ASC 815-10-15-59 for certain contracts not traded on an exchange and clarifies when share-based noncash consideration should be accounted for under ASC 606. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company has elected not to early adopt but will monitor the impact of the additional disclosures.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024.

	September 30, 2025
	(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$1,082	$1,082
Uptown	—	—	10,771	10,771
Streeterville 2	—	—	8,112	8,112
Streeterville Note	—	—	8,010	8,010
Convertible Notes	—	—	2,448	2,448
Total fair value	$—	$—	$30,423	$30,423

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Iliad	$—	$—	$5,215	$5,215
Uptown	—	—	9,615	9,615
Streeterville 2	—	—	8,673	8,673
Streeterville Note	—	—	11,853	11,853
Total fair value	$—	$—	$35,356	$35,356

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Nine Months Ended
	September 30, 2025
	(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—
Additions	—	—	—	—	1,833
Exchanges	(5,900)	(1,210)	(3,233)	—	(227)
Extinguishments	—	—	—	—	(866)
Settlements	—	—	—	—	(51)
Changes in fair value	1,767	2,366	2,672	(3,843)	1,759
Ending fair value of Level 3 liability	$1,082	$10,771	$8,112	$8,010	$2,448

	Year Ended
	December 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793	$—
Additions	—	—	—	—	—
Exchanges	(4,906)	—	(166)	—	—
Settlements	—	—	—	—	—
Changes in fair value	3,259	2,142	2,024	2,060	—
Ending fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—

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

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.07% - 27.89% (27.89%)	7.46%-25.53% (25.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $287,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $287,000.

Sales proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100.0 million)	$67.5 million to $350.0 million ($100.0 million)

If expected cash flows by management considered the highest amount of market indications for vouchers, fair value would have decreased by $460,000.

If expected cash flows by management considered the lowest amount of market indications for vouchers, fair value would have increased by $2.6 million.

Range of probability for timing of cash flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.00%-85.00%

If expected cash flows by management considered the scenario with the least amount of indicated value, fair value would have decreased by $270,000.

If expected cash flows by management considered the scenario with the most significant amount of indicated value, fair value would have increased by $1.9 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of September 30, 2025, amounted to $2.4 million. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.1% - 22.73% (22.73%)	—

If discount rate is adjusted to a total of an additional 100 bps, fair value would have decreased by $8,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $8,000.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.1% - 26.00% (26.00%)	7.5%-27.53% (27.53%)

If discount rate is adjusted to a total of an additional 100 bps, fair value would have decreased by $174,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $176,000,

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of September 30, 2025, and December 31, 2024, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
(in thousands)	(Unaudited)
At September 30, 2025
Iliad	$1,082	$—	$1,153	$(71)
Uptown	10,771	6,899	5,988	(2,116)
Streeterville 2	8,112	6,953	2,649	(1,490)
Streeterville Note	8,010	6,000	983	1,027
Convertible Notes	2,448	2,572	41	(165)

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2024
Iliad	$5,215	$2,220	$4,484	$(1,489)
Uptown	9,615	7,994	5,347	(3,726)
Streeterville 2	8,673	10,094	2,024	(3,445)
Streeterville Note	11,853	6,000	815	5,038

4. Balance Sheet Components

Inventory

Inventory at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Raw material	$1,992	$1,850
Work in process	7,406	7,407
Finished goods	1,230	1,088
Inventory	$10,628	$10,345

Prelaunch Inventory

Costs capitalized for the Company’s lyophilized drug amounting to $5.2 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively, are included in the prepaid expenses and other current assets account. As of November 14, 2025, the Company obtained proof of concept data in pediatric intestinal patients but not from a controlled trial. Final completion is expected to occur in first quarter of 2026. Upon completion, the prelaunch inventory shall be reclassified as part of the Company’s inventory. Upon approval, the prelaunch inventory shall be reclassified as part of the Company’s inventory.

Property and Equipment, net

Property and equipment, net at September 30, 2025 and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	74	18
Computers and peripherals	23	23
Total property and equipment at cost	1,033	977
Accumulated depreciation	(550)	(513)
Property and equipment, net	$483	$464

Depreciation and amortization expenses were $14,000 and $37,000 for the three and nine months ended September 30, 2025, respectively.

Depreciation and amortization expenses were $12,000 and $36,000 for the three and nine months ended September 30, 2024, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(13,611)	(12,361)
Developed technology, net	11,389	12,639
In-process research and development	4,800	4,800
In process research and development, net	4,800	4,800
Trademarks	300	300
Accumulated trademark amortization	(163)	(148)
Trademarks, net	137	152
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(618)	(512)
Internal use software costs - registry, net	248	354
Patents	569	361
Accumulated patents amortization	(50)	(36)
Patents, net	519	325
License	215	215
Accumulated license amortization	(23)	(6)
License, net	192	209
Total intangible assets, net	$17,285	$18,479

Amortization expense of finite-lived intangible assets was $468,000 and $1.4 million for the three and nine months ended September 30, 2025, respectively. Amortization expense of finite-lived intangible assets was $461,000 and $1.4 million for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2025:

(in thousands)	Amounts
Remainder of 2025	$456
2026	1,823
2027	1,823
2028	1,823
2029	1,823
Thereafter	4,737
$12,485

5. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended September 30, 2025 and 2024, the Company paid its directors approximately $109,000 and $103,000 in cash compensation, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid its directors approximately $322,000 and $321,000 in cash compensation, respectively.

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

The table below provides additional details of the office space and vehicle leases presented in the unaudited condensed consolidated balance sheet as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	$1,006	$819
Operating lease - right-of-use asset - vehicles	56	117
Total	$1,062	$936

Operating lease liability, current	226	299
Operating lease liability, net of the current portion	918	686
Total	$1,144	$985

Weighted-average remaining life (years)	4.57	4.44
Weighted-average discount rate	24.07%	20.75%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, were approximately $170,000 and $433,000, respectively. Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, were approximately $296,000 and $648,000, respectively.

For the nine months ended September 30, 2025 and 2024, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to $210,000 and $337,000, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2025 and 2024, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to $341,000 and $219,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
2025	$449	$455
2026	367	266
2027	376	233
2028	388	240
2029	365	247
2030	—	168
Total undiscounted operating lease payments	1,945	1,609
Imputed interest expenses	(801)	(624)
Total operating lease liability	1,144	985
Less: Operating lease liability, current	226	299
Operating lease liability, net of current portion	$918	$686

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Glenmark Life Sciences Limited (“Glenmark”), pursuant to which Glenmark will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. The agreement was renewed on July 12, 2023, and was further renewed until March 31, 2026. Pursuant to the terms of the Agreement, Glenmark will supply crofelemer to the Company. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Glenmark a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Glenmark, the Company will not be obligated to pay for any minimum quantity shortfall. As of September 30, 2025, the remaining commitment is 250 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covered the Company’s upcoming pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. All deliverables were fulfilled and the 2020 MSA was closed out. For the nine months ended September 30, 2024, the Company paid Integrium $505,000. No payments have been made in 2025.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Glenmark dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Glenmark 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Glenmark has received a total of $7.0 million. For the nine months ended September 30, 2025 and 2024, the Company paid Glenmark $940,000 and $1.0 million, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. The summarized income statement information for the nine months ended September 30, 2025, of Magdalena is as follows:

Nine Months Ended
September 30,
2025
(in thousands)	(unaudited)
Revenue	$
Operating expenses	(301)
Loss before income tax	(301)
Income tax expense	—
Net loss	$(301)
Net loss attributable to the Company	$(120)

The net loss attributable to the Company is included in other income in the unaudited condensed consolidated statements of operations.

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with GEN, pursuant to which the Company issued 11,111 shares of the Company’s common stock at $3.00 per share for gross proceeds of approximately

$2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug crofelemer with purchasers in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the nine months ended September 30, 2025 and 2024, the Company recognized $128,000 and $85,000 related to the license granted.

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

The Company commenced the commercial launch of Gelclair in October 2024. As a result, the Company recognized amortization expense and royalty expense related to Gelclair amounting to $134,000 and zero for the nine months ended September 30, 2025 and 2024, respectively.

Contingencies

From time to time, the Company may become a party to various legal actions, both inside and outside the US, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have an accrual in its unaudited condensed consolidated balance sheets as of September 30, 2025, as there was no active legal action during the period.

7. Debt

Notes payable at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$30,423	$35,356
Insurance Financing	333	135
Tempesta Note	—	50
Total	30,756	35,541
Less: Unamortized discount and debt issuance costs	—	—
Note payable, net of discount	$30,756	$35,541
Notes payable - non-current, net	$7,648	$23,503
Notes payable - current, net	$23,108	$12,038

Weighted average interest rate on short-term borrowings	8.34%	7.36%

The Company paid $15,000 and $14,000 in interest on its debt for the nine months ended September 30, 2025 and 2024, respectively.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Royalty Interest shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Royalty Interest. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $555 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1.5 million from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 262 shares of the Company’s common stock.

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

On September 30, 2025 and December 31, 2024, the fair value of Iliad's royalty interests was determined to be $1.1 million and $5.2 million. For the three and nine months ended September 30, 2025, the net change in the fair value of Iliad's royalty interests was $79,000 and $4.1 million, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value was $1.3 million and $2.9 million, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Uptown Capital, LLC (f/k/a Irving Park Capital, LLC or “Uptown”), a company affiliated with CVP, pursuant to which the Company sold to Uptown a royalty interest entitling Uptown to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million (the “December 2020 Royalty Interest”).

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 175 shares of the Company’s common stock at an exercise price of $555 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

On the same date, the Company entered into a privately negotiated exchange agreement with Uptown (the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock” or “Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1.5 million reduction in the outstanding balance of the December 2020 Royalty Interest (“Partitioned Royalty”) (the “Exchange Transaction”). Subject to the terms of the Series I Preferred Stock, each share of Series I Preferred Stock is convertible into shares of the Company’s Common Stock (the “Conversion Shares”).

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

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 51,600 shares of common stock to Uptown in exchange for a $1.1 million reduction in the outstanding balance of the Uptown's royalty interest.

On September 30, 2025 and December 31, 2024, the fair value of Uptown's royalty interests was determined to be $10.8 million and $9.6 million. For the three and nine months ended September 30, 2025, the net change in the fair value of Uptown's royalty interests was $770,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value was $619,000 and $1.4 million, respectively. The net change in fair value was recorded in the changes in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

Interest expenses were zero for the three and nine months ended September 30, 2025, respectively. Interest expenses were zero and $448,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, and December 31, 2024, the carrying value of the debt was zero.

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement with Streeterville, pursuant to which the Company sold Streeterville a royalty interest to receive $12.0 million (the “August 2022 Royalty Interest”) of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company will use the proceeds to support the ongoing pivotal Phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest will accrue on the Royalty Repayment Amount at a rate of 5% per annum from the closing of the Royalty Financing until the one-year anniversary of such closing and 10% per annum thereafter, simple interest computed based on a 360-day year comprised of twelve 30-day months.

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

On September 29, 2023, the Company entered into a Global Amendment No. 2 (the “Global Amendment”) with the Investor as described further above, pursuant to the Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville, pursuant to which, (a) beginning on January 1, 2026, the monthly Royalty Payment under the August 2022 Royalty Interest shall be the greater of (x) $750,000, and (y) the actual Royalty Payment amount Streeterville is entitled to for such month pursuant to the terms of the August 2022 Royalty Interest, and (b) the Company is prohibited from making prepayments of the Royalty Repayment Amount under the August 2022 Royalty Interest.

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

On September 30, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 286,532 shares of common stock to Streeterville in exchange for a $600,000 reduction in the outstanding balance of the Streeterville's royalty interest.

On September 30, 2025 and December 31, 2024, the fair value of Streeterville's royalty interests was determined to be $8.1 million and $8.7 million, respectively. For the three and nine months ended September 30, 2025, the net change in the fair value of Streeterville's royalty interests was $829,000 and $561,000, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value was $555,000 and $1.3 million, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of September 30, 2025, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of September 30, 2025, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of September 30, 2025, no default has occurred.

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

On September 30, 2025 and December 31, 2024, the fair value of the Streeterville note was determined to be $8.0 million and $11.9 million, respectively. For the three and nine months ended September 30, 2025, the net change in the fair value of the Streeterville note was $523,000 and $3.8 million, respectively. For the three and nine months ended September 30, 2024, the net change in the fair value was $593,000 and $1.3 million, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

Replacement Notes

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.6 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Company also issued warrants to purchase common stock (the “New Warrants”) and agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

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

On September 30, 2025 and December 31, 2024, the fair value of the Convertible Notes was determined to be $2.5 million and zero, respectively. For the three and nine months ended September 30, 2025, the net change in the fair value of the Convertible Notes was $108,000 and $1.8 million respectively.

Insurance Financing

May 2023 First Insurance Financing

In May 2023, the Company entered into a premium finance agreement for $575,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $676,000 with an annual interest rate of 8.6%. The total finance charge was $23,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2025, were zero and zero, respectively. Interest expenses for the three and nine months ended September 30, 2024, were zero and $7,000, respectively. The financing balance was zero and zero as of September 30, 2025, and December 31, 2024, respectively.

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2025, was $200. Interest expense for the three and nine months ended September 30, 2024, was $1,000 and $2,000, respectively. The financing balance was zero and $5,000 as of September 30, 2025, and December 31, 2024, respectively.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2025 was zero. Interest expense for the three and nine months ended September 30, 2024, was $7,000 and $10,000, respectively. The financing balance was zero and $130,000 as of September 30, 2025, and December 31, 2024, respectively.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual percentage rate of 8.75%. The total finance charge was $2,700. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the three and nine months ended September 30, 2025, was $700 and $1,500, respectively. The financing balance was $27,000 and zero as of September 30, 2025, and December 31, 2024, respectively.

May 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $510,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $567,000, with an annual percentage rate of 8.3%. The total finance charge was $20,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and nine months ended September 30, 2025 was $6,000 and $8,000, respectively. The financing balance was $306,000 and zero as of September 30, 2025, and December 31, 2024, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta, pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 9 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Dr. Tempesta under the License Agreements. The $550,000 promissory note bore interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provided for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note was paid in full. Interest expense for the three and nine months ended September 30, 2025, was $600. Interest expense for the three and nine months ended September 30, 2024, was $1,000 and $4,000, respectively. At September 30, 2025 and December 31, 2024, the net carrying value of the note was zero and $50,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(unaudited)
Warrants outstanding, beginning balance	3,045	8,073
Issuances	2,575,374	—
Exercises	—	(5,026)
Expirations and cancelations	—	(2)
Warrants outstanding, ending balance	2,578,419	3,045

As of September 30, 2025 and 2024, the Company’s outstanding warrants have an exercise price ranging from $5 to $34,000 per common stock and generally expires prior to May 8, 2033.

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

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of September 30, 2025, 2,545 shares of the Company's common stock are still exercisable and outstanding.

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

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of September 30, 2025, 500 shares of the Company's common stock are still exercisable and outstanding.

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

PIPE Financing

On September 28, 2025, the Company entered into a securities purchase agreement with Brown Stone Capital Limited, pursuant to which the Company agreed to issue and sell to Brown Stone Capital Limited in a private placement (i) 161,583 shares of the Company’s common stock, par value $0.0001 and (ii) 479,442 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock.

The purchase price for the common stock to be purchased by Brown Stone Capital Limited shall be $1.56 per common stock and the purchase price for the Pre-Funded Warrants to be purchased by Brown Stone Capital Limited at the closing shall be the purchase price per common stock less $0.0001, resulting in a total purchase price of $1.0 million. The Company intends to use the proceeds from the private placement for working capital and general corporate purposes and repayment of existing convertible notes. The Pre-Funded Warrants will be exercisable, in whole or in part, at any time after the closing of the private placement.

At the date of the closing of the PIPE Financing, the Pre-Funded Warrants were measured based on their fair value net of allocated issuance costs. After accounting for the effect of the allocated issuance costs, the Pre-Funded Warrants were measured at $747,917.06. The Pre-Funded Warrants were classified as equity and were recorded as additional paid-in capital.

9. Preferred Stock

As at September 30, 2025 and December 31, 2024, preferred stock consisted of the following:

September 30, 2025
(unaudited)
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	—	—	—
L	121	121	—	—
M	260	260	—	—
N	951	951	—	—
Total	7,536,345	1,332	$—	$—

December 31, 2024
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	—
Total	7,535,013	99	$—	$—

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of September 30, 2025, and December 31, 2024, with a total of 7,536,345 shares and 7,535,013 shares designated to specific Series as of September 30, 2025, and December 31, 2024, respectively.

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

Series H Preferred Stock

On June 28, 2023, the Company entered into privately negotiated exchange agreements with Uptown and Streeterville, under which the Company issued 32 and 73 shares of the Company’s newly authorized Series H Convertible Preferred Stock (the “Series H Preferred Stock”) to Uptown and Streeterville, respectively, at an effective exchange price per share equal to the market price as of the date of the exchange agreements, in exchange for a $757,000 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1.7 million reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

Series I Preferred Stock

On September 29, 2023, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Preferred Stock to Uptown at an effective exchange price per share equal to the market price as of the date of the Exchange Agreement, in exchange for a $1.5 million reduction in the outstanding balance of the December 2020 Royalty Interest.

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

Series N Preferred Stock

On September 9, 2025, the Company entered into PIPE Purchase Agreements with the Purchasers, pursuant to which the Company issued 951 of the newly authorized Series N Perpetual Preferred Stock for an aggregate purchase price of $2.4 million.

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

As of September 30, 2025, and December 31, 2024, the Company had zero and 99.3822 shares of Series J preferred stock outstanding.

11. Stockholders' Equity

As of September 30, 2025, and December 31, 2024, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2025	2024
	(unaudited)
Options issued and outstanding	28,734	30,469
Inducement options issued and outstanding	868	1
Options available for grant under stock option plans	337,402	17,695
Restricted stock unit awards issued and outstanding	8,408	220
Warrants issued and outstanding	2,578,419	3,045
Total	2,953,831	51,430

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

At a special meeting of stockholders of Jaguar Health, Inc. held on September 30, 2022, the stockholders approved an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share, from 150,000,000 to 298,000,000 (the “Authorized Share Increase”).

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

On May 17, 2024, the Company entered into an amendment to the December 2021 ATM Agreement, pursuant to the February 2, 2022 amendment, the previous $75.0 million limit on the aggregate offering amount of shares of the Company’s common stock which the Company may sell and issue through Ladenburg, as the sales agent, was removed such that the amount issuable under the December 2021 ATM Agreement is limited solely by certain limitations as specified in the May 17, 2024 amendment.

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

On August 14, 2025, the Company entered into a sixth amendment to the ATM Agreement with Ladenburg and Lucid. Pursuant to this amendment, Lucid’s term as manager under the ATM Agreement was extended retrospectively from June 30, 2025 to December 31, 2025, unless further extended by the parties to the agreement.

During the three months ended September 30, 2025, the Company issued an aggregate of 1,707,293 shares under the ATM Agreement for total net proceeds of $3.1 million. During the nine months ended September 30, 2025, the Company issued an aggregate of 2,122,935 shares under the ATM Agreement for total net proceeds of $6.3 million.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2022 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and nine months ended September 30, 2025, noncontrolling interest increased by $160,000 and $477,000, respectively. During the three and nine months ended September 30, 2024, noncontrolling interest decreased by $186,000 and $450,000, respectively.

12. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company's BOD and sole stockholder adopted the Jaguar Health, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows the Company's BOD to grant stock options, restricted stock awards, and RSUs to employees, officers, directors, and consultants. Following the effective date of the Initial Public Offering (“IPO”) and after the effectiveness of any grants under the 2013 Plan contingent on the IPO, no additional stock awards will be granted under the 2013 Plan. Outstanding grants continue to be exercisable; however, any unissued shares under the plan and any forfeitures of outstanding options do not roll over to the 2014 Stock Incentive Plan. There were zero shares outstanding as of September 30, 2025, and December 31, 2024.

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

As of September 30, 2025, 29,081 options were outstanding, and 335,672 options were available for grant. As of December 31, 2024, 30,469 options were outstanding, and 149 options were available for grant.

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

As of September 30, 2025, 521 options were outstanding, and 1,730 options were available for grant. As of December 31, 2024, 1 option was outstanding, and 17,546 options were available for grant.

Stock Options and RSUs

The following table summarizes the incentive plan activity for the nine months ended September 30, 2025, and the year ended December 31, 2024:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*

Balances as of January 1, 2024	417	16	1,798	$893,466	6.21	$—
Additional shares authorized	46,154	—	—	—	—	—
Options granted	(30,578)	30,578	—	32	—	—
Options canceled	124	(124)	—	221	—	—
RSUs granted	(5,644)	—	5,644	—	—	—
RSUs vested and released	7,216	—	(7,216)	—	—	—
RSUs cancelled	6	—	(6)	—	—	—
Outstanding at December 31, 2024	17,695	30,470	220	$311	9.77	$—
Additional shares authorized	327,027	—	—	—		—
Options granted	(520)	520	—	5		—
Options canceled	1,388	(1,388)	—	32		—
RSUs granted	(12,100)	—	12,100	—		—
RSUs vested	(1,292)	—	1,292	—		—
RSUs cancelled	5,204	—	(5,204)	—		—
Outstanding at September 30, 2025	337,402	29,602	8,408	$3,409	8.94	$—
Exercisable at September 30, 2025		7,869		$425.02	8.69	$—
Vested and expected to vest at September 30, 2025		7,869		$425.02	8.69	$—

* The fair market value of Jaguar stock on September 30, 2025, was $2.33 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the nine months ended September 30, 2025, and the year ended December 31, 2024, were zero.

The weighted average grant date fair value of stock options granted was $4.39 per share during the nine months ended September 30, 2025, and $30.33 per share for the year ended December 31, 2024.

The number of options that were vested for the nine months ended September 30, 2025, and for the year ended December 31, 2024, was 6,493 and 1,437, respectively. The grant date weighted average fair value of options that were vested for the nine months ended September 30, 2025 and for the year ended December 31, 2024, was $29.75 and $142.01, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three and nine months ended September 30, 2025 and 2024, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$25	$97	$234	$562
Sales and marketing expense	28	32	82	104
General and administrative expense	82	181	399	608
Total	$135	$310	$715	$1,274

As of September 30, 2025, the Company had $429,000 unrecognized stock-based compensation expense for options, inducement options, and RSUs outstanding.

No range of assumptions was set forth and used in calculating the fair value of options granted during the nine months ended September 30, 2025 and 2024, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through September 30, 2025.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net loss attributable to common stockholders	$(9,502)	$(9,854)	$(30,373)	$(28,572)
Shares used to compute net loss per common stock, basic and diluted	1,513,178	374,805	1,343,443	189,567
Net loss per share attributable to common stockholders, basic and diluted	$(6.28)	$(26.29)	$(22.61)	$(150.72)

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

The following are the other common stock equivalents of the Company for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	September 30,	December 31,
	2025	2024
Options issued and outstanding	28,734	30,469
Inducement options issued and outstanding	868	1
Options available for grant under stock option plans	337,402	17,695
Restricted stock units issued and outstanding	8,408	220
Warrants issued and outstanding	2,578,419	3,045
Total	2,953,831	51,430

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

The Company's reportable segments net revenues and net loss for the three and nine months ended September 30, 2025 and 2024, consisted of the following:

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$8,006	$270	$8,276	$7,954	$226	$8,180
Less: Segment expenses
Cost of revenue	1,546	28	1,574	1,356	42	1,398
Research and development	8,750	1,907	10,657	10,000	2,011	12,011
Sales and marketing	6,632	325	6,957	4,768	209	4,977
General and administrative	5,901	9,339	15,240	6,700	7,222	13,922
Interest	5	(70)	(65)	87	338	425
Other segment items*	858	5,782	6,640	354	5,697	6,051
Segment expenses	23,692	17,311	41,003	23,265	15,519	38,784
Segment net comprehensive loss	$(15,686)	$(17,041)	$(32,727)	$(15,311)	$(15,293)	$(30,604)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,505			1,547
Consolidated net comprehensive loss			$(31,222)			$(29,057)

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
(in thousands)	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$3,005	$78	$3,083	$3,014	$94	$3,108
Less: Segment expenses
Cost of revenue	523	9	532	527	14	541
Research and development	3,036	626	3,662	3,599	446	4,045
Sales and marketing	1,935	62	1,997	1,946	64	2,010
General and administrative	1,898	2,760	4,658	2,288	1,983	4,271
Interest	4	2	6	32	(163)	(131)
Other segment items*	393	2,006	2,399	117	3,141	3,258
Segment expenses	7,789	5,465	13,254	8,509	5,485	13,994
Segment net comprehensive loss	$(4,784)	$(5,387)	$(10,171)	$(5,495)	$(5,391)	$(10,886)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			389			701
Consolidated net comprehensive loss			$(9,782)			$(10,185)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, changes in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	September 30,	December 31,
	2025	2024
Segment assets
Human Health	$45,436	$44,117
Animal Health	181,484	174,803
Total	$226,920	$218,920

The Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of fixed assets in Europe totaled $136,000 and $230,000 as of September 30, 2025, and December 31, 2024, respectively. This pertains to a right-of-use asset for the Napo Therapeutics office and vehicle lease. In the US, the carrying value of fixed assets totaled $18.7 million and $19.6 million, respectively, composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	September 30,	December 31,
	2025	2024
(in thousands)	(unaudited)
Total assets for reportable segments	$226,920	$218,920
Less: Investment in subsidiary	(29,231)	(29,232)
Less: Intercompany loan	(148,217)	(136,263)
Consolidated Totals	$49,472	$53,425

15. Subsequent Events

Issuance of Common Stock

From October 1, 2025, to November 14, 2025, the Company issued an aggregate of 36,114 shares of common stock under the December 2021 ATM Agreement for total net proceeds of approximately $81,000.

Note Purchase Agreement

On November 12, 2025, Jaguar Health, Inc. (the “Company”) entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $10,810,000 (the “Note”). The Note carries an original issue discount of $800,000 and the Company agreed to pay $10,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, both of which were included in the original principal balance of this Note. On the closing date, Streeterville paid $2.0 million to the Company and $8.0 million was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, JAGX Holdings, LLC, a Utah limited liability company (“JAGX Sub”), to be held pursuant to a Deposit Account Control Agreement entered into among JAGX Sub, Lender, and Lakeside Bank.

Interest under the Note accrues at a rate of 8.00% per annum. The unpaid amount of the Note, any interest, fees, charges and late fees are due 36 months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after the date of issuance.

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

Overview

Jaguar Health, Inc. (“Jaguar” or the “Company”) is a commercial-stage pharmaceuticals company focused on developing and commercializing novel, plant-based, sustainably derived prescription FDA-approved oral crofelemer delayed-release tablet formulation for the symptomatic relief of diarrhea in adult patients with HIV/AIDS receiving antiretroviral therapy; (Mytesi) and for chemotherapy-induced diarrhea (CID) in dogs (Canalevia-CA1). Crofelemer ameliorates the gastrointestinal (“GI”) symptoms and distress, including chronic, debilitating diarrhea and is developed and commercialized by Jaguar’s wholly owned subsidiary, Napo Pharmaceuticals, Inc. (“Napo”). Napo is also focused on developing and commercializing a novel oral liquid formulation of crofelemer for other significant unmet supportive care GI needs in complex orphan indications, such as short bowel syndrome (SBS) and microvillus inclusion disease (MVID), using a proprietary and novel oral liquid formulation of crofelemer.,. Napo is also developing crofelemer delayed-release tablets for the prophylaxis of diarrhea in adult solid tumor patients receiving targeted therapies with or without standard chemotherapy, which is the subject of the OnTarget study, a recently conducted pivotal Phase 3 clinical trial. While the initial top line results from the OnTarget study showed that this multicenter, double-blind, placebo-controlled pivotal clinical trial did not meet its primary endpoint for the prespecified analysis of all tumor types, an analysis by the Company of the prespecified subgroup of adult patients with breast cancer from OnTarget indicates that crofelemer achieved statistical significance in this subgroup. Patients with breast cancer accounted for 183 of the 287 participants in this trial in adult patients with solid tumors receiving targeted therapy with or without standard chemotherapy. The OnTarget results in breast cancer patients were the subject of a poster presentation conducted December 11, 2024 at the San Antonio Breast Cancer Symposium (“SABCS”). Overall, crofelemer was significantly more effective than placebo in providing sustained response for the prophylaxis of cancer therapy-related diarrhea (CTD) in breast cancer patients in the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of CTD for adult patients with breast cancer.

A late-breaker abstract by Napo to the Multinational Association of Supportive Care in Cancer (“MASCC”) on additional significant results over the 3-month treatment period in adult breast cancer patients from the OnTarget study were the subject of an oral rapid e-poster at MASCC’s June 26-28, 2025 Annual Meeting.

Napo also participated in an in-person Type C Meeting on May 28, 2025 with the Division of Gastroenterology of the FDA to discuss these statistically significant responder analysis results for adult patients with breast cancer in the OnTarget trial. Napo proposed two concurrent potential approaches during the meeting for potentially making crofelemer available to metastatic breast cancer patients with the significant unmet medical need of CTD: 1) proposed conduct of a pivotal treatment trial to facilitate approval of crofelemer for CTD in patients with metastatic breast cancer; and 2) the conduct of an expanded access program for treatment of breast cancer patients with CTD who may not be eligible for the planned phase 3 treatment trial, by including breast cancer patients in the adjuvant and neoadjuvant settings. The FDA formally acknowledged both of these key discussion points in correspondence to Napo, and Napo plans to submit a protocol to the FDA for a pivotal treatment trial for metastatic breast cancer patients using crofelemer.

The currently estimated US metastatic breast cancer population potentially also qualifies as an orphan population, in alignment with the Company’s core focus on orphan diseases. The Company therefore intends to request orphan drug designation from the FDA for the CTD indication in this population. Given crofelemer’s novel and paradigm-shifting physiological mechanism of action, the Company also plans to seek Fast Track designation from the FDA to support potentially expedited regulatory review and potential approval in the US for crofelemer for CTD in metastatic breast cancer patients.

As part of our strategy to expand our commercial footprint beyond the FDA approved crofelemer indication for HIV-related supportive care, to include cancer-related supportive care, on April 12, 2024, we entered into an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC (“Venture Life”), an international consumer health company focused on the global self-care market, for Venture Life’s 510(k) cleared oral mucositis prescription product, Gelclair, for the US market. Gelclair is a 510(k) cleared prescription product and can be commercialized without any clinical development costs for Jaguar. We initiated the commercial launch in October 2024 for Gelclair. Oral mucositis is among the most common, painful, and debilitating cancer treatment-related side effects. Gelclair is a protective gel with a mechanical action indicated for the management of pain and relief of pain by adhering to the mucosal surface of the mouth, soothing oral lesions of various etiologies, including oral mucositis/stomatitis. Unlike other products for oral mucositis, it is not a local anesthetic (numbing) agent and does not sting the mouth.

Jaguar is also the majority stockholder of Napo Therapeutics S.p.A. (“Napo Therapeutics”), an Italian corporation established by Jaguar in Milan, Italy in 2021, focusing on expanding crofelemer development and commercialization in Europe. Napo Therapeutics’ core mission is to provide access to crofelemer in Europe to address significant orphan disease indications, including, initially, short bowel syndrome with intestinal failure (“SBS-IF”) and microvillus inclusion disease (“MVID”), an ultrarare pediatric congenital diarrheal disorder (“CDD”).

Magdalena Biosciences, Inc. (“Magdalena”), a joint venture formed by Jaguar and Filament Health Corp. (“Filament”) that emerged from Jaguar’s Entheogen Therapeutics Initiative (“ETI”), is focused on identifying the next generation of plant-based first-in-class agents for treatment of mental health and central nervous system (“CNS”) conditions.

Jaguar was founded in San Francisco, California as a Delaware corporation on June 6, 2013 (inception). The Company was previously a majority-owned subsidiary of Napo until the close of the Company’s initial public offering on May 18, 2015. The Company was formed to develop and commercialize first-in-class prescription and non-prescription products for companion animals.

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

Napo’s marketed drug Mytesi (crofelemer 125 mg delayed-release tablets) which is a first-in-class oral botanical drug product approved by the FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. To date, this is the only oral plant-based botanical prescription medicine approved under the FDA’s Botanical Guidance. Jaguar’s Canalevia-CA1 (crofelemer delayed-release tablets) drug is the first and only oral plant-based prescription product that is FDA conditionally approved to treat chemotherapy-induced diarrhea (“CID”) in dogs.

Jaguar, through Napo and Napo Therapeutics, is currently supporting two independent proof-of-concept (“POC”) investigator-initiated trials (“IIT”), and conducting two placebo-controlled Phase 2 studies, of crofelemer in patients with intestinal failure due to the orphan indications of adult short bowel syndrome (“SBS”) and pediatric microvillus inclusion disease (“MVID”) in the United States, European Union, and/or Middle East/North Africa regions.

As announced, and as presented April 26, 2025 at the Annual ELITE PED-GI Congress, the initial proof-of-concept results of an ongoing IIT of a novel crofelemer powder formulation for oral solution in Abu Dhabi in the United Arab Emirates show that crofelemer reduced the required total parenteral nutrition (“TPN”) and supplementary intravenous fluids in the first participating MVID patient by up to 27% and in the first participating SBS-IF patient by up to 12.5%. In addition, these data showed that crofelemer reduced stool volume output and/or frequency of watery stools, and increased urine output – an indicator of potentially improved nutrient enteral absorption.

As announced in June 2025, initial proof-of-concept results from this ongoing exploratory, single-arm open label non-randomized IIT in Abu Dhabi also show that crofelemer reduced the required TPN and supplementary intravenous fluids in a third pediatric intestinal failure patient – a patient with SBS-IF. The first two patients in this IIT were taken off crofelemer after 12 weeks of treatment for a period intended to last 30 days, per the study protocol, but were promptly placed back on daily crofelemer treatment because their symptoms worsened following cessation of crofelemer therapy and the patients responded well following reinitiation of crofelemer treatment.

The Company’s strategy is to seek business development partnerships for license rights for development and commercialization of Jaguar's intestinal failure products – with the goal of generating non-dilutive funding for Jaguar.

Based on the initial findings of the ongoing IIT in Abu Dhabi, crofelemer’s paradigm-shifting physiological antisecretory mechanism of action appears to have the potential to provide a novel therapeutic option to reduce TPN and associated complications, including liver, renal, and cognitive deficits, as well as infections from IV infusion, in pediatric patients with intestinal failure due to MVID and adult and/or pediatric intestinal failure patients with SBS. The observed groundbreaking TPN reduction is particularly compelling for MVID, an ultrarare pediatric disease characterized by significant morbidity and mortality due to severe diarrhea and malabsorption that requires intensive parenteral support for nutritional and fluid management and for which there are no approved drug treatments, or any potential approaches to reduce TPN.

As of June 23, 2025, as announced, enrollment in the Napo-sponsored first-of-its-kind placebo-controlled Phase 2 study to evaluate the safety and efficacy of crofelemer for treatment of MVID in pediatric patients was at approximately 25% and patient screening is continuing. For the Company’s placebo-controlled Phase 2 study to evaluate the safety and efficacy of crofelemer for

SBS-IF in adults, enrollment is above 10%, and patient screening is continuing. Additionally, enrollment is continuing in the two ongoing proof-of-concept IITs. These are important milestones in development efforts for crofelemer for the treatment and management of intestinal failure associated with these devastating orphan diseases. Additional proof-of-concept results from IITs are expected throughout 2025 and will provide additional preliminary data on the safety and potential effectiveness of crofelemer for these highly unmet clinical needs.

The global Phase 2 trial of a novel and proprietary crofelemer powder for oral solution in adults with SBS-IF is taking place under a Clinical Trial Application (“CTA”) approved by European Medicines Agency (EMA). In August 2023, Napo’s Investigational New Drug (“IND”) application was activated by the FDA for the development of the novel and proprietary crofelemer powder for oral solution formulation for treating MVID. The MVID Phase 2 trial for Napo was expanded to be a global clinical trial and has received regulatory clearances from EMA as well as the Ministry of Health from the United Arab Emirates (UAE) for conducting the clinical trial in pediatric MVID patients with intestinal failure. We expect that enrollment will continue in 2025 for the MVID Phase 2 trial and the Phase 2 trial for SBS-IF, with data expected in late 2026 for both trials.

In accordance with the guidelines of specific European Union countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating conditions in late 2026 while the Company pursues approval of crofelemer for MVID from the EMA and the FDA. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow pathways for regulatory approval in the US and other regions and qualify crofelemer for participation in PRIME, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs, and potentially in the FDA’s Breakthrough Therapies program.

In both the US and European Union, crofelemer has been granted orphan drug designation for the orphan diseases SBS and MVID. Crofelemer has also been granted orphan drug designation for treatment of diarrhea in cholera in the US, where cholera is an orphan disease. Orphan drug designation in the US qualifies the sponsor of a drug for various development incentives, including tax credits for qualified clinical testing and relief of filing fees. Additionally, orphan drug designation in the US provides a seven-year period of marketing exclusivity to the first sponsor who obtains marketing approval for the designated orphan drug. Sponsors who obtain orphan drug designation in the EU for their drug can benefit from Scientific Advice from the EMA for clinical trials for the orphan indication and receive market exclusivity for a period of ten years once the medicine is approved for commercialization.

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

Most of the activities of the Company are focused on the development of crofelemer tablets for CTD and commercialization of Mytesi for HIV-related diarrhea. Furthermore, the ongoing clinical development of crofelemer for the prophylaxis and treatment of diarrhea in adult metastatic breast cancer patients receiving targeted cancer therapy, and our prioritized clinical program centered around development of the novel and proprietary crofelemer powder for oral solution for the treatment of intestinal failure due to MVID and SBS. The Company has also launched Gelclair for mitigating oral mucositis in adult cancer patients.

In the field of animal health, we are continuing limited activities related to developing and commercializing crofelemer delayed-release tablets (Canalevia-CA1) for dogs. In December 2021, we received conditional approval from the FDA to market Canalevia, under the name Canalevia-CA1 (crofelemer delayed-release tablets), for the treatment of chemotherapy-induced diarrhea (“CID”) in dogs. Canalevia-CA1, the first and only treatment for CID in dogs to receive any type of approval from the FDA, is now available from multiple leading veterinary distributors in the US. Importantly, Canalevia is not an antibiotic drug. The overuse and misuse of antibiotics, both in humans and animals, contribute to the development of bacteria that are resistant to antibiotics.

Crofelemer is a novel, first-in-class anti-secretory antidiarrheal drug that has a normalizing effect on electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple disorders that cause GI distress, including diarrhea and abdominal discomfort. Crofelemer delayed-release tablets have also been evaluated in adult patients with diarrhea-predominant irritable bowel syndrome (“IBS-D”) and chronic idiopathic and functional diarrhea in investigator-initiated human trials.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for the symptomatic relief and treatment of moderate-to-severe diarrhea in adult human subjects, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the potential targeted incentive from the FDA for a tropical disease priority review voucher.

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

Canalevia-CA1 is a tablet that is given orally and can be prescribed for home treatment of CID. The FDA conditionally approved Canalevia-CA1 under application number 141-552. Conditional approval allows for product commercialization while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received a Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs.

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

We believe Jaguar is poised to realize a number of near-term catalysts and value-adding benefits from an expanded pipeline of potential blockbuster human follow-on indications of crofelemer and NP-300, a second-generation anti-secretory agent-upon which to build global partnerships. Jaguar, through Napo, holds global unencumbered rights for crofelemer powder for oral solution, Mytesi, and Canalevia-CA1. Additionally, several drug product opportunities in Jaguar’s crofelemer pipeline are backed by Phase 2 and POC evidence from human clinical trials.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net loss was $30.8 million and $29.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had a total stockholders' equity of $4.4 million, an accumulated deficit of $376.9 million, and cash of $3.5 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the nine months ended September 30, 2025 and 2024, amounted to $322,000 and $321,000, respectively.

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

Research and Development

Research and development expenses consist primarily of clinical trial expenses and contract manufacturing costs, personnel and related benefits, stock-based compensation, employee travel, and reforestation expenses. Clinical and contract manufacturing expenses consist primarily of costs for executing clinical study protocols for safety and efficacy together with evaluating the stability, and manufacturing costs for crofelemer delayed-release tablets as well as crofelemer drug substance from Glenmark an outsourced, FDA-approved crofelemer API provider in India. It also includes expenses with a third-party provider for transferring the Mytesi manufacturing process and the related feasibility and validation activities at a contract manufacturing facility in the US.

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by prescription drug product candidate and non-prescription product, and we track personnel or other internal costs related to the development of specific programs or development compounds.

As of September 30, 2025, the Company has incurred approximately $3.8 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product crofelemer, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

Research and development expenses decreased following the completion of the in-life portion of the Phase 3 OnTarget Trial in first half of 2025. During the second half of 2025 the Company will submit clinical study report (CSR) and new protocols for the additional phase 3 clinical trial of crofelemer delayed-release tablets for the treatment of diarrhea in adult patients with metastatic breast cancer. Following FDA clearance for this new study in metastatic breast cancer patients, the costs associated with the clinical trial conduct will incur in the succeeding months in 2026.

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of September 30, 2025, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, distribution, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia and Neonorm Calf or Neonorm Foal for the nine months ended September 30, 2025 and 2024.

We expect sales and marketing expenses to remain flat going forward as we focus on efficiency supporting commercialization efforts and commercial partnerships to pursue potential in-licensing opportunities for commercial-stage products, thereby continuing to build our Oncology portfolio.

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

Changes in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

Changes in fair value of financial instruments and hybrid instruments designated at FVO consists of gain or loss recognized related to fair values changes of our instruments designated at FVO.

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

For three and nine months ended September 30, 2025, the only material impacts of IRA are a significant reduction in the Company’s Medicare Part D rebates payable to CMS and a reduction in patients’ out-of-pocket copays for their Mytesi prescriptions. Management continues to assess the evolving implications of the IRA on pricing, reimbursement, and research incentives.

Lease Commitments

As of September 30, 2025, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

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

Results of Operations

Comparison for the nine months ended September 30, 2025 and 2024

The following table summarizes the Company’s operations results for the items outlined in the table for the nine months ended September 30, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$8,148	$8,095	$53	0.7%
License revenue	128	85	43	100.0%
Total revenue	8,276	8,180	96	1.2%
Operating expenses
Cost of product revenue	1,574	1,398	176	12.6%
Research and development	10,653	12,008	(1,355)	(11.3)%
Sales and marketing	6,957	4,977	1,980	39.8%
General and administrative	13,758	12,471	1,287	10.3%
Total operating expenses	32,942	30,854	2,088	6.8%
Loss from operations	(24,666)	(22,674)	(1,992)	8.8%
Other income (expense)	340	(327)	667	(204.0)%
Interest income (expense)	65	(341)	406	(119.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(4,721)	(6,920)	2,199	(31.8)%
Gain (loss) on extinguishment of debt	(1,822)	1,245	(3,067)	(246.3)%
Loss before income tax expense	(30,804)	(29,017)	(1,787)	6.2%
Income tax expense	—	—	—	—%
Net loss	$(30,804)	$(29,017)	$(1,787)	6.2%
Net loss attributable to noncontrolling interest	$(431)	$(445)	$14	(3.1)%
Net loss attributable to common stockholders	$(30,373)	$(28,572)	$(1,801)	6.3%

Revenue

Product revenue

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates accounted for $2.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $100,000.

Sales discounts were $918,000 and $838,000 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $80,000, relative to the increase in sales volume.

Sales returns were $21,000 and $161,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $140,000, relative to the decrease in volume of sales returns.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the nine months ended September 30, 2025 and 2024, were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$10,919	$10,841	$78	0.7%
Canalevia	108	115	(7)	(6.1)%
Gelclair	54	—	54	100.0%
Neonorm	34	27	7	25.9%
Total gross product sales	11,115	10,983	132	1.2%
Medicaid rebates	(2,028)	(1,889)	(139)	7.4%
Sales discounts	(918)	(838)	(80)	9.5%
Sales returns	(21)	(161)	140	(87.0)%
Net product sales	$8,148	$8,095	$53	0.7%

Our gross product revenues were $11.1 million and $11.0 million for the nine months ended September 30, 2025 and 2024, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $132,000 for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to the increase in the volume of sales of Gelclair and Neonorm, added to the price per bottle increase for Mytesi during the period. The Company launched Gelclair in the fourth quarter of 2024. Revenue recognition continued this quarter in line with the timing of product sales and applicable revenue recognition principles.

License revenue

License revenues increased by $43,000 from $85,000 for the nine months ended September 30, 2024, to $128,000 in the same period in 2025, due to license agreement entered by the Company with Gen on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of five years.

Cost of Product Revenue

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$668	$633	$35	5.5%
Material cost	619	583	36	6.2%
Distribution fees	132	137	(5)	(3.6)%
Other	155	45	110	244.4%
Total	$1,574	$1,398	$176	12.6%

The increase in cost of product revenue of $176,000 for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to higher costs incurred for materials, outsourced contract manufacturing services and other costs, partially offset by changes in distribution fees.

Research and Development

The following table presents the components of research and development (“R&D”) expense for the nine months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Personnel and related benefits	$4,400	$4,661	$(261)	(5.6)%
Clinical and contract manufacturing	3,760	4,778	(1,018)	(21.3)%
Third-party consulting services	1,316	1,342	(26)	(1.9)%
Materials expense and tree planting	247	255	(8)	(3.1)%
Stock-based compensation	234	562	(328)	(58.4)%
Travel and other expenses	207	133	74	55.6%
Other	489	277	212	76.5%
Total	$10,653	$12,008	$(1,355)	(11.3)%

The decrease in R&D expense of $1.4 million for the nine months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Clinical trial expenses and contract manufacturing costs decreased by $1.0 million from $4.8 million for the nine months ended September 30, 2024, to $3.8 million in the same period in 2025 as the CTD Phase 3 On Target Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Stock-based compensation decreased by $328,000 from $562,000 for the nine months ended September 30, 2024, to $234,000 in the same period in 2025 primarily due to higher option and RSU forfeitures and cancellations during the period.
•
Travel and other expenses increased by $74,000 from $133,000 for the nine months ended September 30, 2024, to $207,000 in the same period in 2025 due to the R&D group's participation in a one-time global event in Rome, Italy, for the MVID investigators conference and contract signing.
•
Other research and development expenses increased by $212,000 from $277,000 in the nine months ended September 30, 2024, to $489,000 in the same period in 2025 primarily due to the expenses incurred on two lots of API used for formulation development.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the nine months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$3,766	$2,321	$1,445	62.3%
Direct marketing fees and expense	1,877	949	928	97.8%
Third party consulting fees	407	371	36	9.7%
Stock-based compensation	82	104	(22)	(21.2)%
Other	825	1,232	(407)	(33.0)%
Total	$6,957	$4,977	$1,980	39.8%

The increase in S&M expense of $2.0 million for the nine months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits increased by $1.4 million from $2.3 million for the nine months ended September 30, 2024, to $3.8 million in the same period in 2025 primarily due to additional headcount for the Gelclair sales team.

•
Direct marketing fees and expenses increased by $928,000 from $949,000 for the nine months ended September 30, 2024, to $1.9 million in the same period in 2025 due to broader promotional activities associated with the launch of Gelclair campaign.
•
Other sales and marketing expenses decreased by $408,000 from $1.2 million for the nine months ended September 30, 2024, to $825,000 in the same period in 2025 primarily due to the absence of placement fees to recruiters as no additional personnel hiring was required during the period.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the nine months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$3,329	$3,301	$28	0.8%
Legal services	2,832	1,591	1,241	78.0%
Public company expense	1,132	1,354	(222)	(16.4)%
Audit, tax and accounting services	615	667	(52)	(7.8)%
Third-party consulting services	1,099	1,019	80	7.9%
Lease expense	433	648	(215)	(33.2)%
Stock-based compensation	399	608	(209)	(34.4)%
Travel and other expenses	423	380	43	11.3%
Other	3,496	2,903	593	20.4%
Total	$13,758	$12,471	$1,287	10.3%

The increase in G&A expenses of $1.3 million for the nine months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Legal services increased by $1.2 million from $1.6 million for the nine months ended September 30, 2024, to $2.8 million in the same period in 2025 due to higher corporate legal expenses which were mostly associated with increased financing and public securities activities.
•
Public company expenses decreased by $222,000 from $1.4 million for the nine months ended September 30, 2024, to $1.1 million in the same period in 2025 due to lower printing costs from Company's transition to new financial regulatory filing and financial compliance service provider.
•
Lease expense decreased by $215,000 from $648,000 for the nine months ended September 30, 2024, to $433,000 in the same period in 2025 primarily due to the termination of Napo Thera’s office lease arrangement.
•
Stock-based compensation decreased by $209,000 from $608,000 for the nine months ended September 30, 2024, to $399,000 in the same period in 2025 primarily due to higher option and RSU forfeitures and cancellations during the period.
•
Other expenses increased by $593,000 from $2.9 million for the nine months ended September 30, 2024, to $3.5 million in the same period in 2025 mainly due to other expenses related to the Company's transition to new financial regulatory filing and financial compliance service provider.

Interest Income (Expense)

Interest expense decreased by $277,000 from $341,000 expense for the nine months ended September 30, 2024, to $65,000 income in the same period in 2025, primarily due to changes in accounting of certain debt instruments to FVO.

Changes in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The changes in fair value of financial instrument and hybrid instruments designated at FVO decreased by $2.2 million, from a loss of $6.9 million in the nine months ended September 30, 2024, to a loss of $4.7 million in the same period in 2025 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt decreased by $3.1 million from $1.2 million gain in the nine months ended September 30, 2024, to $1.8 million loss in the same period in 2025 primarily due to proceeds from debt modifications are higher than the carrying amount of debt as of third quarter of 2025, as compared to debt as of September 30, 2024, where proceeds from debt modifications are lower than the carrying amount of debt.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes the Company’s operations results to the items outlined in the table for the three months ended September 30, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$3,041	$3,066	$(25)	(0.8)%
License revenue	42	42	—	—%
Total revenue	3,083	3,108	(25)	(0.8)%
Operating expenses
Cost of product revenue	532	541	(9)	(1.7)%
Research and development	3,658	4,043	(385)	(9.5)%
Sales and marketing	1,997	2,010	(13)	(0.6)%
General and administrative	4,134	3,776	358	9.5%
Total operating expenses	10,321	10,370	(49)	(0.5)%
Loss from operations	(7,238)	(7,262)	24	(0.3)%
Interest income	(6)	162	(168)	(103.7)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,310)	(3,089)	779	(25.2)%
Other income (expense)	(94)	168	(262)	(156.0)%
Loss before income tax expense	(9,648)	(10,021)	373	(3.7)%
Income tax expense	—	—	—	—%
Net loss	$(9,648)	$(10,021)	$373	(3.7)%
Net loss attributable to noncontrolling interest	$(146)	$(167)	$21	(12.6)%
Net loss attributable to common stockholders	$(9,502)	$(9,854)	$352	(3.6)%

Revenue

Product revenue

Medicaid and ADAP rebates accounted for $637,000 and $553,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of $84,000, relative to the increase in sales volume.

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$3,993	$3,928	$65	1.7%
Canalevia	31	49	(18)	(36.7)%
Neonorm	4	4	—	—%
Gelclair	2	—	2	100.0%
Total gross product sales	4,030	3,981	49	1.2%
Medicaid rebates	(637)	(553)	(84)	15.2%
Sales discounts	(352)	(327)	(25)	7.6%
Sales returns	—	(35)	35	(100.0)%
Net product sales	$3,041	$3,066	$(25)	(0.8)%

Our gross product revenues were $4.0 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. These periods reflect revenue from the sale of our human drug Mytesi and our animal products branded as Canalevia-CA1, Neonorm Calf and Neonorm Foal.

The increase in gross product revenue of $49,000 for the three months ended September 30, 2025 and 2024, compared to the same period in 2024 was primarily due to the increase in the volume of sales of Mytesi amounting to $65,000. The Company launched Gelclair in the fourth quarter of 2024. Revenue recognition continued this quarter in line with the timing of product sales and applicable revenue recognition principles.

Cost of Product Revenue

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$235	$233	$2	0.9%
Material cost	198	255	(57)	(22.4)%
Distribution fees	45	38	7	18.4%
Other	54	15	39	260.0%
Total	$532	$541	$(9)	(1.7)%

The decrease in cost of product revenue of $9,000 for the three months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to a lower average unit cost of the bottle lot incurred for materials.

Research and Development

The following table presents the components of R&D expense for the three months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Personnel and related benefits	$1,410	$1,456	$(46)	(3.2)%
Clinical and contract manufacturing	1,418	1,499	(81)	(5.4)%
Third-party consulting services	410	773	(363)	(47.0)%
Materials expense and tree planting	86	88	(2)	(2.3)%
Stock-based compensation	25	97	(72)	(74.2)%
Travels and other expenses	14	35	(21)	(60.0)%
Other	295	95	200	210.5%
Total	$3,658	$4,043	$(385)	(9.5)%

The decrease in R&D expense of $385,000 for the three months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Third-party consulting services decreased by $363,000 from $773,000 in the three months ended September 30, 2024, to $410,000 in the same period in 2025 primarily due to lower consulting engagements following the conclusion of the CTD Phase 3 On Target Clinical Trial.
•
Stock-based compensation decreased by $72,000 from $97,000 for the three months ended September 30, 2024, to $25,000 in the same period in 2025 primarily due to higher option and RSU forfeitures and cancellations during the period.
•
Other research and development expenses increased by $200,000 from $95,000 for the three months ended September 30, 2024, to $295,000 in the same period in 2025 due to the expenses incurred on two lots of API used for formulation development.

Sales and Marketing

The following table presents the components of S&M expense for the three months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$1,196	$830	$366	44.1%
Direct marketing fees and expense	530	263	267	101.5%
Third party consulting fees	36	311	(275)	(88.4)%
Stock-based compensation	28	32	(4)	(12.5)%
Other	207	574	(367)	(63.9)%
Total	$1,997	$2,010	$(13)	(0.6)%

The decrease in S&M expense of $13,000 for the three months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Personnel and related benefits increased by $366,000 from $830,000 for the three months ended September 30, 2024, to $1.2 million in the same period in 2025 due to increase in number of employees.
•
Direct marketing fees and expenses increased by $267,000 from $263,000 for the three months ended September 30, 2024, to $530,000 in the same period in 2025 due to broader promotional activities associated with the launch of Gelclair campaign.

General and Administrative

The following table presents the components of G&A expense for the three months ended September 30, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,063	$1,046	$17	1.6%
Legal services	751	391	360	92.1%
Public company expense	140	361	(221)	(61.2)%
Audit, tax and accounting services	100	85	15	17.6%
Third-party consulting services	453	369	84	22.8%
Lease expense	170	296	(126)	(42.6)%
Stock-based compensation	82	181	(99)	(54.7)%
Travel and other expenses	109	159	(50)	(31.4)%
Other	1,266	888	378	42.6%
Total	$4,134	$3,776	$358	9.5%

The increase in G&A expenses of $358,000 for the three months ended September 30, 2025, compared to the same period in 2024 was largely due to:

•
Legal services increased by $360,000 from $391,000 for the three months ended September 30, 2024, to $751,000 in the same period in 2025 due to higher corporate legal expenses which were mostly associated with increased financing and public securities activities.
•
Public company expenses decreased by $221,000 from $361,000 for the three months ended September 30, 2024 to $140,000 in the same period in 2025 due to lower printing costs from Company's transition to new financial regulatory filing and financial compliance service provider.
•
Third-party consulting services increased by $84,000 from $369,000 for the three months ended September 30, 2024, to $453,000 in the same period in 2025 due to hiring of full-time receptionist through a placement agency.
•
Lease expense decreased by $126,000 from $296,000 for the three months ended September 30, 2024, to $170,000 in the same period in 2025 primarily due to the termination of Napo Thera’s office lease arrangement.
•
Stock-based compensation decreased by $99,000 from $181,000 for the three months ended September 30, 2024, to $82,000 in the same period in 2025 primarily due to higher option and RSU forfeitures and cancellations during the period.
•
Travel and other expenses decreased by $50,000 from $159,000 for the three months ended September 30, 2024, to $109,000 in the same period in 2025 due to fewer international trips undertaken by the officers of the Company.
•
Other general and administrative expenses increased by $378,000 from $888,000 for the three months ended September 30, 2024, to $1.3 million in the same period in 2025 mainly due to other expenses related to the Company's transition to new financial regulatory filing and financial compliance service provider.

Interest Income (Expense)

Interest income (expense) decreased by $168,000 from interest income of $162,000 for the three months ended September 30, 2024, to interest expense of $6,000 in the same period in 2025, primarily due to changes in accounting of certain debt instruments to FVO.

Changes in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The changes in fair value of financial instruments and hybrid instrument designated at FVO decreased by $781,000, from a loss of $3.1 million in the three months ended September 30, 2024, to a loss of $2.3 million in the same period in 2025 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2025 and 2024, we had net losses of $30.8 million and $29.0 million, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At September 30, 2025, we had an accumulated deficit of $376.9 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of September 30, 2025, we had cash of $3.5 million. While we are actively exploring various strategies to optimize our cash flows, we recognize that our current capital resources will not be sufficient to fund our operating plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the nine months ended September 30, 2025, were generated from the issuance of an aggregate of 2,122,935 shares of common stock under the ATM Agreement for total net proceeds of approximately $6.3 million, $3.4 million proceeds from Convertible Notes, $2.4 million in net proceeds from shares issued in PIPE financing, $1.3 million in net proceeds from shares issued to HCW investors, $1.0 million in net proceeds from shares issued to Brown Stone Capital Limited, offset by $482,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

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

Liquidity Management

As of September 30, 2025, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a slight increase in debt levels due to recent financing activities intended to support operational growth. In contrast, equity levels remain stable, though future fundraising efforts may affect the capital structure.

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

Comparison of Operating Income and Cash Flow

For the nine months ended September 30, 2025, the Company reported an increased operating loss of $30.8 million, up $1.8 million, or 6%, compared to the prior period. This increase was primarily driven by higher operating expenses, particularly in sales and marketing, reflecting the Company's investment in growth initiatives. Cash used in operating activities rose by $3.4 million. This smaller increase suggests a greater proportion of non-cash activities—such as depreciation and stock-based compensation—as well as higher working capital requirements to support expanded operations. The variance underscores the Company’s strategic focus on managing liquidity while supporting growth and maintaining operational stability.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table shows a summary of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Total cash used in operating activities	$(18,198)	$(21,558)
Total cash used in investing activities	(54)	(16)
Total cash provided by financing activities	13,880	28,372
Effects of foreign exchange rate changes on assets and liabilities	(103)	2
Net increase in cash	$(4,475)	$6,800

Cash Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities of $18.2 million resulted from our net comprehensive loss of $31.2 million, adjusted by the changes in fair value of financial instrument and hybrid instruments designated at FVO of $4.7 million, loss on extinguishment of debt of $1.8 million, depreciation and amortization expenses of $1.4 million, stock-based compensation of $716,000, amortization of operating lease right-of-use asset of $223,000, equity in a net loss in the joint venture of $120,000 and changes in operating assets and liabilities of $4.0 million.

Net cash used in operating activities decreased by $3.4 million compared to the prior year, primarily due to net increase in working capital despite the higher net comprehensive loss. Cash flows continue to be insufficient to meet ongoing operational needs, highlighting the Company's continued reliance on alternative funding sources.

During the nine months ended September 30, 2024, net cash used in operating activities of $21.6 million resulted from our net comprehensive loss of $29.1 million, adjusted by the changes in fair value of financial instrument and hybrid instruments designated at FVO of $6.9 million, depreciation and amortization expenses of $1.4 million, stock-based compensation of $1.3 million, amortization of operating lease right-of-use asset of $343,000, amortization of debt discounts and debt issuance costs of $274,000, equity in a net loss in the joint venture of $78,000, shares issued in exchange of services $9,000 and partly offset by changes in operating assets and liabilities of $2.2 million and gain on extinguishment of debt of $1.2 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities of $54,000 consisted of purchase of furniture and fixtures.

This reflects management’s commitment to maintaining liquidity, as there were no cash outflows from investing activities during the quarter.

During the nine months ended September 30, 2024, net cash used in investing activities of $16,000 consisted of a purchase of equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $13.9 million consisted of $6.3 million in net proceeds from shares issued in an At the Market offering, $3.4 million in net proceeds from Convertible Notes, $2.4 million in net proceeds from shares issued in PIPE financing, $1.3 million in net proceeds from shares issued to HCW investors, $1.0 million in net proceeds from shares issued to Brown Stone Capital Limited, offset by $482,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Net cash provided by financing activities decreased by $14.5 million in 2025, primarily due to a decline in proceeds from the ATM offering, which totaled $27.8 million in the prior period compared to $6.3 million in the current period. This overall trend highlights the Company’s continued reliance on external financing to offset cash flow shortfalls from operations.

During the nine months ended September 30, 2024,net cash provided by financing activities of $28.4 million consisted of $27.8 million in net proceeds from shares issued in an At the Market offering, $1.2 million proceeds from the issuance of common shares in exchange of License Agreement, offset by $437,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer (CEO), and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of September 30, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP for the reasons discussed above.

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

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests require us to make minimum royalty payments beginning in 2021, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. Total minimum royalty payments, approximately totaling $27.0 million, will commence in 2026.

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

Disruptions at the FDA and other government agencies or foreign regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times - including the most recent shutdown, which began October 1, 2025 - and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Similar considerations are applicable to foreign regulatory authorities.

If a prolonged government shutdown occurs, or if new or existing global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or around September 9, 2025, the Company entered into securities purchase agreements (each a “PIPE Purchase Agreement” and collectively, the “PIPE Purchase Agreements”) with certain investors named therein (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in a private placement an aggregate of approximately 951 shares of Series N Preferred Stock, for an aggregate purchase price of approximately $2.38 million. The shares of Series N Preferred Stock were issued in reliance upon exemptions from registration pursuant to 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On September 28, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Brown Stone Capital Limited (“Brown Stone”), pursuant to which the Company issued and sold to Brown Stone (i) 161,583 shares of common stock and (ii) 479,442 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of the Company’s common stock (the “Pre-Funded Warrant Shares” and together with the Shares and the Pre-Funded Warrants, the “Securities”). The Securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On September 30, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville. Pursuant to this agreement, the Company issued 286,532 shares of common stock to Streeterville in exchange for a $600,000 reduction in the outstanding balance of the royalty interest held by Streeterville. The shares of common stock that were issued in this exchange transaction were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on September 11, 2025, October 1, 2025, and October 3, 2025, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series N Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 11, 2025, File No. 001-36714).

4.1

Pre-Funded Warrant, dated September 28, 2025, by and between Jaguar Health, Inc. and Brown Stone Capital Limited (incorporated by reference to Exhibit 4.1 to the Form 8-K filed October 11, 2025, File No. 001-36714).

10.1

Sixth ATM Amendment, dated August 14, 2025, to ATM Agreement by and among Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2025, File No. 001-36714).

10.2	Form of Securities Purchase Agreements (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 11, 2025, File No. 001-36714).
10.3

Securities Purchase Agreement, dated September 28, 2025, by and between Jaguar Health, Inc. and Brown Stone Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 1, 2025, File No. 001-36714).

10.4	Form of Exchange Agreement (incorporated by reference to Exhibit 10.6 to the Form 8-K filed October 3, 2025, File No. 001-36714).
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

November 14, 2025
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Carol R. Lizak Principal Financial and Accounting Officer