Form 10-K
period 2025-12-31
Jaguar Health, Inc.
filed 2026-04-07
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.8 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Capital Market on such date.

The number of shares of the registrant’s common stock outstanding as of April 7, 2026, was 13,019,277 shares of voting common stock and no share of non-voting common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2025 are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

ITEM 1. BUSINESS

BUSINESS

Jaguar Health, Inc. (“Jaguar”), in conjunction with Jaguar family company Napo Pharmaceuticals, Inc. (“Napo”), develops novel proprietary prescription drugs sustainably derived from plants for people with complicated gastrointestinal (“GI”) disease states. Jaguar family companies Napo and Napo Therapeutics, S.p.A., an Italian corporation Jaguar was established in Milan, Italy in 2021, are focused on expanding global crofelemer access and are developing new therapies for orphan and rare GI conditions. Jaguar Animal Health is a Jaguar tradename. Magdalena Biosciences, a joint venture formed by Jaguar and Filament Health Corp., is focused on developing novel prescription medicines derived from plants for mental health indications.

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

Napo’s crofelemer 125 mg delayed-release tablets (Mytesi) is an FDA (the U.S. Food and Drug Administration) approved prescription drug for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In January 2026, following Napo’s entry into a United States ("US") licensing agreement with an affiliate of privately held Future Pak, LLC (“Future Pak”), Future Pak became the exclusive marketer for Mytesi as well as the tablet formulation for animal health, Canalevia-CA1, which is Jaguar’s crofelemer prescription drug for the treatment of chemotherapy-induced diarrhea in dogs. Jaguar was provided with $16 million of non-dilutive capital in January 2026 upon closing of the agreement with Future Pak, with an additional $2 million due to Jaguar upon completion of post-closing conditions. Per the terms of the agreement, Jaguar also has the opportunity to receive up to $20 million in milestone payments and other future payments. The milestone payments are one-time, non-refundable, and non-creditable payments triggered by the first achievement of cumulative trailing 12-month Net Sales of the Products in the Territory equal to $20 million, $50 million, and $100 million, respectively. Jaguar will continue to manufacture crofelemer for Mytesi and Canalevia-CA1 for Future Pak. Mytesi and Canalevia-CA1 are both delayed-release tablet formulations of crofelemer.

In May 2025, Napo conducted a Type C Meeting with the Division of Gastroenterology at the FDA to discuss the responder analysis results of crofelemer in the cohort of breast cancer patients receiving targeted therapies with or without cytotoxic chemotherapy for prophylaxis of diarrhea from the company’s pivotal OnTarget Phase 3 clinical trial. OnTarget was a 24-week (two 12-week stages), randomized, multicenter, placebo-controlled, double-blind global study to evaluate the safety and efficacy of crofelemer in diarrhea prophylaxis in adult solid tumor patients receiving targeted therapies with or without standard chemotherapy. As previously announced, the top line results from the OnTarget study showed that the trial did not meet its primary endpoint for the prespecified analysis of all tumor types and all targeted therapies. As previously announced, in the prespecified subgroup of patients with breast cancer, crofelemer showed statistically significant improvement in the monthly responder analysis. Breast cancer patients represent one of the largest group of adult patients with solid tumors with patients often remaining on targeted therapy over prolonged periods in both adjuvant and metastatic settings.

The results in the cohort of patients with breast cancer are based on responder analysis, as was also the primary endpoint in the pivotal Phase 3 ADVENT trial that led to FDA approval of crofelemer for its currently commercialized indication, under the brand name Mytesi, for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Patients with breast cancer accounted for 183 of the 287 participants in the OnTarget clinical trial, and the results of responder analysis for patients with breast cancer were the subject of a poster presentation at the Multinational Association of Supportive Care in Cancer (MASCC) in Seattle in June 2025. A greater proportion of patients with breast cancer randomized to the crofelemer arm were monthly responders for the entire 3-month period of the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of cancer therapy-related diarrhea (CTD) in adult patients with breast cancer receiving targeted therapies with or without chemotherapy.

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

In the second half of 2026, based on discussions with the FDA in May 2025, the company plans to submit to the FDA the final clinical study report (CSR) for the OnTarget trial together with additional details of the responder analysis in the cohort of breast cancer patients, along with a patient survey evaluating clinically meaningful reductions in the frequency of weekly loose/watery stools for patients metastatic cancer patients receiving targeted therapies with or without standard chemotherapy.

Napo is developing a novel, highly concentrated lyophilized crofelemer powder for oral solution for its prioritized focus on intestinal failure (IF) for the treatment of the ultrarare pediatric disorder, microvillus inclusion disease (MVID), and short bowel syndrome with intestinal failure (SBS-IF). Crofelemer oral powder for solution formulation is a paradigm-shifting and first-in-class drug for the development of novel therapies for these serious unmet medical conditions. This lyophilized oral powder for solution is in advanced clinical development with near-term New Drug Application (NDA) opportunity for MVID and rapid time to market for this potentially breakthrough drug. The lyophilized crofelemer powder for solution has a unique IP position with a long period of exclusivity due to the botanical origin of the drug.

Intestinal failure (IF) is a debilitating condition that often requires patients to receive life-sustaining fluids, electrolytes and nutrients through intravenous administration, which consists of total parenteral nutrition (TPN) with supplemental intravenous fluids, which together constitute parenteral support (PS). Many intestinal failure patients require PS up to 7 days a week, and sometimes for 20 hours or more per day. While crucial for IF patients, PS is associated with significant toxicities to patients, similar to some toxicities associated with chemotherapy, often causing serious health problems including infections, metabolic complications, and liver and kidney function problems. These symptoms may emerge at any time in intestinal failure patients and often become life-threatening.

MVID is an ultrarare, fatal pediatric disorder with around 200 patients in the US and EU combined. There are currently no approved therapies and only lifelong PS, making it one of the most serious unmet medical needs in pediatric patients due to the lethal natural history of the disease. Crofelemer's unique physiological mechanism of modulating intestinal chloride ion secretion results in normalizing electrolyte and fluid balance in the gastrointestinal (GI) tract which reduces the need for electrolyte and fluid requirements through PS. Since MVID patients lack a brush border membrane, this physiological MOA addresses the pathophysiology of MVID, and represents a paradigm-shifting therapy for reduction of PS, which would potentially reduce TPN- and MVID-related comorbidities and improve clinical outcomes.

SBS-IF affects an estimated 12,000 patients in the US. SBS-IF patients without colon-in-continuity have poor prognosis with significant comorbidities associated with life-sustaining PS and disease pathology. Despite availability of GLP-2 therapies, which require intestinal adaptation of 2-3 years following abdominal surgery in a subset of SBS-IF patients, PS remains the life-sustaining standard of care for these patients. Novel crofelemer powder for oral solution is a first-in-class paradigm-shifting therapy which does not require intestinal adaptation and can be initiated within 6-12 months after surgery upon stabilization of PS. Since it is not a growth hormone, it can be used in SBS-IF patients who have had abdominal surgery due to cancer, mesenteric etiologies, and inflammatory bowel conditions such as Crohn’s disease and colitis. Furthermore, crofelemer, due to its unique physiological MOA of modulating intestinal chloride ion secretion for maintaining electrolyte and fluid balance, can be used in combination with GLP-2 analogs as well as in patients who are either intolerant or for whom GLP-2 is contraindicated.

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID, an ultra-rare congenital diarrheal disorder (“CDD”), and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for short bowel syndrome (“SBS”) by the EMA in December 2021 and by the FDA in August 2017. In August 2023, the FDA activated Napo’s Investigational New Drug (“IND”) application for a new crofelemer powder for oral solution formulation for the treatment of MVID.

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

Napo is currently supporting multiple proof-of-concept (POC) investigator-initiated trials (IIT), and also conducting two pivotal clinical trials, of crofelemer powder for oral solution for MVID and SBS-IF in the US, European Union (EU), and/or Middle East. The Company’s trial to evaluate the safety and efficacy of crofelemer powder for oral solution in pediatric MVID patients is ongoing at multiple sites. Napo Therapeutics is conducting a Phase 2 study in adult SBS-IF patients at multiple clinical sites in Italy and Germany. An open label IIT is ongoing in pediatric IF patients with MVID and/or SBS in Abu Dhabi in the United Arab Emirates. Groundbreaking results from pediatric IF patients with MVID and SBS-IF were presented at North American Society for Pediatric Gastroenterology, Hepatology and Nutrition (NASPGHAN 2025) in Chicago. The study showed that the liquid formulation of crofelemer powder resulted in a reduction of parenteral support (PS) of up to 37% in a pediatric MVID patient who has remained on crofelemer therapy for >1 year. PS reductions of up to 15.6% were observed in two pediatric SBS-IF patients who have also remained on crofelemer oral liquid treatment for >1 year.

Napo is also supporting an IIT in the US to evaluate crofelemer powder for oral solution for treatment of adult SBS-IF patients. The Company plans to pursue approval of crofelemer powder for oral solution for MVID in the US following the completion of the pivotal pediatric MVID trial. In accordance with the guidelines of specific EU countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating IF conditions. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow expedited pathways for regulatory approval in the US. Napo Therapeutics plans to pursue the opportunity for crofelemer powder for oral solution for PRIME designation, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs. In the US, Napo plans to pursue Breakthrough Therapy Designation (BTD) from the FDA. If a drug is designated as breakthrough therapy, the FDA will expedite the review timeline for the drug.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the potential targeted incentive of a tropical disease review voucher from the FDA.

In keeping with the Company’s focus on supportive care for patients undergoing cancer treatment, Jaguar in April 2024 signed an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC ("Venture Life"), an international consumer health company focused on the global self-care market, for Venture Life's FDA-approved oral mucositis prescription product, Gelclair, for the US market. In October 2024, Jaguar initiated the commercial launch of Gelclair, the Company’s third commercialized prescription product, in the US.

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

In January 2023, Jaguar and Filament Health, with funding from One Small Planet, formed the US-based joint venture Magdalena Biosciences (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's Entheogen Therapeutics Initiative (ETI) and Filament’s corporate mission to develop novel, natural prescription medicines from plants. Magdalena is leveraging Jaguar’s proprietary medicinal plant library and Filament’s proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team.

In the field of animal health, the Company is continuing limited activities related to developing first-in-class gastrointestinal products for dogs. In December 2021, the Company received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets) for the treatment of chemotherapy-induced diarrhea (CID) in dogs. The FDA conditionally approved Canalevia-CA1 under application number 141-552. Conditional approval allows for product commercialization while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received a Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a "small number" threshold for minor use in each of the seven major species covered by the MUMS Act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over the course of a year and still have the use qualify as a minor use.

Napo completed its requisite preclinical and formulation activities to support the IND application for NP-300, its second-generation, plant-based oral prescription drug product, for clinical development for the symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. Following the completion of the Phase 1 trial, the Company will be positioned to initiate the next stage of our clinical development program for cholera-related diarrhea when our development team has the requisite resources and bandwidth to initiate the additional required trials.

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

We expect that NP-300 could be significantly less expensive and would support development efforts to receive a tropical disease priority review voucher (“TDPRV”) from the FDA for an indication of the symptomatic treatment of diarrhea from acute infections such as cholera. The FDA grants priority review vouchers as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Priority review vouchers are transferable and, in past transactions by other companies, have sold for prices ranging from $60 million to $350 million. The NP-300 program is paired with funding from a promissory note related to the potential future sale of a possible TDPRV.

Napo has actively ensured that its intellectual property (“IP”) filings in support of the development of crofelemer for various proposed indications are protected appropriately. The IP portfolio for crofelemer includes the relief and treatment of HIV-associated diarrhea and CID as well as planned indications for inflammatory diarrhea, IBS-D, CDD, and SBS, with all indications, Napo prioritizes IP protection. Napo currently holds approximately 195 patents, the majority of which do not expire until 2027-2031.

Napo and Napo Therapeutics remain focused on the development of crofelemer powder for solution for the rare disease indications of MVID and SBS-IF. Our management team has significant experience in gastrointestinal product development. We have assembled an impressive group of scientific advisory board (“SAB”) members who work closely with the Chair of Jaguar’s Scientific Advisory Board, Dr. Pravin Chaturvedi, who also serves as the Chief Scientific Officer (“CSO”) of Jaguar.

We believe Jaguar is poised to realize the opportunities for the commercialization of crofelemer powder for oral solution for our IF programs from MVID and SBS-IF. Jaguar, through Napo, holds global unencumbered rights for crofelemer.

Pipeline development opportunities for crofelemer

Napo is developing a novel, highly concentrated lyophilized crofelemer powder for oral solution for its prioritized focus on intestinal failure (IF) for the treatment of the ultrarare pediatric disorder, microvillus inclusion disease (MVID), and short bowel syndrome with intestinal failure (SBS-IF). Crofelemer oral powder for solution formulation is a paradigm-shifting and first-in-class drug for the development of novel therapies for these serious unmet medical conditions. This lyophilized oral powder for solution is in advanced clinical development with near-term New Drug Application (NDA) opportunity for MVID and rapid time to market for this potentially breakthrough drug. The lyophilized crofelemer powder for solution has a unique IP position with a long period of exclusivity due to the botanical origin of the drug.

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

Crofelemer is extracted and purified from the crude plant latex (CPL) of the Croton lechleri tree, which we sustainably harvest and manage through programs that we have been developing for many years. This process has involved working with local and indigenous communities to plant trees, obtain permits for export, and create a supply network that is robust and reliable. Our team continues to have relationships with partners that we began working within the 1990s. Additionally, through the establishment of a nonprofit called the Healing Forest Conservancy, our team has created a long-term mechanism for benefit sharing that recognizes the intellectual contribution of Indigenous populations. This program intends to contribute to the continued strength and effectiveness of the valued and strategically important relationships we have cultivated over the past 30 years.

Product Pipeline

Crofelemer 125 mg delayed-release tablets (Mytesi): US rights licensed to Future Pak/Woodward Specialty LLC in January 2026

Napo is developing a novel, highly concentrated lyophilized crofelemer powder for oral solution for its prioritized focus on intestinal failure (IF) for the treatment of the ultrarare pediatric disorder, microvillus inclusion disease (MVID), and short bowel syndrome with intestinal failure (SBS-IF).

Novel crofelemer powder for oral solution for rare disease indications of Intestinal Failure (IF) – New NDAs planned

* Clinical trials are funding dependent

Estimated Size of Mytesi Target Markets

We believe the medical need for Mytesi is significant, compelling, and unmet, and that doctors are looking for a drug product with a mechanism of action that is distinct from the options currently available to resolve diarrhea. A growing percentage of HIV patients have lived with the virus in their guts for 10+ years, often causing gut enteropathy and chronic or chronic episodic diarrhea. According to data from the US Centers for Disease Control and Prevention, it was estimated that by 2020 more than 70% of Americans with HIV were 50 and older and had lived with HIV for more than 10 years (1).

Market	Competition	Market Size/Potential
HIV‑related Diarrhea (Mytesi)	None	We estimate the US market revenue potential for Mytesi to be approximately $50 million in gross annual sales.
CTD (crofelemer delayed-release tablets)	None

An estimated 650,000 US cancer patients receive chemotherapy in an outpatient oncology clinic (2). Comparable supportive care (i.e., CINV) product sales of ~$620 million in 2013 (3). The global CINV market is projected to reach a valuation of $2.7 billion by 2022 (4).

SBS/MVID (crofelemer powder for oral solution)	1	Financial benefits of ODD. The global SBS market exceeded $568 million in 2019 and is expected to reach $4.6 billion by 2027, according to a report by Vision Research Reports (5).
IBS‑D (crofelemer delayed-release tablets)	3	Most IBS products have an estimated revenue potential of greater than $1.0 billion (6).
Infectious Diarrhea (NP-300 tablets)	None	In transactions by other companies, priority review vouchers have sold for $67 million to $350 million (7).

(1)
HIV Among People Aged 50 and Older (https://www.cdc.gov/hiv/group/age/olderamericans/index.html)
(2)
Centers for Disease Control and Prevention. Preventing Infections in Cancer Patients: Information for Health Care Providers (cdc.gov/cancer/prevent infections/providers.htm)
(3)
Heron Therapeutics, Inc. Form 10-K for the fiscal year ended December 31, 2016

(4)
Report published by Allied Market Research, titled, "Chemotherapy-induced Nausea and Vomiting (CINV) Market-Global Opportunity Analysis and Industry Forecast, 2014-2022” (https://www.prnewswire.com/news-releases/chemotherapy-induced-nausea-and-vomiting-cinv-market-expected-to-reach-2659-million-by-2022-611755395.html)
(5)
Short Bowel Syndrome Market – Global Industry Analysis, Size, Share, Trends, Revenue, Forecast 2020 to 2027 (https://www.mynewsdesk.com/us/medical-technology-news/pressreleases/short-bowel-syndrome-market-global-industry-analysis-size-share-trends-revenue-forecast-2020-to-2027-3069433)
(6)
February 17, 2022: Ironwood Pharmaceuticals Reports Fourth Quarter and Full Year 2021 Results; LINZESS® (linaclotide) Achieves Blockbuster Status as US Net Sales Exceed $1 Billion in 2021 (https://investor.ironwoodpharma.com/press-releases/press-release-details/2022/Ironwood-Pharmaceuticals-Reports-Fourth-Quarter-and-Full-Year-2021-Results-LINZESS-linaclotide-Achieves-Blockbuster-Status-as-U.S.-Net-Sales-Exceed-1-Billion-in-2021/default.aspx); Rodman & Renshaw estimate peak annual sales of Synergy Pharmaceuticals’ Trulance at $2.3 bn in 2021 (https://www.benzinga.com/analyst-ratings/analyst-color/17/04/9304883/what-synergys-new-patents-mean-for-its-commercial-prospe)
(7)
In Aug. 2015, AbbVie Inc. bought a priority review voucher from United Therapeutics Corp for $350 million (https://www.wsj.com/articles/united-therapeutics-sells-priority-review-voucher-to-abbvie-for-350-million-1439981104 ). In July 2014, BioMarin announced that it had sold a priority review voucher to Sanofi and Regeneron for $67.5 million. (https://investors.biomarin.com/2014-07-30-BioMarin-Sells-Priority-Review-Voucher-for-67-5-Million).

Business Strategy

Our goal is to become a specialty pharmaceutical company with first in class, sustainably derived products that address significant unmet gastrointestinal medical needs globally. To accomplish this goal, we plan to:

Expand Mytesi by leveraging our significant gastrointestinal product knowledge, experience and intellectual property portfolio

Mytesi (crofelemer 125 mg delayed-release tablets), licensed to Future Pak in January 2026 for US distribution and commercialization, is a novel, first-in-class anti-secretory antidiarrheal agent which has a normalizing effect on the electrolyte and fluid balance in the gut, and this mechanism of action has the potential to benefit multiple gastrointestinal disorders. Our Mytesi (crofelemer) product is approved by the FDA for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Jaguar, through Napo and Napo Therapeutics, holds global unencumbered rights for Mytesi.

Crofelemer powder for oral solution is being developed to treat the orphan and/or rare intestinal failure (IF) indications for pediatric MVID and adult SBS-IF indications.

In addition, an NP-300 is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, caused by bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera.

Our management team has extensive experience in the development of prescription drugs. This experience covers all aspects of product development, including discovery, preclinical and clinical development, GMP manufacturing, regulatory affairs, and commercialization. Key members of this team successfully developed Mytesi.

Leverage our relationships with Scientific Advisory Board (SAB) members for crofelemer commercialization and development in follow-on indications

The Company has retained several subject matter experts and KOLS as its SAB members across the therapeutic areas of gastrointestinal disorders, including MVID and SBS-IF.

Establish partnerships to support moving pipeline indications to pivotal clinical trials

The Company’s goal is to establish partnerships to support the development and commercialization of the novel lyophilized crofelemer powder for oral solution for the indications of MVID and SBS-IF in the US and/or other geographies.

Strategically sequence the development of follow-on indications of Mytesi and seek geographically focused licensing opportunities

In January 2026, Jaguar and Napo entered into a US licensing agreement with an affiliate of privately held Future Pak, LLC ("Future Pak"). Under the terms of the agreement, Future Pak became the exclusive marketer for Mytesi (crofelemer), Jaguar's FDA-approved novel prescription drug for the symptomatic relief of noninfectious diarrhea in adult patients with HIV/AIDS on antiretroviral therapy, and Canalevia-CA1, Jaguar's crofelemer prescription drug for the treatment of chemotherapy-induced diarrhea in dogs. Jaguar was provided with $16 million of non-dilutive capital in January 2026 upon closing of the agreement with Future Pak, with an additional $2 million due to Jaguar upon completion of post-closing conditions. Per the terms of the agreement, Jaguar also has the opportunity to receive up to $20 million in milestone payments and other future payments.

As announced in March 2026, Napo received a $3.0 million payment from Future Pak following termination by the Company of the buy-back provision of the US licensing agreement Jaguar entered in January 2026 with a Future Pak affiliate, which allows Future Pak to continue to commercialize Mytesi beyond five years. Jaguar will continue to manufacture Mytesi and Canalevia-CA1 for Future Pak.

Previously, in September 2025, Future Pak acquired Theratechnologies Inc., a specialty biopharmaceutical company with two commercialized HIV medicines in the United States - EGRIFTA WR (tesamorelin) and Trogarzo (ibalizumab-uiyk). Jaguar's license arrangement with Future Pak represents a strategic convergence for heightening awareness of Mytesi and the importance of supportive care for HIV long-term survivors - allowing the HIV community to benefit from the commercial capabilities of an organization with deep experience and a primary focus on the US HIV market.

As announced April 1, 2022, the Company entered an agreement with Quadri Pharmaceuticals Store LLC (“Quadri Pharma”) that grants Quadri Pharma exclusive promotional, commercialization, and distribution rights for specified human indications of Mytesi (crofelemer 125 mg delayed-release tablets) in Bahrain, Kuwait, Qatar, Saudi Arabia, the United Arab Emirates (“UAE”), and Oman following regulatory approval to market crofelemer in these countries for the specified indications, including the indication currently approved in the US for HIV-related diarrhea. They also have rights to commercialization, for Mytesi for CTD. In addition, the agreement grants Quadri Pharma exclusive rights to distribute crofelemer in these countries in the immediate future under Named Patient Programs.

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

We continue to seek partnership opportunities for the novel crofelemer powder for oral solution intestinal failure program either in the US or globally or regionally.

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

We will continue to seek partnerships for the intestinal failure program indications in the US or globally or regionally. We plan to develop NP-300 for various gastrointestinal indications. NP-300 is a proprietary Jaguar pharmaceutical product, a standardized botanical extract distinct from crofelemer, also sustainably derived from the Croton lechleri tree.

We believe NP-300, which has a similar mechanism of action as crofelemer and is significantly less costly to produce, may support efforts to receive a priority review voucher from the FDA for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. The FDA grants priority review vouchers to drug developers for TDPRV as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Additionally, we believe NP-300 represents a long-term pipeline opportunity as a second-generation anti-secretory agent, on a global basis, for multiple gastrointestinal diseases, especially in resource-constrained countries where the cost of goods is a factor, in part because requirements often exist in such regions for drug prices to decrease annually.

Since the Company previously presented Phase 2 data on crofelemer for the treatment of diarrhea in cholera patients from a study in Bangladesh, Napo plans to follow a similar clinical study design to support the development of NP-300 for a cholera-related indication. Our portfolio development strategy is based on identifying indications that are potentially high value because they address important medical needs that are significantly or globally unmet, and then strategically sequencing indication development priorities, second-generation product pipeline development, and partnering goals on a global basis.

Competition

Several significantly larger pharmaceutical companies are competing with us in the gastrointestinal segment.

In the US, Takeda Pharmaceuticals commercializes GATTEX (teduglutide), which is glucagon-like peptide-2 (GLP-2), a growth hormone. Teduglutide is approved by the FDA for treating adults and pediatric patients with SBS dependent on parenteral support (PS). Zorbtive is a recombinant human growth hormone indicated for the treatment of SBS in adult patients receiving specialized nutritional support. To the best of our knowledge, no drugs have been approved in the US or the rest of the world (“ROW”) to reduce parenteral support (PS), which is associated with significant toxicities and comorbidities that result in frequent hospitalizations and/or death. Crofelemer powder for oral solution is a paradigm-shifting first-in-class novel therapy that would reduce PS needs for this disease, as it has a unique physiological mechanism of action (MOA) for improved fluid and electrolyte balance. Crofelemer can also be administered earlier after abdominal surgery when compared to GLP-2 therapies, and can be administered to patients that are ineligible for GLP-2 therapies such as cancer patients as well as those that are intolerant of, or have failed, GLP-2 therapies.

MVID. There are no approved therapies for the treatment of the serious, life-threatening pediatric disorder of MVID, as these patients lack a brush border membrane in the gastrointestinal tract and thus do not have any ability to absorb electrolytes, fluids and nutrients. Life-sustaining and lifelong parenteral support (PS) is required for the management of MVID. PS includes total parenteral nutrition (TPN) with or without supplemental intravenous fluids (IVF) and lipids for the management and treatment of MVID. TPN and MVID pathology are associated with significant toxicities and comorbidities that result in frequent hospitalizations and/or death. Crofelemer powder for oral solution is a paradigm-shifting first-in-class novel therapy that would reduce PS needs for this disease.

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

Napo’s third-party contract manufacturer, India-based Alivus Life Sciences Limited (f/k/a Glenmark Life Sciences Limited) (“Alivus”), a research-driven, global, integrated pharmaceutical company, is Napo’s manufacturer of crofelemer, the active pharmaceutical ingredient in Mytesi. Alivus processes CPL into crofelemer utilizing a proprietary manufacturing process. The processing occurs at an FDA-approved Alivus facility. Additionally, Napo is establishing a second processing site, which will be operated by Indena S.p.A. (“Indena”), a Milan, Italy-based contract manufacturer dedicated to the identification, development, and production of high-quality active principles derived from plants, for use in the pharmaceutical, health food, and personal care industries. Indena has completed the required validation activities to gain approval as a manufacturer of crofelemer drug substance.

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

Napo License to Napo Therapeutics

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

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, but are not limited to:

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

EMA Compassionate Use Program

Compassionate use is a treatment option that allows the use of an unauthorized medicine. Under strict conditions, products in development can be made available to groups of patients who have a disease with no satisfactory authorized therapies and who cannot enter clinical trials. The EMA provides recommendations through CHMP, but these do not create a legal framework. Compassionate use programs are coordinated and implemented by Member States, which set their own rules and procedures.

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

Clinical Trials Regulation in Europe

In the EU, pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, an applicant must obtain approval from the national competent authority of an EU member state in which the clinical trial is to be conducted or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee for each site has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the individual EU member states and further detailed in applicable guidance documents. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 took effect in late 2021 with a three-year transition period for some types of clinical trials. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all EU member states, aims to simplify and streamline the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

Employees

As of December 31, 2025, we had forty-seven employees. Nine employees hold M.D., D.V.M and/or Ph.D. degrees. Seventeen of our employees are in research and development activities, and eighteen are in sales and marketing. We have four employees within Napo Therapeutics in Italy. Our employees are not represented by labor unions or covered by collective bargaining agreements.

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
•
We expect to incur significant additional costs as we continue research and development efforts for current prescription drug candidates or other product candidates and undertake the clinical trials necessary to obtain any necessary regulatory approvals, as we focus on rare disease programs.

•
We will need to raise substantial additional capital in the future in the event that we conduct clinical trials for new indications and for new products, and we may be unable to raise such funds when needed and on acceptable terms, which would force us to delay, limit, reduce or terminate one or more of our product development programs.
•
We are substantially dependent on the success of our new licensee, Woodward Specialty LLC (“Woodward”) and its affiliates, for Mytesi, our current lead prescription drug product, and Canalevia-CA1, our conditionally approved prescription drug product for CID in dogs. We cannot be certain that necessary approvals will be received for planned Mytesi or Canalevia-CA1 follow-on indications or that these product candidates will be successfully commercialized, either by us or any of our partners. Our future revenue stream will only come from one customer, Woodward, and will solely be dependent on the Manufacturing and Supply Agreement (as defined hereunder) with Woodward. We cannot be certain that we will be successful in the commercialization of Gelclair.
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
•
Even if we obtain regulatory approval for planned follow-on indications of crofelemer, Canalevia, or our other product candidates, they may never achieve market acceptance. Further, even if Woodward is successful in the ongoing commercialization of Mytesi and Canalevia, we may not achieve commercial success.
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
•
Our obligations to Streeterville Capital, LLC (“Streeterville”) are secured by a security interest in all of Napo’s NP-300 assets, so if we default on those obligations, Streeterville could foreclose on the NP-300 assets.
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
•
We do not intend to use the ATM, but if we do, you may be diluted by exercises of outstanding options and warrants, and issuances of securities pursuant to our ATM Agreement and/or our stockholder rights plan.
•
Our issuance of additional common stock and other securities to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Risks Related to the Preferred Stock Dividend

•
The Series O Preferred Stock is not freely transferable and therefore provides limited liquidity to investors.
•
The potential issuance of a large number of shares of common stock upon the conversion of our Series O Preferred Stock may have a negative effect on the trading price of our common stock as well as a significant dilutive effect.
•
Holders of Eligible Warrants (as defined further below) will not actually receive the Preferred Stock Dividend unless and until the exercise of the Eligible Warrants and will cease to be entitled to the Preferred Stock Dividend upon transfer of the Eligible Warrants.

Risks Related to Our Business

We have a limited operating history, expect to incur further losses as we grow, and may be unable to achieve or sustain profitability.

Since the consummation of our merger with Napo Pharmaceuticals Inc. in 2017, our operations have been primarily focused on research, development, and the ongoing commercialization of our lead prescription drug product, Mytesi, which the FDA approves for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. As a result, we have limited meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to broadly commercialize any of our human health products beyond Mytesi for HIV-related diarrhea or animal health products, obtain any required marketing approval for any of our animal prescription drug product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the animal health industry or the gastrointestinal health industry in general. Our revenues to date have been insufficient to offset our expenses, and we expect to continue to incur significant research and development and other expenses. Our net comprehensive losses for the years ended December 31, 2025 and 2024, were $54.4 million and $39.0 million, respectively. As of December 31, 2025, we had a total stockholder's deficit of $18.7 million. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities, seek necessary approvals for our human and veterinary drug product candidates, conduct species-specific formulation studies for our non-prescription products, and increase commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our products or product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

As more fully discussed in Note 1 to our consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through March 2027, or one year from the filing date of our Form 10-K. While we received $18.0 million in proceeds provided by our January 12, 2026, license agreement, this infusion of capital is not sufficient to fully alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their investment. Our long-term viability remains dependent on the success of our commercialization efforts and our ability to secure significant additional financing to fund our ongoing operations and clinical trials.

We expect to incur significant additional costs as we continue commercialization efforts for current prescription drug candidates or other product candidates and undertake the clinical trials necessary to obtain any necessary regulatory approvals, as we focus on rare disease programs.

Napo commenced sales of Mytesi for adults with HIV/AIDS on antiretroviral therapy in September 2016. Jaguar launched Canalevia-CA1 for CID in dogs in December 2021. Moreover, as previously announced, we and our subsidiary, Napo, entered into a license agreement with Woodward Specialty LLC (“Woodward”), an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak on January 12, 2026, pursuant to which Napo granted to Woodward an exclusive, non-transferable, sublicensable, royalty-free right and license under certain of our existing patents to commercialize our Mytesi and Canalevia products in the United States for an upfront payment and potential milestone payments, which products represented our main commercial assets. We will need to continue to invest in developing our internal and third-party sales and distribution network and outreach efforts to key opinion leaders in the gastrointestinal health industry, including physicians and veterinarians, as applicable.

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

We are forecasting continued losses and negative cash flows as we continue to fund our operating and marketing activities and research and development programs and to complete the development of all the current products in our pipeline or any additional products we may identify. Moreover, as previously announced, we and Napo entered into a license agreement with Woodward Specialty LLC as licensee, and Future Pak on January 12, 2026, pursuant to which Napo granted to Woodward an exclusive, non-transferable, sublicensable, royalty-free right and license under certain of existing patents to commercialize our Mytesi and Canalevia products in the United States for an upfront payment and potential milestone payments, which products represented our main commercial assets. As a result, we will need to seek additional funds through public or private equity or debt financing or other sources such as strategic collaborations in order to fund our operating and any marketing activities and research and development programs. Any such financings or collaborations may result in dilution to our stockholders, the imposition of debt covenants and repayment obligations, or other restrictions that may harm our business or the value of our common stock. We may also seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions or potential license arrangements.

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

General economic conditions, both inside and outside the US, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, economic slowdown or recession, and geopolitical events, including civil or political unrest (e.g. Ukraine Conflict and Iran Conflict), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could, in the future, negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation, and interest rate fluctuations may increase our financing costs or restrict our access to potential sources of future liquidity. Additional funds may not be available when we need them on terms that are acceptable to us, or we may not have sufficient authorized shares to raise additional capital. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate one or more of our product development programs or future commercialization efforts.

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

Other than Mytesi and Canalevia-CA1 (for which we have conditional approval), we currently do not have regulatory approval for any of our prescription drug product candidates. Our current efforts are primarily focused on the ongoing commercialization of Mytesi and Canalevia-CA1 and development efforts related to Mytesi and Canalevia-CA1. With regard to Mytesi, we are focused on marketing the product in the US as well as on development efforts related to a follow-on indication for Mytesi in CTD, an important supportive care indication for patients undergoing primary or adjuvant chemotherapy for cancer treatment. Mytesi is also in development for other possible follow-up indications, including the rare disease indications of SBS with intestinal failure and CDD, for IBS-D and idiopathic/functional diarrhea, and for pediatric MVID patients. With regard to Canalevia-CA1, we are focused on the ongoing commercialization of the product in the US for CID in dogs. Moreover, as previously announced, we and Napo entered into a license agreement with Woodward Specialty LLC as licensee, and Future Pak on January 12, 2026, pursuant to which Napo granted to Woodward an exclusive, non-transferable, sublicensable, royalty-free right and license under certain of our existing patents to commercialize our Mytesi and Canalevia products in the United States for an upfront payment and potential milestone payments, which products represented our main commercial assets. In addition, a second-generation proprietary anti-secretory agent is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. Crofelemer has been granted orphan-drug designation for SBS and MVID, a CDD condition, by both the FDA and EMA. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations, or enter into potential strategic transactions, will depend heavily on the success of Mytesi and Canalevia-CA1.

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

As previously announced, while the initial top line results from the OnTarget study showed that the clinical trial did not meet its primary estimand for the prespecified analysis of all tumor types and all targeted therapies, in the prespecified subgroup of patients with breast cancer, crofelemer showed statistically significant improvement in the monthly responder analysis. In the second half of 2027, based on discussions with the FDA in May 2025, we plan to submit to the FDA the final clinical study report (CSR) for the OnTarget trial together with additional details of the responder analysis in the cohort of breast cancer patients, along with a patient survey evaluating clinically meaningful reductions in the frequency of weekly loose/watery stools for patients' metastatic cancer patients receiving targeted therapies with or without standard chemotherapy. If we cannot identify a reasonable pathway to make crofelemer available for breast cancer patients based on such responder analysis, we may decide to pause, change or discontinue development of other products within our supportive care business, which could prevent us from, or significantly delay, achieving profitability and could result in disruptions to our business including potential impairment charges, restructuring costs, or costs that are greater than expected.

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

Even if we obtain regulatory approval for planned follow-on indications of crofelemer, Canalevia, or our other product candidates, they may never achieve market acceptance. Further, even if Woodward is successful in the ongoing commercialization of Mytesi, Canalevia-CA1 and our other product candidates, we may not achieve commercial success.

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

Indena is a producer of Crofelemer and the botanical extract in Neonorm. Alivus used to be the manufacturer of crofelemer, the active API in Canalevia-CA1 and Mytesi. As announced in October 2015, we have entered into an agreement with Thermofisher, a provider of drug development and delivery solutions, under which Thermofisher provides enteric-coated tablets to us for use in humans and animals. We also may contract with additional third parties for the formulation and supply of finished products, which we will use in our planned studies and commercialization efforts.

We are dependent upon our contract manufacturers for the supply of the API in Mytesi, Canalevia-CA1 and our other products. We currently have sufficient quantities of the API used in Mytesi and Canalevia-CA1 to support our projected sales efforts. We are working with our contract manufacturers to increase the API manufacturing capacity of the API to support the sales forecast for 2026 and beyond. If our contract manufacturer cannot manufacture sufficient quantities of the API in a timely manner, we could suffer losses due to lost sales opportunities. We currently have sufficient quantities of the botanical extract used in Neonorm and Equilevia to support planned commercialization efforts for Neonorm and Equilevia. If we are not successful in reaching agreements with third parties on terms that we consider commercially reasonable for manufacturing and formulation of Mytesi and Canalevia-CA1, or if our contract manufacturer and formulator are not able to produce sufficient quantities or quality of the Mytesi and Canalevia-CA1 API or finished product under their agreements, it could delay our plans and harm our business prospects.

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

The market for our human and animal products, and the gastrointestinal health market as a whole, is uncertain and may be smaller than we anticipate, which could lead to lower product revenue and harm our operating results.

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

Insurance coverage for Mytesi for its current approved indication could continue to be limited or end, or Mytesi might not receive insurance coverage for any approved follow-on indications, which could lead to lower revenue and harm our operating results.

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

We face challenges obtaining favorable reimbursement and insurance coverage for Gelclair, which limit its market adoption and commercial success.

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

Our obligations under the secured promissory notes issued to Streeterville are secured by a first priority security interest in all existing and future NP-300 technology held by Napo, including intellectual property, as provided in the Security Agreement, dated January 19, 2021, between Napo and Streeterville and the Security Agreement, dated March 6, 2026, between Napo and Streeterville. As a result, if we default on our obligations under these agreements, Streeterville could foreclose on its security interests and liquidate some or all of these assets, which would harm our plans to develop and commercialize NP-300, financial condition and results of operations and could require us to reduce or cease operations with respect to NP-300.

Our royalty interests require us to make minimum royalty payments, even if we do not sell a sufficient amount of products to cover such payments, which may strain our cash resources.

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. These royalty interests (as amended) require us to make minimum royalty payments beginning from July 2026, even if we do not sell a sufficient amount of product to cover such payments, which may strain our cash resources. Total minimum royalty payments, approximately totaling $27.0 million, will commence in 2026.

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

Our business is sensitive to general economic conditions, both inside and outside the US Slower global economic growth, credit market crises, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, changes in inflation and interest rate environments, sequestration and other austerity measures and other challenges affecting the global economy adversely affects us and our distributors, customers, and suppliers. It is uncertain how long these effects will last or whether economic and financial trends will worsen or improve. Changes in economic conditions, supply chain constraints, and steps taken by governments and central banks could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Such uncertain economic times may have a material adverse effect on our revenues, results of operations, financial condition, and, if circumstances worsen, our ability to raise capital at reasonable rates. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets, or if improvements in the global economy don’t benefit the markets we serve, our business could be adversely affected.

Additionally, as a result of any future global economic downturn, our third-party payers may delay or be unable to satisfy their reimbursement obligations. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private-payer healthcare and insurance programs. A reduction in the availability or extent of reimbursement from government and/or private payer healthcare programs could have a material adverse effect on the sales of our products, our business, the results of our operations and cash flows.

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

Our business, financial condition, results of operations, cash flows or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of the ongoing war in Ukraine and Iran, interest rate fluctuations, rising inflation, recession, or other global financial or geopolitical crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers and contract manufacturing organizations (“CMO”), possibly resulting in supply or manufacturing disruption. Any of the foregoing could harm our business and we cannot anticipate all the ways in which such conditions could adversely impact our business.

Geopolitical instability and armed conflict could disrupt our clinical trials and delay development of our product candidates. Geopolitical instability and armed conflict in regions where we support or conduct clinical trials or other research and development activities could disrupt our operations and delay development of our product candidates. For example, ongoing hostilities, military conflicts, or political instability in the Middle East, including potential escalation involving Iran or neighboring countries, could affect our ability to conduct clinical trials or collaborate with investigators, research institutions, or contract research organizations in the region. Such events could interrupt patient enrollment, prevent site monitoring, disrupt supply of investigational products, limit travel by our personnel or clinical investigators, or otherwise delay regulatory submissions and development timelines. Any prolonged disruption to our research and development activities in affected regions could materially delay or increase the cost of developing our product candidates.

Substantially all of our revenue for future periods will be received from one customer.

Our future revenue stream will substantially come from one customer, Woodward, and will solely be dependent on that certain manufacturing and supply agreement, dated January 12, 2026, by and among Napo, Woodward and Future Pak.

Evolving expectations around corporate responsibility practices, specifically related to Environmental, Social, and Governance ("ESG") matters, may expose us to reputational and other risks.

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

On June 25, 2024, we received a letter from Nasdaq confirming that we have regained compliance with the bid price requirement under Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). However, in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year through June 25, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds that the Company again out of compliance with the bid price requirement, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial panel or a newly convened hearings panel if the initial panel is unavailable. The Company will have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On March 24, 2025, we effected a 1-for-25 reverse stock split of our outstanding voting common stock. All share amounts and warrant or option exercise prices contained in this report reflect that adjustment.

On March 5, 2026, we received a written notification (the “Notice”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that because the bid price for our common stock for the previous 30 consecutive business days had closed below the minimum $1.00 per share, we were no longer in compliance with the requirement for continued listing on Nasdaq under Rule 5550(a)(2). Further, the Notice stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we effected a reverse stock split over the prior one-year period or effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The Notice stated that unless we timely request by March 12, 2026, an appeal before a Hearings Panel (the “Panel”), our securities would be scheduled for delisting from Nasdaq. We have requested an appeal before the Panel, which requested automatically stays any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process . There can be no assurance that the Panel will grant our request for continued listing or that we will be able to regain compliance and thereafter maintain our listing on Nasdaq.

In addition, while Listing Rule 5550(a)(5) currently requires the market value of publicly held shares of at least $1 million, Nasdaq has recently announced its intention to amend its rules to not only increase the market value of publicly held shares requirement to at least $5 million, but accelerate the suspension and delisting process for certain noncompliant companies. Specifically, assuming the proposed amendment to the rules as is adopted, if a company remains noncompliant with the $5 million market value of publicly held shares requirement for 30 consecutive trading days, it will be subject to immediate suspension and delisting without a compliance period.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter. In addition, even if we are successful in maintaining compliance with applicable Nasdaq continued listing requirements, our Board may decide, in its sole discretion, that the costs of compliance and the demands of management time and our resources required to maintain our Nasdaq listing are greater than the benefits received by the Company and our stockholders from being a Nasdaq-listed company and that, accordingly, consistent with other cash management and cost reduction measures that we have implemented, we should voluntarily delist from the Nasdaq Capital Market.

If our common stock were delisted from Nasdaq voluntarily or involuntarily, trading of our Common Stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTCID, OTCQX, OTCBX or OTC Pink which will reduce the market liquidity of our Common Stock. Delisting may result in lower levels of ownership and trading by institutional investors, who are generally guided by quantitative and qualitative investment standards such as market capitalization, minimum share price and liquidity, which in turn often produces lower trading volumes and reduced liquidity. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our Common Stock. Also, many brokers will not allow customers to hold non-listed securities in managed accounts or place restrictions which inhibit holding or trading, and it is generally understood that brokers will not recommend non-listed securities to retail clients, perhaps not as official policy but rather as a practical reality. We cannot assure you that our Common Stock, if delisted from Nasdaq voluntarily, or if they would be delisted involuntarily by Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

We have experienced and may continue to experience significant volatility in the price of our common stock. From January 2, 2025, through January 30, 2026, the share price of our common stock ranged from a high of $32 to a low of $0.67. The reason for the volatility in our stock is not well understood and may continue. Factors that may have contributed to such volatility include but are not limited to, those discussed previously in this “Risk Factors” section of this report and others, such as:

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

You may be diluted by exercises of outstanding options and warrants, and issuances of securities pursuant to our ATM Agreement, our stockholder rights plan, or other equity arrangements.

As of December 31, 2025, we had (i) outstanding options to purchase an aggregate of 196,052 shares of our common stock at a weighted average exercise price of $252.84 per share, (ii) outstanding options to purchase an aggregate of 520 share of our common stock issuable upon exercise of outstanding inducement options, with a weighted-average exercise price of $540.69 per share, (iii) 3,708,349 shares of our common stock issuable upon exercise of warrants outstanding, with weighted-average exercise price of $3.03, (iv) 181,011 shares of our common stock issuable upon vesting of outstanding RSUs, (v) 181,338 shares of our common stock issuable to third parties upon exercise of those shares, and (vi) 9 shares of our non-voting common stock issuable at an equivalent share of voting common stock. The exercise of such options, warrants, and vesting of RSUs will result in further dilution of your investment.

In addition, you may experience further dilution if we issue common stock in the future, including common stock from other equity arrangements or issued pursuant to our existing At The Market Offering Agreement dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”) (as amended, the “ATM Agreement”), and securities issued upon exercise of the Rights pursuant to our stockholder rights plan. Pursuant to the ATM Agreement, we may offer and sell our common stock from time to time pursuant to the terms of the ATM Agreement. During the year ended December 31, 2025, we sold 2,159,049 shares of common stock pursuant to the terms of the ATM Agreement for net proceeds of $6.3 million.

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

Our issuance of additional common stock and other securities to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Since March 2020, we have sold royalty interests to certain lenders that entitle such lenders to receive future royalties on sales of our products. The royalty interests (as amended) require us to make minimum royalty payments beginning in July 2026, even if we do not sell a sufficient amount of products to cover such payments, which may strain our cash resources.

Pursuant to the terms of the royalty interests (as amended), we have the right, at our sole discretion and subject to certain limitations, to exchange from time to time, all or any portion of such royalty interests for shares of our common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. Since January 2025, we have conducted various debt-for-equity and equity-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”), whereby we issued, in the aggregate, approximately [1.27] million shares of common stock and pre-funded warrants to purchase up to [13.39] million shares of common stock in exchange for a reduction in the outstanding balance of the royalty interests of approximately $[12.17] million. As of April 7, 2026, approximately [4.22] million shares of Common Stock were issued upon exercise of the aforementioned pre-funded warrants.

In addition to the royalty interests, we also issued secured promissory notes to certain lenders in January 2021 and November 2025, respectively. The total outstanding balance of the royalty interests and the secured promissory notes as of April 7, 2026, was approximately $[30] million.

Since our inception, we have incurred recurring operating losses and negative cash flows from operations. We expect to incur substantial losses and negative cash flows in future periods. At the present time, we have very limited cash resources to allocate to the repayment of outstanding debt when any part thereof becomes due. We have previously, as described above, issued equity securities including shares of our common stock and pre-funded warrants in exchange for debt, and we may continue to do so based upon such factors as the board of directors may deem relevant in its sole discretion, including, but not limited to, our cash balances. It is very likely that we will continue to issue additional securities to reduce debt in the future.

Because the exchange ratio for a future exchange would be based on the Nasdaq Minimum Price as of the time of such exchange, the exact magnitude of the dilutive effect of a future exchange cannot be conclusively determined as of the date of this Form 10-K.

By way of example only, based on an assumed effective Nasdaq Minimum Price of $0.40 per share (the “Assumed Exchange Price”), and assuming the Company has $30,000,000 debt outstanding (the “Assumed Debt Amount”), all of which shall be exchanged, up to a maximum of 75,000,000 shares of our common stock would be issuable upon such exchange. Based on the shares of our common stock outstanding as of April 7, 2026, which was 13,019,277, the shares of Common Stock issued upon the full exchange of the Assumed Debt Amount would represent approximately 86.99% of our outstanding Common Stock (after giving effect to such exchange). The Nasdaq Minimum Price in connection with any future exchange could be materially lower than the Assumed Exchange Price, which, for example, would have a material dilutive effect on existing stockholders.

For illustration purposes only, below is a table showing the number of shares of Common Stock that may potentially be issued upon full exchange of the Assumed Debt Amount, based on three hypothetical exchange prices. The number of shares of Common Stock issuable will correspondingly increase or decrease depending on the actual Nasdaq Minimum Price for the exchange.

(in thousands)	Scenario A	Scenario B	Scenario C
Hypothetical Nasdaq Minimum Price	$0.10	$0.60	$1.50
Assumed debt amount	30,000	30,000	30,000
Total number of shares of common stock issued upon full exchange of assumed debt amount	300,000	50,000	20,000
Percentage of outstanding common stock represented by shares of common stock issued upon full exchange of assumed debt amount (after giving effect to such exchange)*	96.40%	81.67%	64.06

*Calculated based on the shares of our Common Stock outstanding as of April 7, 2026 which was 13,019,277.

The potential for the issuance of such a substantial number of shares of common stock may depress the price of our common stock regardless of our business performance.

Risks Related to the Preferred Stock Dividend

The Series O Preferred Stock is not freely transferable and therefore provides limited liquidity to investors.

On February 18, 2026, we announced that our board of directors declared a special one-time dividend of one-tenth of one share of Series O Preferred Stock (as defined below) for each share of voting common stock outstanding, plus each share issuable upon exercise of certain warrants to purchase, in aggregate, 2,400,765 shares of our common stock with dividend rights (the “Eligible Warrants”) outstanding, at the close of business on March 2, 2026 (the “Preferred Stock Dividend Record Date”) (the “Preferred Stock Dividend”). The Preferred Stock Dividend was paid as of the close of business on March 4, 2026.

In connection with the Preferred Stock Dividend, on March 2, 2026 we filed a Certificate of Designation of Preferences, Rights and Limitations of Series O Convertible Preferred Stock (the “Certificate of Designation for Series O Preferred Stock”) with the Secretary of State of the State of Delaware, to designate 1,557,000 shares of our preferred stock, par value $0.0001 per share, as Series O Convertible Preferred Stock (the “Series O Preferred Stock”).

The Series O Preferred Stock provides limited liquidity since the Series O Preferred Stock may not be transferred, assigned or pledged by any holder without the prior written consent of the Company and are not certificated, listed on any exchange, or quoted on any quotation system. Moreover, the Series O Preferred Stock does not trade with our common stock.

The potential issuance of a large number of shares of common stock upon the conversion of our Series O Preferred Stock may have a negative effect on the trading price of our common stock as well as a significant dilutive effect.

The Certificate of Designation for Series O Preferred Stock provides that all of the then outstanding shares of Series O Preferred Stock shall convert, either as of December 31, 2026 or upon such earlier date, as determined by our board of directors in its sole discretion, to shares of common stock (the “Conversion Shares”) at a ratio, for each share of Series O Preferred Stock (the “Series O Conversion Ratio”), equal to (i) the Stated Value of $ 8.01 of a share of Series O Preferred Stock, divided by (ii) the Minimum Price (as defined hereunder) as of the applicable conversion date (the “Series O Conversion Price”). The “Minimum Price” as defined in the form of the Certificate of Designation for Series O Preferred Stock means, with respect to any given date, the lower of: (i) the closing price of our common stock immediately preceding such date or (ii) the average closing price of the common stock for the five trading days immediately preceding such date.

This conversion of all of the Series O Preferred Stock will result in the issuance of a substantial number of additional shares of our common stock and, as a result, the percentage ownership and voting power held by our stockholders who do not receive the Series O Preferred Stock as described below will be significantly reduced. Such stockholders will experience significant dilution.

A stockholder’s entitlement to the Preferred Stock Dividend as declared by our board of directors was determined by whether such stockholder held shares of our common stock as of the Preferred Stock Dividend Record Date for the Preferred Stock Dividend.

Our board of directors set March 2, 2026 as the Preferred Stock Dividend Record Date and March 4, 2026 as the dividend payment date (the “Dividend Payment Date”).

By way of example only, if a person acquired shares of our common stock on March 3, 2026, the day between the Record Date and the Dividend Payment Date, even though such person was a holder of record of our common stock when the Preferred Stock Dividend was paid, such dividend would be paid to the seller of the common stock who was the holder of record as of the Record Date rather than such person, because such person was not a holder of record of our common stock as of the Record Date.

Because the Series O Conversion Ratio for a future conversion will be based on the Series O Conversion Price as of the time of such conversion, the exact magnitude of the dilutive effect of a future conversion cannot be conclusively determined as of the date of this Form 10-K but will very likely be material to those stockholders who do not receive our Preferred Stock Dividend. Potential future reverse stock splits and potential exchanges of our existing debt for our common stock after the Preferred Stock Dividend Record Date pursuant to Section 3(a)(9) of the Securities Act, for example, could result in significant future dilution to our holders of common stock acquired after the dates outlined above who do not benefit from holding our Series O Preferred Stock.

By way of example only, based on an assumed effective Series O Conversion Price of $0.40 per share (the “Assumed Series O Conversion Price”) and the Stated Value of $ 8.01 for one share of Series O Preferred Stock, and assuming there are [1,361,945] shares of Series O Preferred Stock outstanding, which is approximately the total number of shares of Series O Preferred Stock that would be received by holders of record of the share of Common Stock outstanding as of March 2, 2026, the Record Date, and those certain warrants to purchase Common Stock with dividend rights (the “Eligible Warrants”) outstanding as of March 2, 2026 as the Preferred Stock Dividend, (the “Assumed Series O Share Amount”), all of which shall be converted, up to a maximum of [20,994,382] shares of our common stock will be issuable upon such conversion. Based on the shares of our common stock outstanding as of April 7, 2026 which was 13,019,277, the shares of common stock issued upon the full conversion of the Series O Preferred Stock would represent approximately [60.65]% of our outstanding common stock (after giving effect to such conversion and assuming full exercise of the Eligible Warrants into shares of common stock). The Conversion Price in connection with a future conversion could be materially lower than the Assumed Series O Conversion Price, which, for example, would have an even greater material dilutive effect on those stockholders who do not receive our Preferred Stock Dividend.

For illustration purposes only, below is a table showing the number of shares of common stock that may potentially be issued upon full conversion of the shares of Series O Preferred Stock, based on the Assumed Series O Share Amount and three hypothetical conversion prices. The number of shares of common stock issuable will correspondingly increase or decrease depending on the actual Conversion Price for the Series O Preferred Stock.

(in thousands)	Scenario A	Scenario B	Scenario C
Hypothetical Series O Conversion Price	$0.10	$0.60	$1.50
Hypothetical Series O Conversion Ratio	80.10	13.35	5.34
Hypothetical Aggregate Outstanding Shares of Series O Preferred Stock	1,361,945	1,361,945	1,361,945
Total Number of Shares of Common Stock Issued Upon Full Conversion of Series O Preferred Stock	83,977,529	13,996,255	5,598,502
Percentage of outstanding common stock represented by shares of common stock issued upon full exchange of assumed debt amount (after giving effect to such exchange)*	86.05%	50.68%	29.13%

*Calculated based on the shares of our common stock outstanding as of April 7, 2026 which was 13,019,277.

The potential for the issuance of such a substantial number of shares of common stock may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while the Series O Preferred Stock is outstanding.

Further, it is possible that we will not have a sufficient number of available shares of common stock to satisfy the full conversion of the Series O Preferred Stock if the applicable Conversion Price is reduced. If we do not have a sufficient number of available shares for such conversion, we will be required to increase our authorized shares of common stock or conduct a reverse stock split with respect to issued and outstanding shares of common stock, which may require additional stockholder approval and will be time consuming and expensive.

Holders of Eligible Warrants will not actually receive the Preferred Stock Dividend unless and until the exercise of the Eligible Warrants and will cease to be entitled to the Preferred Stock Dividend upon transfer of the Eligible Warrants.

In addition to the holders of record of shares of our common stock at the close of business on the Preferred Stock Dividend Record Date, holders of certain warrants to purchase, in aggregate, 2,400,765 shares of our common stock with dividend rights (the “Eligible Warrants”) outstanding at the close of business on the Preferred Stock Dividend Record Date will also be entitled to the Preferred Stock Dividend. However, pursuant to the terms and conditions of the Eligible Warrants respectively, a holder of an Eligible Warrant will not actually receive shares of Series O Preferred Stock as a dividend (or alternatively, shares of our common stock issued upon conversion of the Series O Preferred Stock in accordance with the terms of the Certificate of Designation for Series O Preferred Stock, if the Series O Preferred Stock has been converted), in respect of any shares of our common stock issuable upon exercise of the Eligible Warrant (the “Warrant Shares”), unless and until such holder exercises the Eligible Warrant at any time prior to the expiration of the Eligible Warrant.

Moreover, an Eligible Warrant may be transferrable by its holder, with the right to receive the Preferred Stock Dividend (or the Conversion Shares upon and after the conversion of Series O Preferred Stock, as described hereunder) transferrable along with such Eligible Warrant, pursuant to the terms of such Eligible Warrant (a “Transferrable Eligible Warrant”). In the event that a Transferrable Eligible Warrant is transferred by its holder in accordance with its terms after the Preferred Stock Dividend Record Date, the transferee of such Transferrable Eligible Warrant shall become entitled to receive the Series O Preferred Stock as a dividend (or alternatively, the Conversion Shares issued upon conversion of the Series O Preferred Stock in accordance with the terms of the Certificate of Designation for Series O Preferred Stock, if the Series O Preferred Stock has been converted), in respect of the Warrant Shares issued upon exercise of the Transferrable Eligible Warrant by the transferee. The transferor of the Transferrable Eligible Warrant shall, upon such transfer, cease to have any right to receive the Preferred Stock Dividend (or the Conversion Shares upon and after the conversion of Series O Preferred Stock).

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

Holders

As of April 7, 2026, there were approximately nine stockholders of record of our common stock. These figures do not reflect the beneficial ownership or shares held in the nominee's name nor include holders of any RSUs.

Dividend Policy

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Recent Sales of Unregistered Securities

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”). Pursuant to such exchange agreement, the Company issued 51,600 shares of common stock to such holder in exchange for a $1,094,952 reduction in the outstanding balance of the royalty interest held by Uptown. The shares of common stock that were issued in this exchange transaction were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”).

On March 26, 2025, the Company entered into securities purchase agreements (the “Convertible Note Purchase Agreements”) with selected institutional and accredited investors (each, a “Note Investor”), pursuant to which the Company agreed to issue approximately $3.4 million aggregate principal amount of convertible promissory notes (collectively, the “Notes”) and warrants to purchase up to 622,584 shares of common stock to the Note Investors (the “Convertible Notes Financing”). The Convertible Notes Financing closed on March 31, 2025.

The Notes bore interest at the rate of 6% per annum and would mature on June 30, 2025 (the “Maturity Date”). The Notes were convertible, at each holder’s option, in part or in full, into an aggregate of 622,598 shares (the “Conversion Shares”) of common stock, at a conversion price of $5.535 per share for Investors who were not an officer, director, employee or consultant of the Company (collectively, an “Insider”), and $5.555 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

As an inducement to enter into the Convertible Note Purchase Agreements, the Investors received warrants (collectively, the “Convert Warrants”) to purchase up to an aggregate of 622,598 shares of common stock (the “Convert Warrant Shares”) with a fair value of $3.3 million and an initial exercise price equal to $5.41 per share for Investors who were not Insiders, and $5.43 per share for Investors who were Insiders, in each case subject to adjustment for reclassification of the common stock, non-cash dividend, stock split, reverse stock split or other similar transaction (the “Convert Warrant Exercise Price”). The Convert Warrants would be exercisable immediately upon issuance and would expire on the earlier of (i) March 31, 2030, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event (the “Convert Warrant Expiration Date”).

Certain Insiders, including the Company’s Chief Executive Officer, Chief Financial Officer and certain members of the Company’s board of directors and officers, participated in the Private Placement. These Insiders purchased $535,000 aggregate principal amount of the Notes, which were convertible into up to 96,309 Conversion Shares, and received Convert Warrants to purchase up to 96,309 Convert Warrant Shares.

In connection with the Convertible Notes Financing, the Company issued to H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the Convertible Notes Financing, warrants to purchase up to 37,376 shares of common stock (the “Convert PA Warrants”) with a fair value of $259,000. The Convert PA Warrants are immediately exercisable, would expire on the Convert Warrant Expiration Date, and have an exercise price of $6.9188 per share.

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad Research and Trading, L.P. (“Iliad”) pursuant to which the Company issued an aggregate of 57,500 shares of common stock to Iliad in exchange for $632,500 reduction in the outstanding balance of October 2020 Purchase Agreement. The shares of common stock that were issued in this exchange transaction were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 60,000 shares of common stock to Iliad in exchange for a $466,200 reduction in the outstanding balance of the October 2020 Purchase Agreement. The shares of common stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On May 14, 2025, the Company entered into privately negotiated exchange agreements with Iliad and Streeterville, under which the Company issued 22 and 99.3822 shares of Series L Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Purchase Agreement, and for all of the outstanding 99.3822 shares of Series J Preferred Stock held by Streeterville, respectively. The shares of Series L Preferred Stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

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

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.57 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Replacement Notes would mature on January 30, 2026, bore interest at 6% per annum, and were immediately convertible at the option of the holders into up to 481,150 shares of the Company’s common stock at a conversion price of $5.535 per share for non-Insiders and $5.555 per share for Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions; provided, however, that (a) no conversion shares may be issued to a noteholder who was an Insider unless the stockholder approval was obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), and (b) the total cumulative number of conversion shares that may be issued to a noteholder who was not an Insider, together with any shares of Common Stock issued to (i) such noteholder upon exercise of the New Warrants issued to such noteholder and (ii) the other Participating Investors in the same series of transactions as the Replacement Notes, may not exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d), if applicable) (the “Issuance Cap”), unless the stockholder approval was obtained by the Company to issue more than the Issuance Cap. The Company also issued warrants to purchase common stock (the “New Warrants”) and agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

In connection with the Note Exchange Transaction, the Company issued to the Participating Investors New Warrants to purchase up to an aggregate of 928,582 shares of common stock (the “New Warrant Shares”) with an initial exercise price equal to $2.70, subject to adjustment for reclassification of the common stock, non-cash dividend, stock split, reverse stock split or other similar transaction. The New Warrants would be exercisable immediately upon the Initial Exercise Date (as define therein) and would expire on the earlier of (i) 18 months from the date of issuance, (ii) the consummation of a fundamental transaction and (iii) the consummation of a liquidation event; provided, however, that no New Warrant Shares may be issued to a holder unless the stockholder approval was obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and/or 5635(d), as applicable.

All of the securities issued in the Note Exchange Transaction were offered and sold in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On June 27, 2025, the Company entered into a privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Purchase Agreement and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively. The shares of Series M Preferred Stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

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

On November 17, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued an aggregate of 361,271 shares of common stock to Streeterville in exchange for 25 outstanding shares of Series M Preferred Stock held by Streeterville. Upon completion of such exchange transaction, the exchanged Series M Preferred Stock were cancelled and retired. The common stock were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

On December 9, 2025, the Company entered into a privately negotiated exchange agreement with Iliad (the “First Exchange Agreement”), pursuant to which the Company issued (i) 400,000 shares (the “First Exchange Shares”) of common stock and (ii) a pre-funded common stock purchase warrant to purchase 1,304,545 shares of common stock (the “First Pre-Funded Warrant”) to Iliad in exchange for 75 shares of Series M Preferred Stock held by Iliad (the “First Exchange Transaction”). Upon completion of the First Exchange Transaction, such 75 shares of Series M Preferred Stock were cancelled and retired.

On December 11, 2025, the Company entered into another privately negotiated exchange agreement with Iliad (the “Second Exchange Agreement” and together with the First Exchange Agreement, collectively the “Exchange Agreements”), pursuant to which the Company issued (i) 40,000 shares of common stock (the “Second Exchange Shares” and together with the First Exchange Shares, collectively the “Exchange Shares”) and (ii) a pre-funded common stock purchase warrant to purchase 304,827 shares of common stock (the “Second Pre-Funded Warrant” and together with the First Pre-Funded Warrant, collectively the “Pre-Funded Warrants”) to Iliad in exchange for 16 shares of Series M Preferred Stock held by Iliad (the “Second Exchange Transaction”). Upon completion of the Second Exchange Transaction, such 16 shares of Series M Preferred Stock were cancelled and retired.

Each of the Pre-Funded Warrants is exercisable in part or in full immediately at an exercise price of $0.001 per share, and may be exercised at any time until such Pre-Funded Warrant is exercised in full. The Pre-Funded Warrants provide that the number of shares that may be exercised shall be limited to ensure that, following such exercise, the number of shares of Common Stock beneficially owned by the holder, together with its affiliates and certain related parties, does not exceed 9.99% of the total number of shares of common stock then issued and outstanding.

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on February 4, 2025 and March 26, 2025, May 2, 2025, May 15, 2025, May 22, 2025, June 24, 2025, June 30, 2025, September 11, 2025, October 1, 2025, October 3, 2025, November 19, 2025, and December 12, 2025, and on Form 8-K/A on April 25, 2025, there were no unregistered sales of equity securities during the period. Refer to Item 16. Subsequent Events for subsequent sales of unregistered securities.

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

Overview

Jaguar Health, Inc. (“Jaguar”), in conjunction with Jaguar family company Napo Pharmaceuticals, Inc. (“Napo”), develops novel proprietary prescription drugs sustainably derived from plants for people with complicated gastrointestinal (“GI”) disease states. Jaguar family companies Napo and Napo Therapeutics, S.p.A., an Italian corporation Jaguar established in Milan, Italy in 2021, are focused on expanding global crofelemer access and are developing new therapies for orphan and rare GI conditions. Jaguar Animal Health is a Jaguar tradename. Magdalena Biosciences, a joint venture formed by Jaguar and Filament Health Corp., is focused on developing novel prescription medicines derived from plants for mental health indications.

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

Napo’s crofelemer 125 mg delayed-release tablets (Mytesi) is an FDA-approved prescription drug for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In January 2026, following Napo’s entry into a US licensing agreement with an affiliate of privately held Future Pak, LLC (“Future Pak”), Future Pak became the exclusive marketer for Mytesi as well as the tablet formulation for animal health, Canalevia-CA1, which is Jaguar’s crofelemer prescription drug for the treatment of chemotherapy-induced diarrhea in dogs. Jaguar was provided with $16 million of non-dilutive capital in January 2026 upon closing of the agreement with Future Pak, with an additional $2 million due to Jaguar upon completion of post-closing conditions. Per the terms of the agreement, Jaguar also has the opportunity to receive up to $20 million in milestone payments and other future payments. Jaguar will continue to manufacture crofelemer for Mytesi and Canalevia-CA1 for Future Pak. Mytesi and Canalevia-CA1 are both delayed-release tablet formulations of crofelemer.

In May 2025, Napo conducted a Type C Meeting with the Division of Gastroenterology at the FDA to discuss the responder analysis results of crofelemer in the cohort of breast cancer patients receiving targeted therapies with or without cytotoxic chemotherapy for prophylaxis of diarrhea from the company’s pivotal OnTarget Phase 3 clinical trial. OnTarget was a 24-week (two 12-week stages), randomized, multicenter, placebo-controlled, double-blind global study to evaluate the safety and efficacy of crofelemer in diarrhea prophylaxis in adult solid tumor patients receiving targeted therapies with or without standard chemotherapy. As previously announced, the top line results from the OnTarget study showed that the trial did not meet its primary endpoint for the prespecified analysis of all tumor types and all targeted therapies. As previously announced, in the prespecified subgroup of patients with breast cancer, crofelemer showed statistically significant improvement in the monthly responder analysis. Breast cancer patients represent one of the largest group of adult patients with solid tumors with patients often remaining on targeted therapy over prolonged periods in both adjuvant and metastatic settings.

The results in the cohort of patients with breast cancer are based on responder analysis, as was also the primary endpoint in the pivotal Phase 3 ADVENT trial that led to FDA approval of crofelemer for its currently commercialized indication, under the brand name Mytesi, for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. Patients with breast cancer accounted for 183 of the 287 participants in the OnTarget clinical trial, and the results of responder analysis for patients with breast cancer were the subject of a poster presentation at the Multinational Association of Supportive Care in Cancer (MASCC) in Seattle in June 2025.

A greater proportion of patients with breast cancer randomized to the crofelemer arm were monthly responders for the entire 3-month period of the OnTarget study. This research underscores the potential of crofelemer for prophylaxis of cancer therapy-related diarrhea (CTD) in adult patients with breast cancer receiving targeted therapies with or without chemotherapy.

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

In the second half of 2026, based on discussions with the FDA in May 2025, the company plans to submit to the FDA the final clinical study report (CSR) for the OnTarget trial together with additional details of the responder analysis in the cohort of breast cancer patients, along with a patient survey evaluating clinically meaningful reductions in the frequency of weekly loose/watery stools for patients metastatic cancer patients receiving targeted therapies with or without standard chemotherapy. The currently estimated US metastatic breast cancer population potentially also qualifies as an orphan population, in alignment with the Company’s core focus on orphan diseases. The Company therefore intends to request orphan drug designation from the FDA for the CTD indication in this population. Given crofelemer’s novel and paradigm-shifting physiological mechanism of action, the Company also plans to seek Fast Track designation from the FDA to support potentially expedited regulatory review and potential approval in the US for crofelemer for CTD in metastatic breast cancer patients.

Napo is developing a novel, highly concentrated lyophilized crofelemer powder for oral solution for its prioritized focus on intestinal failure (IF) for the treatment of the ultrarare pediatric disorder, microvillus inclusion disease (MVID), and short bowel syndrome with intestinal failure (SBS-IF). Crofelemer oral powder for solution formulation is a paradigm-shifting and first-in-class drug for the development of novel therapies for these serious unmet medical conditions. This lyophilized oral powder for solution is in advanced clinical development with near-term New Drug Application (NDA) opportunity for MVID and rapid time to market for this potentially breakthrough drug. The lyophilized crofelemer powder for solution has a unique IP position with a long period of exclusivity due to the botanical origin of the drug.

Intestinal failure (IF) is a debilitating condition that often requires patients to receive life-sustaining fluids, electrolytes and nutrients through intravenous administration, which consists of total parenteral nutrition (TPN) with supplemental intravenous fluids, which together constitute parenteral support (PS). Many intestinal failure patients require PS up to 7 days a week, and sometimes for 20 hours or more per day. While crucial for IF patients, PS is associated with significant toxicities to patients, similar to some toxicities associated with chemotherapy, often causing serious health problems including infections, metabolic complications, and liver and kidney function problems. These symptoms may emerge at any time in intestinal failure patients and often become life-threatening.

MVID is an ultrarare, fatal pediatric disorder with around 200 patients in the US and EU combined. There are currently no approved therapies and only lifelong PS, making it one of the most serious unmet medical needs in pediatric patients due to the lethal natural history of the disease. Crofelemer's unique physiological mechanism of modulating intestinal chloride ion secretion results in normalizing electrolyte and fluid balance in the gastrointestinal (GI) tract which reduces the need for electrolyte and fluid requirements through PS. Since MVID patients lack a brush border membrane, this physiological MOA addresses the pathophysiology of MVID, and represents a paradigm-shifting therapy for reduction of PS, which would potentially reduce TPN- and MVID-related comorbidities and improve clinical outcomes.

SBS-IF affects an estimated 12,000 patients in the US. SBS-IF patients without colon-in-continuity have poor prognosis with significant comorbidities associated with life-sustaining PS and disease pathology. Despite availability of GLP-2 therapies, which require intestinal adaptation of 2-3 years following abdominal surgery in a subset of SBS-IF patients, PS remains the life-sustaining standard of care for these patients. Novel crofelemer powder for oral solution is a first-in-class paradigm-shifting therapy which does not require intestinal adaptation and can be initiated within 6-12 months after surgery upon stabilization of PS. Since it is not a growth hormone, it can be used in SBS-IF patients who have had abdominal surgery due to cancer, mesenteric etiologies, and inflammatory bowel conditions such as Crohn’s disease and colitis. Furthermore, crofelemer, due to its unique physiological MOA of modulating intestinal chloride ion secretion for maintaining electrolyte and fluid balance, can be used in combination with GLP-2 analogs as well as in patients who are either intolerant or for whom GLP-2 is contraindicated.

SBS affects approximately 10,000 to 20,000 people in the US, according to the Crohn’s & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size, and the US population of SBS-IF patients was estimated at 12,000 patients in 2021 in a well-done epidemiology study. Despite limited treatment options, the global market for SBS was valued at $2 billion in 2024 and is projected to reach $6.4 billion by 2030, according to a report by ResearchAndMarkets.com. MVID is an ultrarare pediatric disease, with an estimated prevalence of a couple of hundred patients globally. Jaguar estimates that the global market size for MVID therapies is in the range of $50 million to $100 million, based on market research with key opinion leaders (KOLs) and payers.

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID, an ultra-rare congenital diarrheal disorder (“CDD”), and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for short bowel syndrome (“SBS”) by the EMA in December 2021 and by the FDA in August 2017. In August 2023, the FDA activated Napo’s Investigational New Drug (“IND”) application for a new crofelemer powder for oral solution formulation for the treatment of MVID.

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

Napo is currently supporting multiple proof-of-concept (POC) investigator-initiated trials (IIT), and also conducting two pivotal clinical trials, of crofelemer powder for oral solution for MVID and SBS-IF in the US, European Union (EU), and/or Middle East. The Company’s trial to evaluate the safety and efficacy of crofelemer powder for oral solution in pediatric MVID patients is ongoing at multiple sites. Napo Therapeutics is conducting a Phase 2 study in adult SBS-IF patients at multiple clinical sites in Italy and Germany. An open label IIT is ongoing in pediatric IF patients with MVID and/or SBS in Abu Dhabi in the United Arab Emirates. Groundbreaking results from pediatric IF patients with MVID and SBS-IF were presented at North American Society for Pediatric Gastroenterology, Hepatology and Nutrition (NASPGHAN 2025) in Chicago. The study showed that the liquid formulation of crofelemer powder resulted in a reduction of parenteral support (PS) of up to 37% in a pediatric MVID patient who has remained on crofelemer therapy for >1 year. PS reductions of up to 15.6% were observed in two pediatric SBS-IF patients who have also remained on crofelemer oral liquid treatment for >1 year.

Napo is also supporting an IIT in the US to evaluate crofelemer powder for oral solution for treatment of adult SBS-IF patients. The Company plans to pursue approval of crofelemer powder for oral solution for MVID in the US following the completion of the pivotal pediatric MVID trial. In accordance with the guidelines of specific EU countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating IF conditions. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow expedited pathways for regulatory approval in the US. Napo Therapeutics plans to pursue the opportunity for crofelemer powder for oral solution for PRIME designation, a European Medicines Agency (EMA) program providing enhanced interaction and early dialogue with drug developers of novel medicines targeting unmet medical needs. In the US, Napo plans to pursue Breakthrough Therapy Designation (BTD) from the FDA. If a drug is designated as breakthrough therapy, the FDA will expedite the review timeline for the drug.

In addition, a second-generation proprietary anti-secretory antidiarrheal drug (“NP-300”) is in development for symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral, and parasitic infections, including Vibrio cholerae, the bacterium that causes cholera. This program is being pursued with the potential targeted incentive of a tropical disease review voucher from the FDA.

In keeping with the Company’s focus on supportive care for patients undergoing cancer treatment, Jaguar in April 2024 signed an exclusive 5-year in-license agreement with United Kingdom-based Venture Life Group PLC ("Venture Life"), an international consumer health company focused on the global self-care market, for Venture Life's FDA-approved oral mucositis prescription product, Gelclair, for the US market. In October 2024, Jaguar initiated the commercial launch of Gelclair, the Company’s third commercialized prescription product, in the US.

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

In January 2023, Jaguar and Filament Health, with funding from One Small Planet, formed the US-based joint venture Magdalena Biosciences (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, attention-deficit/hyperactivity disorder (“ADHD”) in adults. The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's Entheogen Therapeutics Initiative (ETI) and Filament’s corporate mission to develop novel, natural prescription medicines from plants. Magdalena is leveraging Jaguar’s proprietary medicinal plant library and Filament’s proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team. Magdalena is currently approximately 40-percent owned by Jaguar.

In the field of animal health, Jaguar Animal Health is continuing limited activities related to developing first-in-class gastrointestinal products for dogs. In December 2021, the Company received conditional approval from the FDA to market Canalevia-CA1 (crofelemer delayed-release tablets) for the treatment of chemotherapy-induced diarrhea (CID) in dogs. The FDA conditionally approved Canalevia-CA1 under application number 141-552. Conditional approval allows for product commercialization while Jaguar Animal Health continues to collect the substantial evidence of effectiveness required for full approval. We have received a Minor Use in a Major Species (“MUMS”) designation from the FDA for Canalevia-CA1 to treat CID in dogs. FDA has established a "small number" threshold for minor use in each of the seven major species covered by the MUMS Act. The small number threshold is currently 80,000 for dogs, representing the largest number of dogs that can be affected by a disease or condition over the course of a year and still have the use qualify as a minor use.

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

Napo completed its requisite preclinical and formulation activities to support the IND application for NP-300, its second-generation, plant-based oral prescription drug product, for clinical development for the symptomatic relief and treatment of moderate-to-severe diarrhea, with or without concomitant antimicrobial therapy, from bacterial, viral and parasitic infections including Vibrio cholerae, the bacterium that causes cholera. Following the completion of the Phase 1 trial, the Company will be positioned to initiate the next stage of our clinical development program for cholera-related diarrhea when our development team has the requisite resources and bandwidth to initiate the additional required trials.

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

We expect that NP-300 could be significantly less expensive and would support development efforts to receive a tropical disease priority review voucher (“TDPRV”) from the FDA for an indication of the symptomatic treatment of diarrhea from acute infections such as cholera. The FDA grants priority review vouchers as an incentive to develop treatments for neglected diseases and rare pediatric diseases. Priority review vouchers are transferable and, in past transactions by other companies, have sold for prices ranging from $60 million to $350 million. The NP-300 program is paired with funding from a promissory note related to the potential future sale of a possible TDPRV.

Napo has actively ensured that its intellectual property (“IP”) filings in support of the development of crofelemer for various proposed indications are protected appropriately. The IP portfolio for crofelemer includes the relief and treatment of HIV-associated diarrhea and CID as well as planned indications for inflammatory diarrhea, IBS-D, CDD, and SBS, with all indications, Napo prioritizes IP protection. Napo currently holds approximately 195 patents, the majority of which do not expire until 2027-2031.

Napo and Napo Therapeutics remain focused on the development of crofelemer powder for solution for the rare disease indications of MVID and SBS-IF. Our management team has significant experience in gastrointestinal product development. We have assembled an impressive group of scientific advisory board (“SAB”) members who work closely with the Chair of Jaguar’s Scientific Advisory Board, Dr. Pravin Chaturvedi, who also serves as the Chief Scientific Officer (“CSO”) of Jaguar.

We believe Jaguar is poised to realize the opportunities for the commercialization of crofelemer powder for oral solution for our IF programs from MVID and SBS-IF. Jaguar, through Napo, holds global unencumbered rights for crofelemer.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flow, and we expect to continue to incur significant research and development and other expenses. Our net comprehensive losses were $54.4 million and $39.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had total stockholders' deficit of $18.7 million, an accumulated deficit of $399.9 million, an accumulated other comprehensive loss of $833,000 and cash of $968,000. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the year ended December 31, 2025 amounted to $431,000.

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
•
Revenues from the license agreement made with Gen Ilac Ve Saglik Urunleri Sanayi Ve Ticaret, A.S., ("Gen" or "Licensee") from which all finished Mytesi are sold in the licensed territory.
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

Cost of Product Revenue

The cost of revenue consists of direct drug substance and drug product materials expenses, direct labor, distribution fees, royalties, and other related expenses associated with the sale of our products.

Research and Development

Research and development ("R&D") expenses consist primarily of clinical trial expenses and contract manufacturing costs, personnel and related benefits, stock-based compensation, employee travel, and reforestation expenses. Clinical and contract manufacturing expenses consist primarily of costs for executing clinical study protocols for safety and efficacy together with evaluating the stability, and manufacturing costs for crofelemer delayed-release tablets as well as crofelemer drug substance from Alivus an outsourced, FDA-approved crofelemer API provider in India. It also includes expenses with a third-party provider for transferring the Mytesi manufacturing process and the related feasibility and validation activities at a contract manufacturing facility in the US.

We capitalize certain tangible research and development materials, such as API and intermediate lyophilized products, that have a probable alternative future use. We reclassify and expense these materials as R&D expense when they are consumed in research activities or become specifically dedicated to a clinical trial. The determination of when materials are "specifically dedicated" to a clinical trial is a critical accounting estimate because it requires significant management judgment. We evaluate dedication based on several factors, including the finalization of clinical protocols, trial-specific labeling requirements, and the initiation of trial-specific manufacturing or packaging runs. If management’s judgment regarding the timing or probability of clinical trial commencement were to change, it could result in the immediate expensing of significant capitalized balances. A material delay or change in clinical strategy could result in the recognition of substantial R&D expenses in a single period, which could materially impact our reported results of operations.

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by prescription drug product candidate and non-prescription product, and we track personnel or other internal costs related to the development of specific programs or development compounds.

As of December 31, 2025, the Company has incurred approximately $25.0 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

Research and development expenses decreased following the completion of the in-life portion of the Phase 3 OnTarget Trial in first half of 2025. During the second half of 2026, the Company will submit clinical study report (CSR) and new protocols for the additional phase 3 clinical trial of crofelemer delayed-release tablets for the treatment of diarrhea in adult patients with metastatic breast cancer. Following FDA clearance for this new study in metastatic breast cancer patients, the costs associated with the clinical trial conduct will incur in the succeeding months in 2026.

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of December 31, 2025, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia-CA1 and Neonorm Calf or Neonorm Foal for the years ended December 31, 2025 and 2024.

On January 12, 2026, Napo and the Company, entered into a license agreement with Woodward Specialty LLC (“Woodward”), an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak, pursuant to which, Napo (a) granted to Woodward an exclusive, nontransferable, sublicensable, royalty-free right and license (subject to certain exceptions as set forth in the License Agreement) under the Napo Mytesi Patents (as defined in the License Agreement) to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia Product. Thus, we expect no sales and marketing expenses for these products going forward.

General and Administrative Expense

General and administrative expenses consist of personnel and related benefit expense, stock‑based compensation expense, employee travel expense, legal and accounting fees, rent and facilities expense, and management consulting expense.

In the near term, we expect general and administrative expense to decrease as we focus on our pipeline development and market access expansion on our Intestinal Failure (IF) programs.

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

For the year ended December 31, 2025, the only material impacts of IRA are a significant reduction in the Company’s Medicare Part D rebates payable to CMS and a reduction in patients’ out-of-pocket copays for their Mytesi prescriptions. Management continues to assess the evolving implications of the IRA on pricing, reimbursement, and research incentives.

Lease Commitments

As of December 31, 2025, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2025 and 2024, together with the change in such items in dollars and as a percentage.

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Product revenue, net	$11,339	$11,560	$(221)	(1.9)%
License revenue	172	129	43	33.3%
Total revenue	11,511	11,689	(178)	(1.5)%
Operating expenses
Cost of product revenue	3,774	1,955	1,819	93.0%
Research and development	24,966	16,542	8,424	50.9%
Sales and marketing	9,235	7,692	1,543	20.1%
General and administrative	18,644	16,331	2,313	14.2%
Impairment loss on indefinite-lived intangible assets	800	—	800	100.0%
Total operating expenses	57,419	42,520	14,899	35.0%
Loss from operations	(45,908)	(30,831)	(15,077)	48.9%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(6,266)	(9,485)	3,219	(33.9)%
Gain (loss) on extinguishment of debt	(1,799)	1,245	(3,044)	(244.5)%
Interest income (expense)	(67)	(231)	164	(71.0)%
Other income (expense)	43	51	(8)	(15.7)%
Loss before income tax expense	(53,997)	(39,251)	(14,746)	37.6%
Income tax expense	—	—	—	—%
Net loss	$(53,997)	$(39,251)	$(14,746)	37.6%
Net loss attributable to noncontrolling interest	$(563)	$(759)	$196	(25.8)%
Deemed dividend to preferred stockholders	$141	$—	$141	100.0%
Net loss attributable to common stockholders	$(53,575)	$(38,492)	$(15,083)	39.2%

Revenue

Product revenue

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Gross product sales
Mytesi	$15,002	$15,218	$(216)	(1.4)%
Canalevia	148	160	(12)	(7.5)%
Gelclair	140	49	91	185.7%
Neonorm	35	28	7	25.0%
Total gross product sales	15,325	15,455	(130)	(0.8)%
Medicaid rebates	(2,705)	(2,564)	(141)	5.5%
Sales discounts	(1,260)	(1,149)	(111)	9.7%
Sales returns	(21)	(182)	161	(88.5)%
Net product sales	$11,339	$11,560	$(221)	(1.9)%

Our gross product revenues were approximately $15.3 million and $15.5 million for the years ended December 31, 2025 and 2024, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and exclusive distribution agreement for the sale of Gelclair.

The decrease in gross product revenue of $130,000 for the year ended December 31, 2025 compared to the same period in 2024, was primarily due to the decrease in sales volume of Mytesi and Canalevia-CA1. The Company launched Gelclair during the third quarter of 2024, and recognized $140,000 in revenue for the year ended December 31, 2025.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates were $2.7 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively, an increase of $141,000 due to higher product utilization within the program coupled with changes in rebate agreements.

Sales discounts were $1.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, an increase of $111,000 due to changes in sales discount arrangements to various customers.

Sales returns were $21,000 and $182,000 for the years ended December 31, 2025 and 2024, respectively, a decrease of $161,000 due to the decrease in volume of sales returns.

License revenue

License revenues increased by $43,000 from $129,000 for the year ended December 31, 2024 to $172,000 in the same period in 2025, due to license agreement entered by the Company with GEN on March 18, 2024. The license revenue is recognized as the Licensee receives and consumes the benefits from the Company’s performance of providing access to its intellectual property evenly over the license period of 5 years.

Cost of Product Revenue

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Cost of Product Revenue
Direct labor	$556	$896	$(340)	(37.9)%
Material cost	903	796	107	13.4%
Distribution fees	125	186	(61)	(32.8)%
Other	2,190	77	2,113	2,744.2%
Total	$3,774	$1,955	$1,819	93.0%

The increase in cost of product revenue of $1.8 million for the year ended December 31, 2025 compared to 2024 was primarily due to:

•
Direct labor decreased by $340,000 from $896,000 for the year ended December 31, 2024 to $556,000 in the same period in 2025, due to a decrease in resources spent in testing and manufacturing of inventory.
•
Material cost increased by $107,000 from $796,000 for the year ended December 31, 2024 to $903,000 in the same period in 2025, due to higher average unit cost of the bottle lot sold for Mytesi, which increased from approximately $89 in 2024 to $119 in 2025. Sales volume for Gelclair also increased during the current year, contributing to the overall increase in material cost.
•
Distribution fees decreased by $61,000 from $186,000 for the year ended December 31, 2024 to $125,000 in the same period in 2025, due to the decrease in warehouse fees driven by the decrease in overall sales volume.
•
Other costs of product revenue increased by $2.1 million from $77,000 for the year ended December 31, 2024 to $2.2 million in the same period in 2025, due to the increase in royalty expense related to the sales of Gelclair. The increase reflects a higher sales volume threshold for royalty calculations, which grew from $300,000 in 2024 to $2.6 million in 2025, forming the basis for royalty payments. In addition, the Company recorded a $2.0 million reserve of inventory related to adjusting inventory to its fair value at December 31, 2025.

Research and Development

The following table presents the components of R&D expense for the years ended December 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$15,964	$6,068	$9,896	163.1%
Personnel and related benefits	5,994	6,713	(719)	(10.7)%
Materials expense and tree planting	338	345	(7)	(2.0)%
Stock-based compensation	269	711	(442)	(62.2)%
Travel and other expenses	220	204	16	7.8%
Other	2,181	2,501	(320)	(12.8)%
Total	$24,966	$16,542	$8,424	50.9%

The increase in R&D expense of $8.4 million for the year ended December 31, 2025 compared to 2024 was primarily due to:

•
Clinical and contract manufacturing expenses increased by $9.9 million from $6.1 million for the year ended December 31, 2024 to $16.0 million in the same period in 2025. Certain assets associated with crofelemer lyophilization and clinical trial data were charged to expense, as these assets have no alternative future use. The remaining increase was attributable to the continued advancement of our clinical programs into later-stage development, resulting in higher clinical trial-related expenses and expanded contract manufacturing activities.
•
Personnel and related benefits decreased by $719,000 from $6.7 million for the year ended December 31, 2024 to $6.0 million in the same period in 2025, due to a reduction in headcount and the absence of bonuses issued to clinical trial, research, and quality assurance staff during the year.
•
Stock-based compensation expense decreased by $442,000 from $711,000 for the year ended December 31, 2024 to $269,000 in the same period in 2025, due to higher RSU cancellations and decline in fair value of newly granted options, despite the increase in higher options and RSUs granted during the current year.
•
Other R&D expenses decreased by $320,000 from $2.5 million for the year ended December 31, 2024, to $2.2 million in the same period in 2025, as the Phase 3 On Target Clinical Trial concluded, reducing other expenses such as consulting, formulation, and regulation fees.

The following table presents the components of R&D expense per project for the years ended December 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Research and Development:
Clinical trials on:
Congenital diarrheal disorder (CDD) and microvillus inclusion disease (MVID)	$4,427	$1,747	$2,680	153.4%
Cancer therapy-related diarrhea (CTD)	1,151	3,616	(2,465)	(68.2)%
Short bowel syndrome with intestinal failure (“SBS-IF”)	936	982	(46)	(4.7)%
Canalevia-CA1 (crofelemer delayed-release tablets)	505	198	307	155.1%
Canalevia - commercial	289	364	(75)	(20.6)%
Gelclair	184	201	(17)	(8.5)%
Cholera	57	204	(147)	(72.1)%
Entheogen Therapeutics Initiative (ETI)	23	95	(72)	(75.8)%
Irritable bowel syndrome (“IBS-D”)	—	4	(4)	(100.0)%
General research and development activities	17,394	9,131	8,263	90.5%
Total	$24,966	$16,542	$8,424	50.9%

The increase in R&D expense of $8.4 million for the year ended December 31, 2025 compared to 2024 was primarily due to:

•
CDD and MVID clinical trial expenses increased by $2.7 million from $1.7 million for the year ended December 31, 2024 to $4.4 million in the same period in 2025, due to increased clinical trial activities related to progression from Phase 2 into Phase 3 clinical trial stage for MVID.
•
CTD clinical trial expenses decreased by $2.5 million from $3.6 million for the year ended December 31, 2024 to $1.2 million in the same period in 2025, as the Phase 3 OnTarget Clinical Trial concluded, reducing the clinical trial-related costs and external contract manufacturing services.
•
Canalevia-CA1 clinical trial expenses increased by $307,000 from $198,000 for the year ended December 31, 2024 to $505,000 in the same period in 2025, due to additional clinical trial activities required to transition the product for final FDA approval.
•
Commercial Canalevia clinical trial expenses decreased by $75,000 from $364,000 for the year ended December 31, 2024, to $289,000 in the same period in 2025, due to reduced research and clinical activities caused by reduced funding for the Canalevia program.
•
Cholera clinical trial expenses decreased by $147,000 from $204,000 for the year ended December 31, 2024, to $57,000 in the same period in 2025, due to reduced research and clinical activities caused by reduced funding for the cholera program.
•
ETI clinical trial expenses decreased by $72,000 from $95,000 for the year ended December 31, 2024, to $23,000 in the same period in 2025, due to the transfer of ETI research activities and assets to Magdalena Biosciences, Inc. (Magdalena).
•
Other R&D expenses increased by $8.3 million from $9.1 million for the year ended December 31, 2024, to $17.4 million in the same period in 2025. The remaining increase was attributable to the continued advancement of our clinical programs into later-stage development, resulting in higher clinical trial-related expenses and expanded contract manufacturing activities.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the years ended December 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$4,955	$3,449	$1,506	43.7%
Direct marketing fees and expense	2,744	2,407	337	14.0%
Stock-based compensation	111	149	(38)	(25.5)%
Other	1,425	1,687	(262)	(15.5)%
Total	$9,235	$7,692	$1,543	20.1%

The increase in S&M expense of $1.5 million for the year ended December 31, 2025 compared to 2024 was primarily due to:

•
Personnel and related benefits increased by $1.5 million from $3.4 million for the year ended December 31, 2024 to $5.0 million in the same period in 2025, due to additional headcount for the Gelclair sales team after their product launch in 2024, resulting in increased cost of compensation, health benefits, and commissions paid.

•
Other sales and marketing expenses decreased by $262,000 from $1.7 million for the year ended December 31, 2024 to $1.4 million in the same period in 2025, due to the absence of recruiting fees as no additional personnel hiring was required during the year and decreased consulting fees.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the years ended December 31, 2025 and 2024, together with the change in such components in dollars and as a percentage:

	Year Ended
	December 31,
(in thousands)	2025	2024	Variance	Variance %
General and Administrative:
Personnel and related benefits	$4,344	$4,724	$(380)	(8.0)%
Legal services	3,813	1,805	2,008	111.2%
Depreciation and amortization	1,858	1,840	18	1.0%
Public company expense	2,327	1,699	628	37.0%
Third-party consulting services	1,414	1,380	34	2.5%
Audit, tax and accounting services	717	737	(20)	(2.7)%
Lease expense	511	817	(306)	(37.5)%
Stock-based compensation	451	781	(330)	(42.3)%
Travel and other expenses	623	529	94	17.8%
Other	2,586	2,019	567	28.1%
Total	$18,644	$16,331	$2,313	14.2%

The increase in G&A expenses of $2.3 million for the year ended December 31, 2025 compared to 2024 was due primarily to:

•
Personnel and related benefits decreased by $380,000 from $4.7 million for the year ended December 31, 2024 to $4.3 million in the same period in 2025, largely due to the bonus paid in 2024 and none in 2025.
•
Legal services increased by $2.0 million from $1.8 million for the year ended December 31, 2024 to $3.8 million in the same period in 2025, due to corporate legal fees amounting to $1.3 million related to the licensing of Mytesi and Canalevia rights to Woodward Specialty, LLC. In addition, the overall increase in legal services is caused by $600,000 increase in compliance and legal costs associated with financing and public securities activities.
•
Public company expenses increased by $628,000 from $1.7 million for the year ended December 31, 2024, to $2.3 million in the same period in 2025 due to higher investor and public relations activities related to funding activities undertaken by the officers of the Company.
•
Lease expense decreased by $306,000 from $817,000 for the year ended December 31, 2024 to $511,000 in the same period in 2025, primarily reflecting the termination of Napo Thera’s office lease during the second half of 2025.
•
Stock-based compensation expense decreased by $330,000 from $781,000 for the year ended December 31, 2024 to $451,000 in the same period in 2025, due to higher RSU cancellations and decline in fair value of newly granted options, despite the increase in higher options and RSUs granted during the current year.
•
Travel and other expenses increased by $94,000 from $529,000 for the year ended December 31, 2024 to $623,000 in the same period in 2025, due to higher international trips related to funding activities undertaken by the officers of the Company.
•
Other general and administrative expenses increased by $567,000 from $2.0 million for the year ended December 31, 2024 to $2.6 million in the same period 2025, due to license fees related to Company's transition to new financial regulatory filing and financial compliance service provider. In addition, the overall increase in other general and administrative expenses is caused by higher Delaware franchise taxes, other licenses and fees.

Impairment Loss on Indefinite-lived Intangible Assets

The Company recognized an impairment loss on intangible assets amounting to $800,000 as a result of impairment evaluation to its in-process research and development (“IPR&D”) triggered by delays in IBS and PEDS programs, resulting in a decline of the estimated fair values of IPR&D.

Interest Expense, net

Interest expense decreased by $164,000 from $231,000 for the year ended December 31, 2024 to $67,000 in 2025, primarily due to the extinguishment of one royalty interest and the insurance financing agreements, as well as the 2019 Tempesta Note approaching maturity, which collectively resulted in lower interest expense incurred during the year.

Change in Fair Value of Freestanding and Hybrid Financial Instruments Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO decreased by $3.2 million, from a loss of $9.5 million in year ended December 31, 2024, to a loss of $6.3 million in the same period in 2025, primarily due to fair value adjustments in notes payable designated at FVO.

Gain or Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $3.0 million from a gain of $1.2 million gain for the year ended December 31, 2024 to a loss of $1.8 million for the same period in 2025, primarily due to substantial modifications to the expected payments of one royalty interest agreement, which triggered extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we had net losses of $54.0 million and $39.3 million, respectively, and expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At December 31, 2025, we had an accumulated deficit of $399.9 million and accumulated comprehensive loss of $833,000. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of December 31, 2025, we had cash of $968,000. As of December 31, 2025, the carrying amount of JAGX Holdings' assets included in our consolidated financial statements was restricted cash of $6.9 million. While our historical resources were insufficient to fund our operating plan for one year from the issuance of these financial statements, our liquidity position improved in January 2026. We entered into a US licensing agreement that provided $18.0 million in total upfront fees. While management believes this infusion improves our liquidity, it does not fully alleviate the conditions that raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements.

We have funded our operations primarily through issuing debt and equity securities, in addition to selling our commercial products. Cash provided by financing activities for the year ended December 31, 2025, were generated from $10.0 million proceeds from New Note from Streeterville, issuance of an aggregate of 2,159,049 shares of common stock under the ATM Agreement for total net proceeds of approximately $6.3 million, $3.4 million proceeds from Convertible Notes, $2.4 million in net proceeds from shares issued in PIPE financing, $1.3 million in net proceeds from shares issued to placement agents, $1.0 million in net proceeds from shares issued to Brown Stone Capital Limited, offset by $652,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

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

Liquidity Management

As of December 31, 2025, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a substantial increase in debt levels due to recent financing activities intended to support operational growth.

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

Comparison of Operating Loss and Cash Flow

For the year ended December 31, 2025, the Company’s operating cash flows showed a decline over the prior period. Net loss was $54.0 million, decreased by $15.4 million, or 37.6%, over the prior period due to an increase in research and development expenses. The ongoing significant variation between net loss and operating cash flows, highlights challenges in achieving cash flow positivity due to high non-cash charges, such as provision for inventory obsolescence, depreciation and stock-based compensation, alongside increased working capital needs to support expanded operations. This variation highlights the Company’s strategic focus on managing liquidity to maintain operational stability and pursue growth opportunities effectively.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

The following table shows a summary of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Total cash used in operating activities	$(23,686)	$(29,384)
Total cash used in investing activities	(41)	(231)
Total cash provided by financing activities	23,670	31,202
Effects of foreign exchange rate changes on assets and liabilities	(113)	(54)
Net increase (decrease) in cash and restricted cash	$(170)	$1,533

Cash Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities of $23.7 million resulted from our net comprehensive loss of $54.4 million adjusted by the change in fair value of freestanding and hybrid financial instruments designated at FVO of $6.3 million, provision for inventory obsolescence of $2.0 million, depreciation and amortization expenses of $1.9 million, loss on extinguishment of debt $1.8 million, stock-based compensation of $831,000, impairment loss on indefinite-lived intangible assets of $800,000, amortization of operating lease right-of-use assets of $289,000, share in joint venture’s loss of $162,000, amortization of debt issuance costs, debt discount, and non-cash interest expense of $153,000, and net changes in operating assets and liabilities of $16.5 million.

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

Cash Used in Investing Activities

During the year ended December 31, 2025, cash used in investing activities of $41,000 consisted of purchase of furniture and fixtures.

During the year ended cash used in investing activities of $231,000 consisted of a $16,000 purchase of equipment and purchase of intangible asset of $215,000.

Cash Provided by Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $23.7 million consisted of $10.0 million proceeds from New Note from Streeterville, issuance of an aggregate of 2,159,049 shares of common stock under the ATM Agreement for total net proceeds of approximately $6.3 million, $3.4 million proceeds from Convertible Notes, $2.4 million in net proceeds from shares issued in PIPE financing, $1.3 million in net proceeds from shares issued to placement agent, $1.0 million in net proceeds from shares issued to Brown Stone Capital Limited, offset by $652,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

Net cash provided by financing activities of $23.7 million in 2025, primarily from ATM offerings and issuance of New Note from Streeterville. This trend underscores the Company's ongoing necessity to leverage external financing to address cash flow shortfalls from operations.

During the year ended December 31, 2024, net cash provided by financing activities of $31.2 million consisted of issuance of an aggregate of 388,636 shares of common stock under the ATM Agreement for total net proceeds of approximately $30.8 million, $1.2 million proceeds from the issuance of common shares in exchange of License Agreement, offset by $608,000 repayment of insurance financing, and $100,000 in principal payments of the notes payable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jaguar Health, Inc.

101 Larkspur Landing Circle Suite 321 Larkspur, California 94939 www.rbsmllp.com 415.448-5061

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jaguar Health, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jaguar Health, Inc., (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Intangible asset and impairment assessment

As described in Note 2 and Note 6 to the consolidated financial statements, as part of an earlier business combination, the Company recognized an intangible asset consisting of in-process research and development ("IPR&D") initially valued at $4.8 million. As of December 31, 2025, the IPR&D balance was $4.0 million. Management conducts an impairment test at least annually, in the fourth quarter of the fiscal year or whenever there is an indication that the asset may be impaired. Potential impairment is identified by comparing the fair value of the IPR&D to its carrying value. As of December 31, 2025, management noted that an indicator of potential impairment existed due to a decline in the market capitalization. Management performed a quantitative assessment and determined an impairment charge of $0.8 million related to IPRD for the year ended December 31, 2025. Fair value is estimated by management using a discounted cash flow model. Management's cash flow projections included significant judgments and assumptions relating to amount and timing of projected future cash flows and discount rates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows and discount rates. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and discount rates involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumptions.

/s/ RBSM, LLP

RBSM LLP

We have served as the Company's auditor since 2022.

Larkspur, California

April 7, 2026

PCAOB ID Number 587

New York, NY Washington DC Las Vegas, NV, San Francisco, CA Athens, GRE Beijing, CHN Mumbai, and Pune IND

Member ANTEA INTERNATIONAL with offices worldwide

JAGUAR HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash	$968	$8,002
Restricted cash	6,864	—
Accounts receivable, net	1,521	1,527
Other receivable	177	120
Inventory, net	8,599	10,345
Prepaid expenses and other current assets	2,216	12,204
Total current assets	20,345	32,198
Property and equipment, net	463	464
Operating lease - right-of-use asset	1,000	936
Intangible assets, net	16,021	18,479
Other assets	494	1,348
Total assets	$38,323	$53,425

Liabilities, Redeemable Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$8,686	$5,286
Accrued liabilities	4,166	1,911
Deferred revenue	170	170
Operating lease liability, current	192	299
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $26.2 million as of December 31, 2025, and $11.9 million as of December 31, 2024, respectively)	27,440	12,038
Total current liabilities	40,654	19,704
Operating lease liability, net of current portion	892	686
Deferred revenue, net of current portion	382	553
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $5.7 million as of December 31, 2025, and $23.5 million as of December 31, 2024, respectively)	15,083	23,503
Total liabilities	57,011	44,446

Commitments and contingencies (See Note 5)
Series J redeemable preferred stock: $0.0001 par value; 179 shares designated from 10,000,000 preferred stock authorized at December 31, 2025, and December 31, 2024; 0 and 99 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	2,485

Stockholders' equity (deficit)
Series L perpetual preferred stock: $0.0001 par value; 121 and 0 shares designated from 4,475,074 preferred stock authorized at December 31, 2025, and December 31, 2024, respectively; 121 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2,485	—
Series M perpetual preferred stock: $0.0001 par value; 260 and 0 shares designated from 4,475,074 preferred stock authorized at December 31, 2025, and December 31, 2024, respectively; 144 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Series N perpetual preferred stock: $0.0001 par value; 951 and 0 shares designated from 4,475,074 preferred stock authorized at December 31, 2025, and December 31, 2024, respectively; 10 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at December 31, 2025, and December 31, 2024; 6,976,544 and 528,440 issued and outstanding at December 31, 2025, and December 31, 2024, respectively	1	—
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at December 31, 2025, and December 31, 2024; 9 shares issued and outstanding at December 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	380,974	354,234
Noncontrolling interest	(1,399)	(791)
Accumulated deficit	(399,916)	(346,482)
Accumulated other comprehensive loss	(833)	(467)
Total stockholders' equity (deficit)	(18,688)	6,494
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$38,323	$53,425

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Product revenue, net	$11,339	$11,560
License revenue	172	129
Total revenue, net	11,511	11,689
Operating expenses
Cost of product revenue	3,774	1,955
Research and development	24,966	16,542
Sales and marketing	9,235	7,692
General and administrative	18,644	16,331
Impairment loss on indefinite-lived intangible assets	800	—
Total operating expenses	57,419	42,520
Loss from operations	(45,908)	(30,831)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(6,266)	(9,485)
Gain (loss) on extinguishment of debt	(1,799)	1,245
Interest income (expense)	(67)	(231)
Other income (expense)	43	51
Loss before income tax expense	(53,997)	(39,251)
Income tax expense	—	—
Net loss	$(53,997)	$(39,251)
Net loss attributable to noncontrolling interest	$(563)	$(759)
Deemed dividend to preferred stockholders	$141	$—
Net loss attributable to common stockholders	$(53,575)	$(38,492)
Net loss per share, basic and diluted	$(22.97)	$(130.69)
Weighted-average common stock outstanding, basic and diluted	2,332,401	294,534

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Net loss	$(53,997)	$(39,251)
Other comprehensive gain (loss)	(411)	217
Net comprehensive loss	$(54,408)	$(39,034)
Common stockholders:
Net loss attributable to common stockholders	$(53,575)	$(38,492)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(366)	185
Net comprehensive loss attributable to common stockholders	$(53,941)	$(38,307)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(563)	$(759)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(45)	32
Net comprehensive loss attributable to noncontrolling interests	$(608)	$(727)

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series J Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	equity (deficit)
Balance as of January 1, 2024	—	$—	122	$—	56	$—	—	$—	—	$—	—	$—	48,942	$—	9	$—	$313,862	$(64)	$(308,249)	$(652)	$4,897
Preferred shares issued to Streeterville in exchange for notes payable and accrued interest	179	4,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued in At The Market offering, net of issuance and offering cost of $157	—	—	—	—	—	—	—	—	—	—	—	—	388,636	—	—	—	30,759	—	—	—	30,759
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	47,281	—	—	—	4,906	—	—	—	4,906
Common shares issued from the conversion of warrants			—	—	—	—	—	—	—	—	—	—	12,557	—	—	—	—	—	—	—	—
Common shares issued to Streeterville from exchange of Series J Preferred Stock	(80)	(2,000)	—	—	—	—	—	—	—	—	—	—	12,222	—	—	—	1,740	—	259	—	1,999
Common shares issued to third party in exchange for license agreement	—	—	—	—	—	—	—	—	—	—	—	—	11,111	—	—	—	1,150	—	—	—	1,150
Common shares issued from conversion of Series G Preferred Stock	—	—	(122)	—	—	—	—	—	—	—	—	—	2,033	—	—	—	—	—	—	—	—
Common stock issued to third party for services		—	—	—	—	—	—	—	—	—	—	—	1,829	—	—	—	9	—	—	—	9
Common shares issued to Iliad from conversion of Series I Preferred Stock	—	—	—	—	(56)	—	—	—	—	—	—	—	1,798	—	—	—	—	—	—	—	—
Common shares issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,058	—	—	—	166	—	—	—	166
RSUs issued	—	—	—	—	—	—	—	—	—	—	—	—	973	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,564	—	—	—	1,564
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(759)	(38,492)	—	(39,251)
Translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32	—	185	217
Balances as of December 31, 2024	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494

The accompanying notes are an integral part of these consolidated financial statements.

	Series J Redeemable preferred stock		Series G Convertible preferred stock		Series I Convertible preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	equity (deficit)
Balances as of January 1, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Preferred shares issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	—	—	—	—	99	2,485	—	—	—	—	—	—	—	—	—	—	—	—	2,485
Preferred shares issued to PIPE agreement purchasers in exchange for cash	—	—	—	—	—	—	—	—	—	—	951	—	—	—	—	—	2,377	—	—	—	2,377
Preferred shares issued to Iliad in exchange of notes payable and accrued interest	—	—	—	—	—	—	22	—	170	—	—	—	—	—	—	—	4,800	—	—	—	4,800
Preferred shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	90	—	—	—	—	—	—	—	2,250	—	—	—	2,250
Common shares issued in At the Market offering, net of issuance and offering costs of $145	—	—	—	—	—	—	—	—	—	—	—	—	2,159,049	1	—	—	6,291	—	—	—	6,292
Common shares issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	—	—	246,306	—	—	—	—	—	—	—	—
Common shares issued to investors in exchange for Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	(941)	—	1,959,994	—	—	—	71	—	—	—	71
Common shares issued to Brown Stone Capital Limited in exchange for cash	—	—	—	—	—	—	—	—	—	—	—	—	641,025	—	—	—	1,000	—	—	—	1,000
Common shares issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	156,678	—	—	—	1,383	—	—	—	1,383
Common shares issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	117,500	—	—	—	1,100	—	—	—	1,100
Common shares issued to Iliad in exchange for Series M Preferred Stock	—	—	—	—	—	—	—	—	(25)	—	—	—	440,000	—	—	—	(185)	—	—	—	(185)
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	338,132	—	—	—	983	—	—	—	983
Common shares issued to Streeterville in exchange for Series M Preferred Stock	—	—	—	—	—	—	—	—	(91)	—	—	—	361,271	—	—	—	(27)	—	—	—	(27)
Common shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	14,000	—	—	—	1,210	—	—	—	1,210
Common shares issued to Bridge Gruber in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	11,551	—	—	—	59	—	—	—	59
Common shares issued to investors in exchange for restricted stock units (RSUs)	—	—	—	—	—	—	—	—	—	—	—	—	2,636	—	—	—	3	—	—	—	3
Shares retired	—	—	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—	—	—
Deemed dividend to Iliad related to conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	185	—	—	—	185
Deemed dividend to investors related to conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Deemed dividend to Streeterville related to conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	27	—	—	—	27
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,776	—	—	—	4,776
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(323)	—	—	—	(323)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	831	—	—	—	831
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(563)	(53,434)	—	(53,997)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	—	(366)	(411)
Balances as of December 31, 2025	—	$—	—	$—	—	$—	121	$2,485	144	$—	10	$—	6,976,544	$1	9	$—	$380,974	$(1,399)	$(399,916)	$(833)	$(18,688)

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net comprehensive loss	$(54,408)	$(39,034)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	6,266	9,485
Provision for inventory obsolescence	2,000	—
Depreciation and amortization expenses	1,913	1,900
Loss (gain) on extinguishment of debt	1,799	(1,245)
Stock-based compensation, vested and released restricted stock units, and exercised stock options	831	1,641
Impairment loss on indefinite-lived intangible assets	800	—
Amortization of operating lease - right-of-use asset	289	458
Share in joint venture's loss	162	138
Amortization of debt issuance costs, debt discount, and non-cash interest expense	153	274
Shares issued in exchange for services	—	9
Changes in assets and liabilities
Accounts receivable	6	440
Other receivable	(45)	86
Inventory	(254)	(1,156)
Prepaid expenses and other current assets	10,670	(1,513)
Other assets	1,173	(336)
Accounts payable	3,346	328
Accrued liabilities	2,056	(1,131)
Deferred revenue	(171)	723
Operating lease liability	(272)	(451)
Total cash used in operating activities	(23,686)	(29,384)
Cash flows from investing activities
Purchase of furniture and fixtures	(41)	—
Purchase of intangible assets	—	(215)
Purchase of equipment	—	(16)
Total cash used in investing activities	(41)	(231)
Cash flows from financing activities
Proceeds from New Note - Streeterville	10,000	—
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $145 and $157 in 2025 and 2024, respectively	6,291	30,760
Proceeds from Convertible Notes	3,445	—
Proceeds from issuance of preferred shares in PIPE financing, net of issuance cost	2,377	—
Proceeds from issuance of common shares to placement agent	1,309	—
Proceeds from issuance of common shares to Brown Stone Capital Limited	1,000	—
Repayment of insurance financing	(652)	(608)
Payment of Tempesta Note	(50)	(100)
Payment of Convertible Notes	(50)	—
Proceeds from issuance of common shares in exchange for License Agreement	—	1,150
Total cash provided by financing activities	23,670	31,202
Effects of foreign exchange rate changes on assets and liabilities	(113)	(54)
Net increase (decrease) in cash and restricted cash	(170)	1,533
Cash and restricted cash at beginning of the period	8,002	6,469
Cash and restricted cash at end of the period	$7,832	$8,002

JAGUAR HEALTH, INC.

STATEMENTS OF CASH FLOWS (continued)

	Year Ended
	December 31,
	2025	2024
Supplemental schedule of cash flow information
Cash paid for interest	$22	$14
Supplemental schedule of non-cash financing and investing activities
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	$4,800	$—
Preferred stock issued in exchange of another class of preferred stock	$2,485	$—
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$2,250	$4,485
Common shares issued to Irving in exchange of notes payable and accrued interest	$1,210	$—
Common stock issued to Iliad in exchange for notes payable and accrued interest	$1,100	$4,906
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$983	$166
Common stock issued to notes holder in exchange of convertible notes payable and accrued interest	$925	$—
First Insurance Financing	$681	$519
Recognition of operating lease - right-of-use asset and operating lease liability	$341	$221
Deemed dividend to Iliad related to conversion of Series M Preferred Stock	$185	$—
Common shares issued to Iliad in exchange for Series M Preferred Stock	$185	$—
Common stock issued to investors in exchange for Series N Preferred Stock	$71	$—
Deemed dividend to investors related to conversion of Series N Preferred Stock	$71	$—
Common shares issued to Bridge Gruber in exchange for notes payable and accrued interest	$59	$—
Deemed dividend to Streeterville related to conversion of Series M Preferred Stock	$27	$—
Common Stock issued to Streeterville in exchange for Series M Preferred Stock	$27	$—
Common stock issued to Streeterville in exchange for Series J Preferred Stock	$—	$1,999
Umbrella Insurance Financing	$—	$52

Cash and restricted cash
Cash	$968	$8,002
Restricted cash	6,864	—
Total cash and restricted cash	$7,832	$8,002

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

On November 1, 2025, Jaguar established JAGX Holdings, LLC (“JAGX Holdings”), a Utah limited liability company and wholly owned subsidiary of Jaguar. JAGX Holdings was formed primarily to hold the cash collateral deposit account securing Jaguar’s obligations under the Note Purchase Agreement pursuant to a Deposit Account Control Agreement (“DACA”) and may engage in other activities permitted for a Utah limited liability company as determined by Jaguar. JAGX Holdings is consolidated as a variable interest entity. See Note 2, Summary of Significant Accounting Policies, for further information regarding the consolidation of variable interest entities.

The Company manages its operations through two segments – human health and animal health – and is headquartered in San Francisco, California.

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $399.9 million as of December 31, 2025. The Company expects to continue incurring losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern over the next 12 months after the date these financial statements are issued.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales, the Company does not have cash balances sufficient to fund its operating plan through one year from the issuance of these consolidated financial statements.

In January 12, 2026, prior to the issuance of these consolidated financial statements, the Company entered into a license and supply agreement with a third party providing for $16.0 million in upfront revenue and ongoing royalties. Management believes this infusion of capital improves the Company’s liquidity position, but the Company still needs additional funding. This additional funding may not be available to the Company on acceptable terms or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs.

If the Company is unable to obtain an adequate level of financing needed for the long-term development and commercialization of its products, the Company will need to curtail planned activities and reduce costs. These conditions, along with recurring operating losses and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company is considered the primary beneficiary because it has (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of, and the right to receive benefits from, the VIE that could potentially be significant. All intercompany transactions and balances have been eliminated in consolidation. The Company’s reporting currency is the United States ("US") dollar.

Variable Interest Entities

The Company consolidates an entity in which it has a variable interest in accordance with the consolidation guidance in Accounting Standards Codification ("ASC”) 810, Consolidation. JAGX Holdings is a VIE formed to hold cash collateral securing the Company’s obligations under a Secured Promissory Note. The Company has concluded that it is the primary beneficiary of JAGX Holdings, and, accordingly, includes JAGX Holdings in its consolidated financial statements.

Significant Judgments and Determinations

The Company consolidates JAGX Holdings as a VIE because JAGX Holdings lacks sufficient equity at risk to finance its activities independently. The Company is the primary beneficiary as it holds the power to direct JAGX Holdings’ most significant economic activities—primarily the administration of a restricted deposit account—and is exposed to significant residual returns and losses as the sole member and issuer of Streeterville New Note (see Note 7). Lender rights held by Streeterville Capital, LLC (“Streeterville”) were determined to be protective and do not grant the ability to direct JAGX Holdings’ significant activities.

Nature of Restrictions and Financial Position

JAGX Holdings was formed as a bankruptcy‑remote special purpose entity solely to hold the cash collateral securing the Note issued by Jaguar. Its primary asset consists of funds held in a restricted deposit account governed by a DACA, which are not available for Jaguar’s general corporate purposes. Under the terms of the DACA, Jaguar is prohibited from unilaterally withdrawing funds; access is restricted to a formulaic release mechanism contingent upon the repayment of Jaguar’s debt obligations, subject to Streeterville’s right to seize the funds unilaterally upon the occurrence of a trigger event or a determination that repayment is impaired.

As of December 31, 2025, the carrying amount of JAGX Holdings' assets included in the Company’s consolidated financial statements was restricted cash of $6.9 million. The Secured Promissory Note, which is a full‑recourse obligation of Jaguar and is collateralized by the restricted cash held by JAGX Holdings, is presented within Notes Payable in the consolidated balance sheet, with approximately $1.2 million classified as current and the remainder classified as non‑current. A derivative asset related to an embedded feature in the Secured Promissory Note is also recognized within the Company’s consolidated balance sheet.

Risks and Recourse

The Note is a full‑recourse obligation of Jaguar. Streeterville’s rights as a creditor extend beyond the assets held by JAGX Holdings to the general credit of Jaguar. During the period ended December 31, 2025, Jaguar provided no financial or other support to JAGX Holdings beyond what was contractually required under the Note Purchase Agreement dated November 12, 2025.

Effects on Financial Position, Financial Performance, and Cash Flows

Jaguar’s involvement with JAGX Holdings primarily affects its financial position through the recognition of restricted cash, the related current and non‑current portions of notes payable, and the derivative asset associated with the embedded feature in the Secured Promissory Note within the consolidated balance sheet. The restricted cash is not available for general corporate purposes and is classified accordingly. JAGX Holdings does not conduct operations and therefore does not have a significant direct impact on the Company’s revenues or operating expenses. However, the interest expense on the Secured Promissory Note, changes in the fair value of the related derivative asset, and interest income earned on the restricted deposit account are recognized in Jaguar’s consolidated statements of operations in the periods incurred. Cash flows between Jaguar and JAGX Holdings are limited to movements of funds into and out of the restricted deposit account in connection with borrowings, repayments of principal and interest on the Note, and any permitted formula‑based releases under the DACA, all of which are reflected within Jaguar’s consolidated statements of cash flows consistent with the underlying nature of the transactions.

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% and 89% by the Company and 11% and 11% by private investors as of December 31, 2025 and 2024, respectively. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash and Restricted Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. Restricted cash represents cash not available to us for immediate and general use. Amounts included in restricted cash primarily relate to funds subject to legal or contractual withdrawal restrictions. The Company does not have cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable, net

Accounts receivable is recorded net of allowances for discounts for prompt payment and credit losses.

Upon adoption of Accounting Standards Update (“ASU”) No. 2013-13, ASC 326, Financial Instruments—Credit Losses, the Company began utilizing a loss rate approach under the Current Expected Credit Losses (“CECL”) model to determine its lifetime expected credit losses on receivables from customers. This method calculates an estimate of credit losses based on historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic and business conditions that may affect a customer’s ability to pay. In determining the loss rates, the Company evaluates information related to its historical losses, adjusted for existing conditions, and further adjusted for the period of time that can reasonably be forecasted. The facts and circumstances as of the balance sheet date are used to adjust the estimate for periods beyond those that can reasonably be forecasted.

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of December 31, 2025 and 2024. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the years ended December 31, 2025 and 2024, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10%, for fiscal years 2025 and 2024, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the US. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2025	2024
Customer 1	30%	33%
Customer 2	52%	54%

The Company is subject to credit risk from its accounts receivable related to its sales. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	December 31,
	2025	2024
Customer 1	39%	30%
Customer 2	46%	57%

The Company is subject to concentration risk from its accounts payable related to its cost of product revenue. Accounts payable balance of the significant suppliers as a percentage of total accounts payable is as follows:

	Year Ended
	December 31,
	2025	2024
Supplier 1	17%	8%
Supplier 2	14%	1%

For the years ended December 31, 2025 and 2024, no single supplier accounted for 10% or more of the Company's total cost of product revenue.

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

Fair Value

The Company’s financial instruments include accounts receivable, net, other receivable, derivative asset, accounts payable, accrued liabilities, operating lease liability, and debt. The recorded carrying amount of accounts receivable, other receivable, accounts payable, and accrued liabilities reflect their fair value due to their short-term nature. Other financial liabilities are initially recorded at fair value, and subsequently measured at fair value or amortized cost using the effective interest method. See Note 3 for the fair value measurements.

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of December 31, 2025 and 2024.

Derivative Instrument

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are bifurcated from a host contract, the Company recognizes them as either assets or liabilities in the consolidated balance sheet and measures them at fair value. Embedded derivatives are bifurcated from the host contract when their economic characteristics and risks are not clearly and closely related to the host contract, the hybrid instrument is not measured at fair value with changes in fair value reported in earnings, and the embedded feature would meet the definition of a derivative if it were a freestanding instrument. These derivatives are remeasured at each reporting date, with changes in fair value recognized in earnings within other income (expense), net in the consolidated statement of operations.

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or crude plant latex (“CPL”) provided by third-party processors, Probos L&CH ("Probos") and Corporación Forestal Amazónico ("CORFA SAC"), including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of CPL, recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into API and is in transit to Patheon Pharmaceuticals Inc., with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

Prelaunch Inventory

The Company’s policy is to capitalize costs for prelaunch inventories within the drug development phase, which is evidence that the product’s reasonably likely critical attributes for success are present and feasible, and the key causes of failures are absent based on management’s assumptions. The costs that can be capitalized for prelaunch inventory are recorded as “Prepaid expenses and other current assets.”

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

None of the Company’s long-lived assets were deemed impaired as of December 31, 2025 and 2024.

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

The Company accounts for a modification to a contract as a separate contract when the modification grants the lessee an additional right of use not included in the original lease and the lease payments increase commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. When the Company concludes that a lease modification should be accounted for as a new contract that is separate and apart from the original lease, the new contract should be evaluated for whether it is a lease or contains an embedded lease. If the new contract is a lease or contains an embedded lease, the new lease should be accounted for as any other new lease. The new lease is recorded on the commencement date of the new lease, which is the date the lessee has access to the leased asset.

If a lease modification is not accounted for as a separate contract, the Company should reassess whether the contract contains a lease. If the modified contract is a lease or contains an embedded lease, a lessee should reallocate contract consideration, reassess the lease classification, remeasure the lease liability, and adjust the right-of-use asset.

Research and Development Expenses

Research and development ("R&D") expenses consist of expenses incurred in performing research and development activities, including related salaries, clinical trials, and related drug and non-drug product costs, contract services, and other outside service expenses. Research and development expenses are charged to operating expenses during the period incurred.

The Company capitalizes tangible costs for materials that have a probable alternative future use in other research and development projects. The Company determines that alternative future use exists when materials are not dedicated to a single, specific clinical trial and possess separate economic value independent of any one project's success. These capitalized materials are recorded as "Prepaid expenses and other current assets" based on their expected timing of use. The Company reclassifies these materials as R&D expense when they are consumed in research activities or become specifically dedicated to a clinical trial, at which point the alternative future use is deemed to no longer exist.

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

The Company has elected to treat shipping and handling activities as fulfillment costs. Additionally, the Company elected to record revenue net of sales and other similar taxes as "Product revenue, net" in the consolidated statements of operations.

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

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal health products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement entered into by the Company and Cardinal Health, Inc. ("Cardinal Health") as of January 16, 2019.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were approximately $11.0 million and $11.3 million for the years ended December 31, 2025 and 2024, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $148,000 and $160,000 for the years ended December 31, 2025 and 2024, respectively. The Company recognized Neonorm revenues of $35,000 and $28,000 for the years ended December 31, 2025 and 2024, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were approximately $9.0 million and $10.0 million for the years ended December 31, 2025 and 2024, respectively.

Contracts – Exclusive Distribution Agreement

On April 12, 2024, the Company entered into a five-year exclusive in-license agreement with Venture Life Group PLC (“Venture Life”), a United Kingdom-based international consumer health company focused on the global self-care market for Venture Life’s 510(k) cleared oral mucositis prescription product, Gelclair for the US market. The agreement grants the Company the exclusive rights to market Venture Life's FDA-approved oral mucositis prescription product, Gelclair, within the US market. The Company paid a non-refundable license fee of €200,000 (equivalent to $215,040, excluding value-added taxes or "VAT") to Venture Life. Additionally, the Company will pay Venture Life a running royalty based on a percentage of the net sales throughout the agreement term. The non-refundable license fee has been capitalized as license under intangible assets, while the running royalty will be recognized as royalty expense. The agreement and binding term sheet collectively qualify as a valid contract under ASC 606.

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

Product Revenue

For the years ended December 31, 2025 and 2024, the Company recognized a revenue of $140,000 and $49,000, respectively. For the years ended December 31, 2025 and 2024, the total royalty expense associated with this contract amounted to $156,000 and $15,000, respectively. The royalty expense are recorded as "Cost of product revenue" in the consolidated statements of operations.

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

License Revenue

For the year ended December 31, 2025 and 2024, license fees recognized from the contract with GEN amounted to $170,000 and $128,000, respectively. As of December 31, 2025 and 2024, the total deferred revenue associated with this contract amounted to $552,000 and $723,000, respectively.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the years ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, the Company has entered into amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted to certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the years ended December 31, 2025 and 2024.

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

The Company did not modify any equity-classified preferred stock for the years ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, the amount of other comprehensive income from translation adjustments were $411,000 loss and $217,000 gain, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the years ended December 31, 2025 and 2024, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This update outlines the recognition and initial measurement requirements for these joint ventures. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments did not have a material impact on its consolidated financial statements, but will continue to evaluate the impact on any future joint venture formations in which it participates.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures by improving the effective tax rate reconciliation and requiring expanded annual disclosures related to income taxes paid and the disaggregation of pretax income and income tax expense by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this guidance effective January 1, 2025, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards. This update clarifies how companies account for profit interest and similar awards given to employees or non-employees, which helps determine whether such award fall under stock compensation or general compensation accounting standards. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods for entities other than public business entities. The Company will monitor the effects of the additional disclosures.

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

Consolidation

In June 2025, the FASB issued ASU 2025-03, Consolidation (Topic 810) and Derivatives and Hedging (Topic 815): Amendments to Certain Disclosure and Presentation Requirements, which amends certain disclosure and presentation requirements for consolidation and derivatives. The amendments are intended to improve the clarity and usefulness of disclosures related to variable interest entities and derivative instruments. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect of this guidance on its disclosures but does not expect a material impact on its consolidated financial statements. The Company has elected not to early adopt but will monitor the impact of the additional disclosures on its consolidated financial statements.

Financial Instruments—Credit Losses

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments clarify the accounting for purchased loans within the scope of Topic 326 and retain the gross‑up approach for purchased financial assets with credit deterioration, while clarifying which purchased financial assets are subject to that guidance. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, and are to be applied prospectively to loans acquired on or after the date of initial application. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of this guidance on its consolidated financial statements.

Derivatives and Hedging

In December 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting. The amendments refine and expands the existing scope exceptions that exclude certain contracts, including certain R&D funding arrangements, from derivative accounting, and clarifies the accounting for share-based noncash consideration received from a customer. The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of this guidance on its consolidated financial statements.

Government Grants

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update improves GAAP by establishing authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, reducing diversity in current practice. The amendments require that a grant be recognized when it is probable that the entity will comply with the attached conditions and the grant will be received. Entities may elect to recognize grants related to assets either as deferred income or as an adjustment to the cost basis of the asset. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and interim periods within those years. The Company is evaluating the effect of this guidance on its consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update improves the navigability of required interim disclosures and clarifies when the guidance is applicable to entities that provide interim financial statements in accordance with GAAP. The amendments introduce a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. For public business entities, the ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has elected not to early adopt but will monitor the impact of the additional disclosures on its consolidated financial statements.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses suggestions from stakeholders and makes incremental improvements to GAAP by clarifying guidance, correcting errors, and making minor improvements across a variety of Topics. Key amendments include clarifying the calculation of earnings per share when a loss from continuing operations exists and explicitly permitting the excess of treasury stock repurchase price over par value to be accounted for as a deduction from additional paid-in capital, provided the balance does not become negative. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026. The Company is currently assessing the impact this standard will have on its consolidated financial statements and related disclosures.

The Company has assessed recently issued accounting pronouncements and determined that there are no other new standards expected to have a material impact on its financial statements. However, the Company will continue to monitor developments in accounting standards and evaluate their relevance as they arise.

3. Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2025 and 2024. The liabilities categorized as Level 3 within the hierarchy below represent notes payable for which the Company has elected the fair value option.

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$322	$322
Total fair value of assets	$—	$—	$322	$322

Liabilities
Iliad	$—	$—	$1,172	$1,172
Uptown	—	—	11,387	11,387
Streeterville 2	—	—	8,580	8,580
Streeterville Note	—	—	8,222	8,222
Convertible Notes	—	—	2,540	2,540
Total fair value of liabilities	$—	$—	$31,901	$31,901

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$—	$—
Total fair value of assets	$—	$—	$—	$—

Liabilities
Iliad	$—	$—	$5,215	$5,215
Uptown	—	—	9,615	9,615
Streeterville 2	—	—	8,673	8,673
Streeterville Note	—	—	11,853	11,853
Total fair value of liabilities	$—	$—	$35,356	$35,356

The change in the estimated fair value of Level 3 asset is summarized below:

Year Ended
December 31, 2025
(in thousands)	Derivative asset
Beginning fair value of Level 3 asset	$—
Additions	322
Changes in fair value	—
Ending fair value of Level 3 asset	$322

Year Ended
December 31, 2024
(in thousands)	Derivative asset
Beginning fair value of Level 3 asset	$—
Additions	—
Changes in fair value	—
Ending fair value of Level 3 asset	$—

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Year Ended
	December 31, 2025
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—
Additions	—	—	—	—	1,833
Exchanges	(5,900)	(1,210)	(3,234)	—	(227)
Converted	—	—	—	—	(926)
Extinguishments	(7)	—	—	—	—
Settlements	—	—	—	—	(50)
Changes in fair value	1,864	2,982	3,141	(3,631)	1,910
Ending fair value of Level 3 liability	$1,172	$11,387	$8,580	$8,222	$2,540

	Year Ended
	December 31, 2024
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$6,862	$7,473	$6,815	$9,793	$—
Additions	—	—	—	—	—
Exchanges	(4,906)	—	(166)	—	—
Settlements	—	—	—	—	—
Changes in fair value	3,259	2,142	2,024	2,060	—
Ending fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of December 31, 2025 amounted to $7.8 million and $8.2 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of December 31, 2025 amounted to $23.7 million and $23.5 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the Streeterville Note:

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.85% - 28.67% (28.67%)	7.46%-25.53% (25.53%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $287,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $287,000.

Sales proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($110.0 million)	$67.5 million to $350.0 million ($100.0 million)

If expected cash flows by management considered the highest amount of market indications for vouchers, fair value would have decreased by $482,000.

If expected cash flows by management considered the lowest amount of market indications for vouchers, fair value would have increased by $2.7 million.

Range of probability for timing of cash flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-50.00%	0.00%-85.00%

If expected cash flows by management considered the scenario with the least amount of indicated value, fair value would have decreased by $290,000.

If expected cash flows by management considered the scenario with the most significant amount of indicated value, fair value would have increased by $1.4 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of December 31, 2025, amounted to $2.5 million. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the Convertible Promissory Notes:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.9% - 23.51% (23.51%)	—

If discount rate is adjusted to a total of an additional 100 bps, fair value would have decreased by $2,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $2,000.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Risk adjusted discount rate	8.9% - 26.00% (26.00%)	7.5%-27.53% (27.53%)

If discount rate is adjusted to a total of an additional 100 bps, fair value would have decreased by $145,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $146,000.

The fair value of the derivative asset recognized as a Level 3 liability at the date of issuance and as of December 31, 2025, amounted to $322,000. The fair value was determined using a Black-Derman-Toy ("BDT") binomial lattice model in conjunction with a discounted cash flow methodology. The valuation incorporates a discount rate derived from the risk-free rate, based on the US Treasury Daily Treasury Par Yield Curve, plus a weighted option-adjusted spread ("OAS"). The weighted OAS reflects a blended credit profile of the Company and the financial institution holding the related collateral.

The following table summarizes the quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for the derivative asset:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2025	2024	to fair value
Option-adjusted spread	5.40% - 7.40% (6.40%)	—

If option-adjusted spread is adjusted to a total of an additional 100 bps, fair value would have decreased by $170,000.

If option-adjusted spread is adjusted to a total deduction of 100 bps, fair value would have increased by $187,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the consolidated statements of operations. For the year ended December 31, 2025 and 2024, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2025
Iliad	$1,172	$—	$1,183	$(11)
Uptown	11,387	13,563	5,988	(8,164)
Streeterville 2	8,580	6,953	2,649	(1,022)
Streeterville Note	8,222	6,000	1,036	1,186
Convertible Notes	2,540	2,572	41	(73)

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2024
Iliad	$5,215	$2,220	$4,484	$(1,489)
Uptown	9,615	7,994	5,347	(3,726)
Streeterville 2	8,673	10,094	2,024	(3,445)
Streeterville Note	11,853	6,000	815	5,038

4. Related Party Transactions

Board of Directors ("BOD") Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the years ended December 31, 2025 and 2024, the Company paid its directors approximately $431,000 and $442,000 in cash compensation, respectively.

5. Commitments and Contingencies

Commitments

Leases

On April 6, 2021, the Company entered into an office lease agreement of approximately 10,526 square feet of office space in San Francisco, inclusive of office space covered under the previous sublease agreement. The term of the lease began on September 1, 2021, and expired on February 28, 2025, unless terminated earlier. The lease had an early occupancy provision which entitled the Company to use a portion of the leased premises on June 1, 2021, free of rent obligation. In addition, the Company has the option to extend the lease for one three-year period after the expiration date. This option was not included as part of the lease term as the Company was not reasonably certain to exercise it; hence, the lease term only includes the non-cancellable period of three years plus the period of early occupancy.

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

On March 30, 2022, the Company entered an agreement for the lease of two separate vehicles for 48 months, expiring on March 29, 2026. The total monthly lease payment amounted to €2,000 or approximately $2,100, payable in advance. The Company elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company also paid a total deposit of €19,000 or approximately $20,000, exclusive of VAT. Early termination of the contracts requires the payment of specified amounts. On December 17, 2025, the lease agreement was amended, whereby the term was extended by 12 months from March 30, 2026 to March 29, 2027.

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

The table below provides additional details of the office space and vehicle leases presented in the consolidated balance sheet as of December 31, 2025, and December 31, 2024:

	December 31,
	2025	2024
(in thousands)
Operating lease - right-of-use asset - office space	$954	$819
Operating lease - right-of-use asset - vehicles	46	117
Total	$1,000	$936

Operating lease liability, current	$192	$299
Operating lease liability, net of the current portion	892	686
Total	$1,084	$985

Weighted-average remaining life (years)	4.46	4.44
Weighted-average discount rate	24.48%	20.75%

Lease costs included in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2025 and 2024, were approximately $511,000 and $817,000, respectively.

For the years ended December 31, 2025 and 2024, cash paid for operating lease liabilities recognized under operating cash flows amounted to approximately $272,000 and $451,000, respectively.

Non-cash investing and financing activities for the years ended December 31, 2025 and 2024, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to approximately $341,000 and $221,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of December 31, 2025 and 2024:

	December 31,
	2025	2024
(in thousands)
2025	$—	$455
2026	408	266
2027	375	233
2028	379	240
2029	391	247
2030	266	168
Total undiscounted operating lease payments	1,819	1,609
Imputed interest expenses	(735)	(624)
Total operating lease liability	1,084	985
Operating lease liability, current	(192)	(299)
Operating lease liability, net of current portion	$892	$686

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Alivus Life Sciences Limited (f/k/a Glenmark Life Sciences Limited) (“Alivus”), pursuant to which Alivus will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. The agreement was renewed on July 12, 2023, and was further renewed until March 31, 2026. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Alivus a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Alivus, the Company will not be obligated to pay for any minimum quantity shortfall. As of December 31, 2025, the remaining commitment is 125 kilograms.

Master Services Agreement

On October 5, 2020, the Company entered into an MSA for clinical research organization services (the “2020 MSA”) and a service order under such 2020 MSA with Integrium, LLC (“Integrium”). The service order covers the Company’s pivotal Phase 3 clinical trial for cancer-therapy-related diarrhea. As consideration for its services, the Company would pay Integrium a total amount of up to approximately $12.4 million, later reduced to approximately $6.0 million, which would be paid over the term of the engagement and based on the achievement of certain milestones. The 2020 MSA will terminate upon the satisfactory performance of all services to be provided thereunder unless earlier terminated by the parties. For the years ended December 31, 2025 and 2024, the Company paid Integrium approximately $0 and $505,000, respectively.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Alivus dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Alivus 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Alivus has received a total of $7.0 million. For the years ended December 31, 2025 and 2024, the Company paid Alivus approximately $1.4 million and $1.5 million, respectively.

Revenue Sharing Commitment Update

On December 14, 2017, the Company entered into a collaboration agreement with Seed Mena Businessmen Services LLC (“SEED”) for Equilevia™, the Company's non-prescription, personalized, premium product for total gut health in equine athletes. According to the terms of this agreement, the Company will pay SEED 15% of total revenue generated from any clients or partners introduced to the Company by SEED in the form of fees, commissions, payments, or revenue received by the Company or its business associates or partners, and the agreed-upon revenue percentage increases to 20% after the first million dollars of revenue. In return, SEED will provide the Company access to its existing United Arab Emirates (“UAE”) network and contacts and assist the Company with any legal or financial requirements. The agreement will continue indefinitely until terminated by either party pursuant to the terms of the Agreement. No payments have been made to date.

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

The Company accounted for its 40% investment in Magdalena under the equity method. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in Magdalena was $0. The summarized income statement information for the year ended December 31, 2025, of Magdalena is as follows:

December 31,
2025
(in thousands)
Revenue	$—
Operating expenses	(406)
Loss before income tax	(406)
Income tax expense	—
Net loss	$(406)
Net loss attributable to the Company	$(162)

The net loss attributable to the Company is included in other income in the consolidated statements of operations.

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with GEN, pursuant to which the Company issued 444 shares of the Company’s common stock at $4,500.00 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug crofelemer with purchasers in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the years ended December 31, 2025 and 2024, the Company recognized $170,000 and $128,000, respectively, related to the license granted. As of December 31, 2025, the remaining deferred revenue balance related to this agreement was $552,000, of which $170,000 is classified as current and $382,000 is classified as non-current deferred revenue.

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

The Company commenced the commercial launch of Gelclair in October 2024. For the year ended December 31, 2025, the Company recognized $23,000 in amortization and $156,000 in royalty expense based on a percentage of net sales. As of December 31, 2025, the carrying amount of the Gelclair license was $187,000.

Contingencies

On February 3, 2026, a former employee filed a complaint against the Company with the American Arbitration Association (AAA). While we cannot predict the outcome of this matter with certainty, the claim financial result will not exceed our insurance retention for this matter, $100,000. An adverse ruling could potentially impact our reputation. The Company believes the lawsuit is without merit and intends to defend itself vigorously, so the Company is not recording a contingency against the claim.

6. Balance Sheet Components

Inventory, net

Inventory at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
(in thousands)
Raw materials	$2,041	$1,850
Work in process	7,236	7,407
Accumulated provision for inventory obsolescence	(2,000)	—
Work in process, net	5,236	7,407
Finished goods	1,322	1,088
Total inventory, net	$8,599	$10,345

Inventory provisions as a result of excess inventory or obsolescence are recorded as a component of cost of sales in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, inventory provisions were $2.0 million and $0, respectively.

Property and Equipment, net

Property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
(in thousands)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	62	18
Computers and peripherals	23	23
Total property and equipment at cost	1,021	977
Accumulated depreciation	(558)	(513)
Property and equipment, net	$463	$464

Depreciation and amortization expense was $45,000 and $48,000 for the years ended December 31, 2025 and 2024, respectively.

Intangible assets, net

Intangible assets consisted of the following:

	December 31,
	2025	2024
(in thousands)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(14,028)	(12,361)
Developed technology, net	10,972	12,639
In-process research and development	4,800	4,800
Accumulated in-process research and development impairment	(800)	—
In process research and development, net	4,000	4,800
Trademarks	300	300
Accumulated trademark amortization	(168)	(148)
Trademarks, net	132	152
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(653)	(512)
Internal use software costs - registry, net	213	354
Patents	569	361
Accumulated patents amortization	(54)	(36)
Patents, net	515	325
License	217	215
Accumulated license amortization	(28)	(6)
License, net	189	209
Total intangible assets, net	$16,021	$18,479

Amortization expense of finite-lived intangible assets was approximately $1.9 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.

During 2025, in connection with its annual impairment assessment of the Company’s in-process research and development (“IPR&D”) assets, consisting of crofelemer for IBS and PEDS, the Company determined that the combined estimated fair value of these IPR&D programs was less than their carrying amount of $4.8 million. Based on this evaluation, the Company estimated the fair value of the IPR&D assets to be $4.0 million. Accordingly, for the year ended December 31, 2025, the Company recognized an impairment loss of $800,000.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2025:

(in thousands)	Amounts
2026	$1,823
2027	1,823
2028	1,823
2029	1,823
2030	1,823
Thereafter	2,906
$12,021

Accrued Liabilities

Accrued liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued customer credits	$1,055	$—
Accrued legal costs	829	34
Accrued chargebacks and discounts	641	572
Accrued vacation	357	393
Accrued share of joint venture losses	351	189
Accrued in-transit payable	328	344
Accrued payroll and commission	263	133
Accrued royalties	134	34
Accrued audit and tax services	81	100
Accrued local tax	12	13
Accrued payroll tax	6	1
Accrued interest	5	4
Accrued other	104	94
Total	$4,166	$1,911

Other accrued liabilities as of December 31, 2025 and 2024 mainly consist of consultancy fees, contract fees and scientific advisory board fees.

7. Debt

Notes payable at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
(in thousands)
Notes designated at Fair Value Option	$31,901	$35,356
Streeterville - New Note	10,925	—
Insurance Financing	164	135
Tempesta Note	—	50
Total	42,990	35,541
Less: Unamortized discount and debt issuance costs	(467)	—
Note payable, net of discount	$42,523	$35,541
Notes payable - non-current, net	$15,083	$23,503
Notes payable - current, net	$27,440	$12,038
Weighted average interest rate on short-term borrowings	8.33%	7.36%

The Company paid approximately $22,000 and $14,000 in interest on its debt for the years ended December 31, 2025 and 2024, respectively.

All notes payable not designated at FVO are expected to mature in 2026 to 2028. Future maturities are based on contractual minimum payments. The timing of maturities may fluctuate based on future revenue.

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

The Royalty Interest amount of $12.0 million was classified as debt, net of a $6.0 million discount, at initial recognition. Under ASC 470-10-35-3, Debt—Overall—Subsequent Measurement (“ASC 470-10-35-3”), Royalty Payments to Iliad will be amortized under the interest method per ASC 835-30, Interest—Imputation of Interest (“ASC 835-30”). While the agreement contains a stated interest rate, the timing and amount of royalty payments depend on future revenue streams. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 34.51%.

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

The company entered into several exchange agreements from April 13, 2021, to March 9, 2022, whereby the Company agreed to partition $8.0 million from the original outstanding balance of the royalty interest and exchange for a total of 76 shares of the Company’s voting common stock. The period between the first and last exchanges from February 11, 2022 to March 9, 2022, occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 11 exchange were used in applying the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

On April 14, 2022, the Company entered into amendments (the “Royalty Interest Global Amendments”) to its existing royalty interests, including the Royalty Interest in the original principal amount of $12.0 million under the October 2020 Purchase Agreement. The amendment grants the Company, at its sole discretion, the right to exchange from time to time, all or any portion of the Royalty Interests for shares of the Company’s common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. Under the Royalty Interest Global Amendments, the Company’s ability to exchange the Royalty Interests for shares of the Company’s common stock is subject to certain limitations, on which the Company will not have such right and issue any common stock to investors if such limitations were not followed.

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from May 13, 2022, to November 18, 2022, whereby the Company agreed to partition $1.9 million from the outstanding balance of the royalty interest in exchange for a total of 80 shares of the Company’s voting common stock. These exchange agreements were individually assessed and accounted for as debt modification.

On March 17, 2023 and March 23, 2023, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $992,000 and $227,000, respectively, from the outstanding balance of the royalty interest in exchange for 10 and 2 shares, respectively, of the Company’s stock.

The exchanges that occurred within the 12 months before the May 13, 2022 exchange were previously accounted for as extinguishment; therefore, cumulative assessment was no longer performed.

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville (together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to the Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea, and (c) the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 551 shares of the common stock, (ii) Uptown warrants to purchase up to 492 shares of the common stock which will expire on May 8, 2033, and (iii) Streeterville warrants to purchase up to 1,262 shares of the common stock, all at an exercise price of $720.00 per share.

On June 28, 2023, the Company entered into the first amendment to the Standstill Agreement, pursuant to which the Standstill Agreement was amended to, among other things, permit (i) the Company to issue an aggregate of 105 shares of the Company’s Series H Convertible Preferred Stock to the Investor in exchange for a $756,992 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1,726,888 reduction in the outstanding balance of the August 2022 Royalty Interest (the “Exchange Transaction”) without triggering the termination of the Standstill Period, and (ii) the Investor to (A) consummate the Exchange Transaction during the Standstill Period and (B) sell all shares of the Company’s common stock beneficially owned by Investor immediately prior to the consummation of the Exchange Transaction during the Standstill Period.

On June 30, 2023, the Company entered into a binding memorandum of understanding (the “Binding MOU”) with the Investor to modify the allocation of the warrants as set forth in the Standstill Agreement such that the Company issued (i) Iliad warrants to purchase up to 1,141 shares of the voting common stock and (ii) Uptown warrants to purchase up to 1,404 shares of the voting common stock, and no warrants were issued to Streeterville under the Standstill Agreement.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Purchase Agreement with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Purchase Agreement shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Purchase Agreement. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 155 shares of the Company’s voting common stock at an exercise price of $555.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

The cumulative effect of the exchanges to the October 2020 Purchase Agreement resulted in significant modifications and was accounted for as extinguishment. The Company recorded an extinguishment gain in the consolidated statements of operations amounting to $2.0 million. The extinguishment triggered a remeasurement event under ASC 825-10 and created an election date on whether to account for the October 2020 Purchase Agreement under the FVO.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 3,250 shares of the Company’s voting common stocks to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Purchase Agreement. The effect of the exchange was accounted for as a debt modification.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 5,333 shares of the Company’s voting common stock to Iliad in exchange for a $836,000 reduction in the outstanding balance of the royalty interest dated October 8, 2020, Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 262 shares of the Company’s voting common stock.

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 18,200 shares of the Company's voting common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 8,000 shares of the Company's voting common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 57,500 of the Company’s voting common stock to Iliad in exchange for $632,500 reduction in the outstanding balance of October 2020 Purchase Agreement. The effect of the exchange was accounted for as a debt modification.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 60,000 shares of the Company’s voting common stock to Iliad in exchange for a $466,200 reduction in the outstanding balance of the October 2020 Purchase Agreement. The effect of the exchange was accounted for as a debt modification.

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 22 shares of the Company’s newly authorized Series L Preferred Stock to Iliad in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Purchase Agreement. The effect of the exchange was accounted for as a debt modification.

On June 27, 2025, the Company entered into a privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Purchase Agreement and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

On November 17, 2025, the Company entered into amendments (the “Royalty Interest Global Amendments No. 3”) to the October 2020 Purchase Agreement with Iliad. Pursuant to these amendments, beginning on April 1, 2026, the monthly royalty payment under each of the Royalty Interests shall be the greater of (a) $750,000, and (b) the actual royalty payment amount the respective investor is entitled to for such month pursuant to the terms of such Royalty Interest.

On December 31, 2025 and 2024, the fair value of Iliad's royalty interests was determined to be $1.2 million and $5.2 million. For the year ended December 31, 2025, the net change in the fair value of Iliad's royalty interests was $1.9 million. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the consolidated statements of operations.

December 2020 Purchase Agreement

On December 22, 2020, the Company entered into a royalty interest purchase agreement (the “December 2020 Purchase Agreement”) with Uptown Capital, LLC(f/k/a Irving Park Capital, LLC) (“Uptown”), a company affiliated with Chicago Venture Partners, L.P. (“CVP”). CVP is an institutional investor that has provided various financing facilities to the Company. Pursuant to this agreement, the Company sold to Uptown a royalty interest entitling Uptown to receive $12.0 million of future royalties on sales of Mytesi and certain up-front license fees and milestone payments from licensees and distributors (the “Uptown Royalty Repayment Amount”) for an aggregate purchase price of $6.0 million (the “December 2020 Royalty Interest”).

Until such time as the Uptown Royalty Repayment Amount has been paid in full, the Company will pay Uptown 10% of the Company’s Net Sales on Included Products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and distributors, but specifically excluding licensing fees and milestone payments that are reimbursements of clinical trial expenses (the “Uptown Royalty Payments”). Beginning on the payment start date of March 8, 2024 (the “Uptown Purchase Price Date”), and continuing until the 12-month anniversary of the Uptown Purchase Price Date, the monthly Royalty Payment shall be the greater of (a) $750,000 and (b) the actual Royalty Payment amount Uptown is entitled to for such month.

At initial recognition, the December 2020 Royalty Interest amount of $6.0 million is classified as debt, net of a $6.0 million discount (representing the difference between the purchase price and the $12.0 million Royalty Repayment Amount). Under ASC 470-10-35-3, royalty payments to Uptown will be amortized under the interest method per ASC 835-30. While the agreement contains a stated interest rate, the timing and amount of royalty payments depend on future revenue streams. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 23.70%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company was granted, at its sole discretion, the right to exchange, from time to time, all or any of the Royalty Interest under the original principal amount of $12.0 million or any portion of the December 2020 Purchase Agreement for shares of the Company’s voting common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

On February 8, 2023, the Company entered into an exchange agreement with Uptown, pursuant to which the parties agreed to partition $675,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 100 shares of the Company’s common stock.

On May 8, 2023, the Company entered into an exchange agreement with Uptown to partition a new royalty interest in the Uptown Royalty Repayment Amount of $1.1 million from the outstanding balance of the royalty interest and exchange for 1,272 shares of the Company’s voting common stock.

On the same date, the Company entered into the Standstill Agreement as described above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000.00, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 175 shares of the Company’s voting common stock at an exercise price of $555.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 51,600 shares of voting common stock to Uptown in exchange for a $1.1 million reduction in the outstanding balance of the Uptown's royalty interest. The Company accounted for the exchange as a debt modification under ASC 470-50 because the present value of the modified cash flows differed from the original terms by only 0.86%, falling well below the 10% threshold required for extinguishment treatment. Consequently, no gain or loss was recognized in the consolidated statements of operations.

On November 17, 2025, the Company executed the Royalty Interest Global Amendments No. 3 regarding the December 2020 Royalty Interest with Uptown. Pursuant to these amendments, beginning on April 1, 2026, the monthly royalty payment under each of the Royalty Interests shall be the greater of (a) $750,000, and (b) the actual royalty payment amount the respective investor is entitled to for such month pursuant to the terms of such Royalty Interest.

On December 31, 2025 and 2024, the fair value of Uptown's royalty interests was determined to be $11.4 million and $9.6 million. For the year ended December 31, 2025, the net change in the fair value of Uptown's royalty interests was $3.0 million. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the consolidated statements of operations.

March 2021 Purchase Agreement

On March 8, 2021 (the “Closing Date”), the Company entered into a purchase agreement (the “March 2021 Purchase Agreement”) with Streeterville, a company affiliated with CVP, pursuant to which the Company sold a royalty interest entitling Streeterville to $10.0 million and any interest, fees, and charges as royalty repayment amount (the “March 2021 Royalty Repayment Amount”) for an aggregate purchase price of $5.0 million (the “March 2021 Royalty Interest”). Interest will accrue on the March 2021 Royalty Repayment Amount at a rate of 5% per annum, compounding quarterly, and will increase to 10% per annum, compounding quarterly on the 12-month anniversary of the Closing Date.

The Company is obligated to make minimum royalty payments on a monthly basis beginning at the earlier of (a) 36 months following the Closing Date or (b) 30 days following the satisfaction of all existing royalties to Streeterville, and its affiliates namely Iliad and Uptown, but not earlier than 18 months following the Closing Date (the “royalty payment start date”) in an amount equal to the greater of (i) $250,000 beginning on the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 6-month anniversary of the royalty payment start date, $400,000 beginning on the 6-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 12-month anniversary of the royalty payment start date, $600,000 beginning on the 12-month anniversary of the royalty payment start date and continuing until either the royalty repayment amount has been paid in full or the 18-month anniversary of the royalty payment start date, $750,000 beginning on the 18-month anniversary of the royalty payment start date and continuing until the royalty repayment amount has been paid in full, and (ii) 10% of the Company’s net sales on Mytesi and any related improvements, modifications or follow-on products (collectively, the “Included Products”), 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and/or distributors but specifically excluding licensing fees and/or milestone payments that are reimbursements of clinical trial expenses or associated with the license of Included Products from the Company to Napo EU, including but not limited to the upfront fee payable by Napo EU to Napo for Included Products and crofelemer for other indications; and 50% of royalties collected from licenses of the Included Product to third parties.

At initial recognition, the March 2021 Royalty Interest amount of $10.0 million is classified as debt, net of a $5.0 million discount. Under ASC 470-10-35-3, royalty payments to Streeterville will be amortized under the interest method per ASC 835-30. While the agreement contains a stated interest rate, the timing and amount of royalty payments depend on future revenue streams. After each royalty payment, the Company will use a prospective method to determine a new discount rate based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 19.36%.

On April 14, 2022, under the Royalty Interest Global Amendments, the Company is granted, at its sole discretion, the right to exchange, from time to time, all or any of the Royalty Interest under the original principal amount of $10.0 million of the March 2021 Purchase Agreement for shares of the Company’s voting common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of date of the applicable exchange, subject to certain limitations.

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from August 17, 2022, to September 30, 2022, whereby the Company agreed to partition $5.4 million from the outstanding balance of the royalty interest and exchange for a total of 207 shares of the Company’s voting common stock in accordance with the term of the Royalty Interest Exchange Agreement. These exchange agreements were collectively assessed and accounted for as debt modification.

On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville in exchange for the surrender of the March 2021 Royalty Interest by Streeterville. Upon completion of this transaction ( the" CVP Exchange Transaction"), all outstanding balance of the March 2021 Royalty Interest was fully paid, and the March 2021 Royalty Interest was terminated.

The exchanges of Series J Preferred Stock were accounted for as extinguishment. Because the fair value of the common stock transferred is less than the carrying amount of the Series J Preferred Stock surrendered, the difference was credited to retained earnings and added to earnings available to common shareholders.

Interest expense for the years ended December 31, 2025 and December 31, 2024, was approximately $0 and $420,000, respectively. As of December 31, 2025 and 2024, the carrying value of the debt was $0 and $0, respectively.

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement (the “August 2022 Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a royalty interest to receive $12.0 million (the “August 2022 Royalty Repayment Amount”) of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company uses the proceeds to support the ongoing pivotal Phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest accrues on the August 2022 Royalty Repayment Amount at a rate of 5% per annum from the Purchase Price Date until the one-year anniversary of such date and 10% per annum thereafter, using simple interest computed based on a 360-day year.

The Company is obligated to make minimum royalty payments on a monthly basis beginning on January 1, 2024 (the “Payment Start Date”) in an amount equal to the greater of (A) a tiered monthly amount starting at $250,000 and increasing to $400,000, $600,000, and $750,000 on the 6, 12, and 18-month anniversaries of the Payment Start Date, respectively, and (B) the royalty payments to which the Investor (Streeterville) is entitled,, consisting of: (1) 10% of the Company’s net sales on Crofelemer, including any improvements, modifications, follow-on products, and Lechlemer for specific indications (collectively, the “Included Products”); (2) 10% of worldwide revenues related to upfront licensing fees and milestone payments (excluding clinical trial reimbursements or certain Napo EU intercompany licenses); and (3) 50% of royalties collected from licenses of Included Products to third parties..

Pursuant to the terms of the August 2022 Purchase Agreement, the Company has the right to exchange from time to time, at the Company’s sole discretion, all or any portion of the August 2022 Royalty Repayment Amount for shares of voting common stock at a price per share equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)) as of the date of the applicable exchange. At issuance, based on projected cash outflows from future revenue streams, the discount rate was 55.97%.

On September 29, 2023, the Company entered into Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Purchase Agreement with Streeterville. Under these amendments: (a) beginning on January 1, 2026, the monthly royalty payment shall be the greater of (x) $750,000.00, or (y) the actual royalty payment amount Streeterville is entitled to for such month; and (b) the Company is prohibited from making prepayments of the August 2022 Royalty Repayment Amount. As material consideration for these amendments, the Company issued Streeterville warrants to purchase up to 10,200 shares of common stock and an additional 170 shares of common stock at an exercise price of $555.00 per share. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty, and the restructuring is not considered a TDR.

At any time following an Event of Default, Investor may elect to increase the August 2022 Royalty Repayment Amount by 15% (the “Default Effect”) and interest shall accrue at the lesser of 18% per annum or the maximum rate permitted by law.

The cumulative effect of the exchanges to the August 2022 Royalty Interest resulted in significant modifications, which were accounted for as extinguishment. The Company recorded an extinguishment loss in the consolidated statements of operations amounting to $1.0 million. The extinguishment triggered a remeasurement event under ASC 825-10, and the Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire royalty interest. The Company used the valuation report from an independent valuation service provided to measure the reporting date fair value of the royalty interest.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 1,058 shares of the Company’s voting common stock to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On February 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 14,000 shares of voting common stock to Streeterville in exchange for a $291,375 reduction in the outstanding balance of the Streeterville's royalty interest.

On September 30, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 286,532 shares of voting common stock to Streeterville in exchange for a $600,000 reduction in the outstanding balance of the Streeterville's royalty interest.

On November 17, 2025, the Company executed the Royalty Interest Global Amendments No. 3 regarding the August 2022 Royalty Interest with Streeterville. Pursuant to these amendments, beginning on April 1, 2026, the monthly royalty payment under each of the Royalty Interests shall be the greater of (a) $750,000, and (b) the actual royalty payment amount the respective investor is entitled to for such month pursuant to the terms of such Royalty Interest.

On December 31, 2025 and 2024, the fair value of Streeterville's royalty interests was determined to be approximately $8.6 million and $8.7 million, respectively. For the year ended December 31, 2025, the net change in the fair value of Streeterville's royalty interests was $3.1 million. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of December 31, 2025, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of December 31, 2025, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of December 31, 2025, no default has occurred.

In connection with the note issuance, the Company has entered into a security agreement with Streeterville, pursuant to which Streeterville will receive a first priority security interest in all existing and future NP-300 technology and any TDPRV and the sale proceeds therefrom that may be granted to the Company by the FDA in connection with the development of NP-300 for the cholera indication. The Company also agreed, with certain exceptions, not to grant any lien on any of the collateral securing the note and not to grant any license under any of the intellectual property relating to such collateral. The grant of security interest has become effective in April 2021.

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

On November 17, 2025, the Company entered into an amendment to its secured promissory note with Streeterville to extend the maturity date of the note to July 1, 2026.

On December 31, 2025 and 2024, the fair value of the Streeterville note was determined to be $8.2 million and $11.9 million, respectively. For the year ended December 31, 2025, the net change in the fair value of the Streeterville note was negative $3.6 million. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the consolidated statements of operations.

Convertible Notes

On March 26, 2025, the Company entered into securities purchase agreements with selected accredited investors (the “Accredited Investors”) pursuant to which the Company issued approximately $3.4 million aggregate principal amount of convertible promissory notes ("March 2025 Convertible Notes" or "Convertible Notes") to such investors ("Bridge Financing"). The March 2025 Convertible Notes had a 3-month maturity, bore interest at 6% per annum, and were convertible immediately at the option of the Accredited Investors into shares of the Company’s common stock.

On March 31, 2025, the Company closed the Bridge Financing, in which the Company issued approximately $3.4 million aggregate principal amount of March 2025 Convertible Notes and warrants to purchase up to 622,584 shares of the Company’s common stock to selected accredited investors at an initial exercise price of $5.41 per share for non-Insiders and $5.43 per share for Insiders. The warrants are exercisable for a period of five years. Additionally, warrants to purchase up to 37,376 shares of the Company’s common stock were issued to the Placement Agents at an exercise price of $6.9188 per share, which are immediately exercisable and expire on March 31, 2030. The gross proceeds to Jaguar from the offering were approximately $3.4 million. Net proceeds were approximately $3.1 million, after deducting the placement agent’s fees and other offering expenses, and excluding any potential proceeds from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes were immediately convertible, at each holder’s option, in part or in full, into an aggregate of 622,598 shares of the Company’s common stock, at a conversion price of $5.535 per share for the Accredited Investors who were not an officer, director, employee or consultant of the Company (the “Insiders”), and $5.555 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at the transaction date was equal to the cash proceeds received of $3.4 million. The transaction expense of $208,000 was recognized in profit and loss as incurred.

Replacement Notes

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.6 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Company also issued warrants up to 928,582 to purchase common stock (the “New Warrants”) at an initial exercise price of $2.70 per share. These warrants are exercisable immediately and expire 18 months from the date of issuance. The Company also agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

The Replacement Notes would mature on July 1, 2026, bore interest at 6% per annum, and were immediately convertible at the option of the holders into up to 481,150 shares of the Company’s common stock at a conversion price of $5.535 per share for non-Insiders and $5.555 per share for Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions; provided, however, that (a) no conversion shares might be issued to a noteholder who is an Insider unless the stockholder approval was obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), and (b) the total cumulative number of conversion shares that might be issued to a noteholder who is not an Insider, together with any shares of Common Stock issued to (i) such noteholder upon exercise of the New Warrants issued to such noteholder and (ii) the other Participating Investors in the same series of transactions as the Replacement Notes, might not exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d), if applicable) (the “Issuance Cap”), unless the stockholder approval was obtained by the Company to issue more than the Issuance Cap.

The Company was subject to covenants under the Replacement Notes, including restrictions on dividend payments and the requirement to use net proceeds exceeding $8.0 million from any financing or business development transaction by the Company or Napo, to repay the Replacement Notes.

On December 31, 2025 and 2024, the fair value of the Convertible Notes was determined to be $2.5 million and $0, respectively. For the year ended December 31, 2025, the net change in the fair value of the Convertible Notes was $1.9 million.

Streeterville New Note

Secured Promissory Note

On November 12, 2025, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $10.8 million (the “Secured Promissory Note”). The Secured Promissory Note carries an original issue discount of $800,000 and the Company agreed to pay $10,000 to Streeterville to cover transaction costs, both of which were included in the original principal balance.

On November 12, 2025, Streeterville paid $2.0 million to the Company and $8.0 million was deposited into a deposit account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, JAGX Holdings, subject to a DACA. The collateral requirement for the deposit account starts at $8.0 million and decreases based on the repayment of unsecured outstanding obligations, terminating once the balance is $500,000 or less.

The Secured Promissory Note bears interest at a rate of 8.00% per annum and matures 36 months following the date of issuance. The Company’s obligations are secured by the DACA, a guaranty from JAGX Holdings, and a pledge of all membership interests in JAGX Holdings.

Beginning on the 12-month anniversary of the issuance date, Streeterville has the right to redeem up to $600,000 plus accrued interest per calendar month. Additionally, the Company is required to make mandatory prepayments equal to the lesser of the outstanding balance or 25.00% of upfront licensing fees received from any IP Transaction.

The operating guidelines of JAGX Holdings contain restrictive covenants that, until the JAGX Holdings Note is repaid in full, prohibit JAGX Holdings from taking certain actions without the prior written consent of the Investor, including amending its organizational or operating documents; issuing additional membership interests or equity rights; purchasing assets or conducting business operations; incurring any additional debts, liabilities, or obligations; granting any security interests, liens, or encumbrances on its assets; dissolving, winding up, or liquidating the subsidiary or its assets; or merging with or into any other entity.

Additionally, the Company is required to grant Streeterville online access to monitor the JAGX Holdings deposit account until the JAGX Holdings Note is paid in full. The Investor is expressly designated as a third-party beneficiary with the right to enforce these restrictive covenants and terms of the operating guidelines.

Interest expense for the year ended December 31, 2025, was approximately $137,000. At December 31, 2025, the net carrying value of the note was approximately $10.5 million.

Restricted Cash

As of November 12, 2025, JAGX Holdings deposited $8,000,000 into a Lakeside Bank account in connection with a secured promissory note issued to Streeterville. These funds serve as collateral for the Secured Promissory Note and are held pursuant to DACA among JAGX Holdings, Streeterville, and Lakeside Bank.

Pursuant to the Note Purchase Agreement and the DACA, the Company is restricted from withdrawing funds from the Deposit Account unless the balance exceeds the defined collateral requirement. The initial collateral requirement is $8,000,000 and is subject to reduction based on the repayment of certain unsecured outstanding obligations to the Lender or its affiliates. The collateral requirement automatically terminates once the balance of the deposit account is $500,000 or less. If funds in the deposit account exceed the collateral requirement by more than $100,000, the Company may request a disbursement of the excess funds, subject to Streeterville's instruction to the bank.

The Company evaluated the contractual terms of the Secured Promissory Note in accordance with ASC 815, Derivatives and Hedging, to determine whether any embedded features require bifurcation from the host debt instrument. The embedded features identified include: (i) the Prepayment Clause, (ii) the Redemption Clause, (iii) the Mandatory Prepayment provision, (iv) the Increase in Outstanding Balance upon the occurrence of Trigger Events, (v) the Repayment of the Increased Outstanding Balance upon an Event of Default, and (vi) the Increase in Interest Rate upon an Event of Default.

Based on its assessment, the Company determined that the Increase in Outstanding Balance upon the occurrence of Trigger Events and the Repayment of the Increased Outstanding Balance upon an Event of Default are not clearly and closely related to the host debt instrument and therefore require bifurcation and separate accounting as derivative instruments. Although the Increase in Interest Rate upon the occurrence of an Event of Default has been assessed not clearly and closely related to the host debt instrument, it does not meet the definition of a derivative and, therefore, is not subject to bifurcation. The Prepayment Clause, Redemption Clause, and Mandatory Prepayment provision were determined to be clearly and closely related to the Note and, therefore, do not require bifurcation.

The embedded derivatives are not designated as hedging instruments and are accounted for separately from the host debt instrument. The derivatives are remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

The embedded derivative is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value was determined based on an independent valuation report prepared by a third-party valuation specialist. The valuation utilized a Black-Derman-Toy (“BDT”) binomial lattice model in conjunction with a discounted cash flow (“DCF”) methodology. The valuation incorporates a discount rate derived from the risk-free rate plus a weighted option-adjusted spread (“OAS”). The risk-free rate is based on the US Treasury Daily Treasury Par Yield Curve, converted to spot rates using a bootstrapping approach. The weighted OAS reflects a blended credit profile of Jaguar and Lakeside Bank, considering the portion of proceeds held as collateral with Lakeside Bank and the remaining balance available for Jaguar’s use. As of the valuation date, the blended exposure approximates 74% attributable to Lakeside Bank and 26% to Jaguar.

As of December 31, 2025, the fair value of the embedded derivative was approximately $322,000 and is presented separately as part of "Other Assets" in the consolidated balance sheets. The derivatives are presented on a gross basis and are not offset against the carrying amount of the Secured Promissory Note or against any collateral arrangements. No cash collateral balances are netted against the reported fair value amounts.

Insurance Financing

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2025 and 2024, was approximately $200 and $2,000, respectively. The financing balance was approximately $0 and $5,000 as of December 31, 2025 and 2024, respectively.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2025 and 2024, was approximately $10,000 and $7,000, respectively. The financing balance was approximately $0 and $130,000 as of December 31, 2025 and 2024, respectively.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual interest rate of 8.75%. The total finance charge was $2,700. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the years ended December 31, 2025 and 2024, was approximately $2,000 and $0, respectively. The financing balance was approximately $11,000 and $0 as of December 31, 2025 and 2024, respectively.

May 2025 First Insurance Financing

In May 2025, the Company entered into a premium finance agreement for $510,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $567,000, with an annual percentage rate of 8.3%. The total finance charge was $20,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the years ended December 31, 2025 and 2024, was approximately $14,000 and $0, respectively. The financing balance was approximately $153,000 and $0 as of December 31, 2025 and 2024, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta (“Tempesta”), pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 9 shares of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Tempesta under certain license agreements. The $550,000 promissory note bears interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provides for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note is paid in full. Interest expense for the years ended December 31, 2025 and 2024, was approximately $600 and $3,000, respectively. At December 31, 2025 and 2024, the net carrying value of the note was approximately $0 and $50,000, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Warrants outstanding, beginning balance	3,045	8,073
Issuances	4,184,746	—
Exercises or conversions	(479,442)	(5,026)
Expirations and cancelations	—	(2)
Warrants outstanding, ending balance	3,708,349	3,045

As of December 31, 2025 and 2024, the Company’s outstanding warrants have an exercise price ranging from $0 to $720 per common stock and generally expire before December 31, 2026.

PIPE Warrants

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain investors named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 137 shares (the “Preferred Shares”) of Series G Convertible Preferred Stock, par value $0.0001 per share, y (the “Series G Preferred Stock”) and (ii) warrants to purchase up to 4,567 shares of the Company’s voting common stock, at an exercise price of $555.00 per share (the “PIPE Warrants”), for an aggregate purchase price of approximately $1.86 million (the “Private Placement”). The Company used the proceeds from the Private Placement for working capital and general corporate purposes.

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

On May 10, 2023, the Company issued warrants equivalent to 4,567 shares of the Company’s voting common stock in relation to the PIPE Purchase Agreement.

The PIPE Purchase Agreement provides that during the period commencing on the signing of the PIPE Purchase Agreement and ending October 22, 2023, the Company will not affect or enter into any agreement to (i) issue securities in exchange for any securities of the Company issued and outstanding on the date of the PIPE Purchase Agreement pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), or (ii) effect issuance by the Company of voting common stock or Common Stock Equivalents (as defined in the PIPE Purchase Agreement), subject to certain customary exceptions set forth in the PIPE Purchase Agreement including, among others, issuance of shares of voting common stock pursuant to the At The Market Offering Agreement, (the “ATM Agreement”) dated December 10, 2021, by and between the Company and Ladenburg Thalmann & Co. Inc., (”Ladenburg”) provided that such issuance has been consented to under the ATM Agreement.

On August 14, 2023, the Company entered into an amendment (“the First Amendment”) to the PIPE Purchase Agreement with certain holders (the “Holders”) named in the PIPE Purchase Agreement, pursuant to which the parties agreed to terminate the restriction on subsequent equity sales by the Company. In exchange for the Holders to enter into the First Amendment, the Company agreed to issue the Holders warrants to purchase 457 shares of the Company’s voting common stock (the “PIPE Amendment Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The PIPE Amendment Warrants are substantially the same as the PIPE Warrants and have an exercise price of $720.00 per share. The PIPE Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on January 1, 2024 (the “PIPE Amendment Warrants Initial Exercise Date”) and ending on the five-year anniversary of the PIPE Amendment Warrants Initial Exercise Date.

At the date of the PIPE Amendment Warrants, the warrants were valued at $1.2 million using the Black-Scholes option pricing model as follows: exercise price of $720.00 per share, stock price of $1,080.00 per share, expected life of five years, volatility of 145.95% and a risk-free rate of 3.37%. The warrants were classified in additional paid-in capital.

On February 27, 2024, pursuant to the PIPE Purchase Agreement, each of the PIPE investors entered into an exchange agreement with the Company (each, a “PIPE Warrant Exchange Agreement” and collectively, the “PIPE Warrant Exchange Agreements”). Pursuant to the PIPE Warrant Exchange Agreements, the Company agreed to exchange both the original PIPE Warrants and the PIPE Amendment Warrants for shares of voting common stock at an exchange ratio of 1-for-2.5 (“PIPE Warrant Exchange Transaction”). Upon completion of the PIPE Warrant Exchange Transaction, the Company exchanged the PIPE Warrants to purchase up to 5,024 shares of Common Stock for 12,558 shares of Common Stock (the “PIPE Exchange Shares”), and the PIPE Warrants were terminated. The PIPE Exchange Shares would be subject to a twelve-month lock-up, and any other equity security of the Company other than the PIPE Exchange Shares owned by the PIPE investors as of the date of the PIPE Warrant Exchange Agreement would be subject to a six-month lock-up.

On February 29, 2024, the PIPE investors converted 122 shares of Series G preferred stock into 2,033 shares of voting common stock subject to a six-month lock-up.

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

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of December 31, 2025, 2,545 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Standstill Agreement, the warrants were valued at approximately $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $720.00 per share, stock price of $1,095.00 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in capital and the offsetting debit was recorded as a debt discount, which is being amortized over the remaining term of the modified royalty interest agreements.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into amendments Royalty Interest Global Amendments to (i) the October 2020 Purchase Agreement with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 155 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 175 shares of the common stock, and (iii) Streeterville warrants to purchase up to 170 shares of the Common Stock, at an exercise price of $555.00 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of December 31, 2025, 500 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $555.00 per share, stock price of $390.00 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

Convertible Notes Warrants

On March 31, 2025, the Company closed the Bridge Financing, in which the Company issued approximately $3.4 million aggregate principal amount of March 2025 Convertible Notes and warrants to purchase up to 622,584 shares of the Company’s common stock to selected accredited investors at an initial exercise price of $5.41 per share for non-Insiders and $5.43 per share for Insiders. The warrants are exercisable for a period of five years. Additionally, warrants to purchase up to 37,376 shares of the Company’s common stock were issued to the Placement Agents at an exercise price of $6.9188 per share, which are immediately exercisable and expire on March 31, 2030. The gross proceeds to Jaguar from the offering were approximately $3.4 million. Net proceeds were approximately $3.1 million, after deducting the placement agent’s fees and other offering expenses, and excluding any potential proceeds from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes were immediately convertible, at each holder’s option, in part or in full, into an aggregate of 622,598 shares of the Company’s common stock, at a conversion price of $5.535 per share for the Accredited Investors who were not an officer, director, employee or consultant of the Company (the “Insiders”), and $5.555 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

Replacement Notes Warrants

On June 24, 2025, the Company completed a private exchange transaction with the Participating Investors, issuing approximately $2.6 million aggregate principal amount of the Replacement Notes in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors. The Company also issued warrants up to 928,582 to purchase common stock at an initial exercise price of $2.70 per share. These warrants are exercisable immediately and expire 18 months from the date of issuance. The Company also agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

Common and Wainwright Warrants

On May 20, 2025, the Company entered into a securities purchase agreement with selected institutional investors for a registered direct offering of 246,306 shares of common stock at $6.09 per share. In a concurrent private placement, the Company issued to such investors unregistered warrants to purchase up to 492,612 shares of common stock (“Common Warrants”) at an exercise price of $5.84 per share. The Common Warrants are immediately exercisable and expire upon the earlier of (i) 24 months from issuance, (ii) a fundamental transaction, or (iii) a liquidation event. The Company also issued to Wainwright warrants to purchase 14,778 shares of common stock (the “Wainwright Warrants”), representing 6.0% of the shares sold in the registered offering. The Wainwright Warrants have substantially similar terms to the Common Warrants issued to investors in the same transaction, but with an exercise price of $7.6125 per share, which represents 125% of the offering price.

Brown Stone Pre-funded Warrants

On September 28, 2025, the Company entered into a securities purchase agreement with Brown Stone Capital Limited (“Brown Stone”), pursuant to which the Company issued and sold to Brown Stone (i) 161,583 shares of common stock and (ii) 479,442 pre-funded warrants to purchase shares of the Company’s common stock. On December 11, 2025, the 479,442 pre-funded warrants were exercised and the Company issued 236,191 of voting common stock.

Iliad Pre-funded Warrants

On December 9, 2025, the Company entered into an exchange agreement with Iliad, pursuant to which the Company issued 400,000 shares of common stock and a pre-funded common stock purchase warrant to purchase 1,304,545 shares of common stock (the “First Pre-Funded Warrant”) in exchange for 75 shares of Series M Preferred Stock.

On December 11, 2025, the Company entered into a second exchange agreement with Iliad, pursuant to which the Company issued 40,000 shares of common stock and a pre-funded common stock purchase warrant to purchase 304,827 shares of common stock (the “Second Pre-Funded Warrant”) in exchange for 16 shares of Series M Preferred Stock.

9. Preferred Stock

As of December 31, 2025 and 2024, preferred stock consisted of the following:

December 31, 2025
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	—	—	—
L	121	121	2,485	25
M	260	144	—	25
N	951	10	—	25
Total	7,536,345	275	$2,485	$75

December 31, 2024
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	99	—	25
Total	7,535,013	99	$—	$25

•
Series L: Liquidation preference is equal to the Stated Value of $25,000 per share plus any accrued but unpaid dividends.
•
Series M: Liquidation preference is equal to the Stated Value of $25,000 per share plus any accrued but unpaid Preferred Return.
•
Series N: Liquidation preference is equal to the Stated Value of $25,000 per share plus any accrued but unpaid dividends.

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of December 31, 2025 and 2024, with a total of 7,536,345 shares and 7,535,013 shares designated to specific Series as of December 31, 2025 and 2024, respectively.

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

On November 14, 2023, Uptown converted 62 shares of Series I Preferred Stock into 39,805 shares of common stock.

On January 15, 2024, Uptown converted 56 shares of Series I Preferred Stock into 1,798 shares of common stock.

Series K Preferred Stock

On February 26, 2025, the Company entered into a Rights Agreement with Equiniti Trust Company, LLC, as Rights Agent, designating 300,000 shares of Series K Junior Participating Preferred Stock (“Series K Preferred Stock”). Under the Rights Agreement, each outstanding share of Common Stock and Non-Voting Common Stock as of March 10, 2025 was granted one Class A Right or Class B Right, respectively. Each Right represents the right to initially purchase 1/1,000th of a share of Series K Preferred Stock at a purchase price of $4.50

At issuance, the Rights were embedded in the common stock and not exercisable. They would become exercisable and trade independently only if a person or group became an “Acquiring Person” by obtaining 20% or more of the Company’s voting power. Prior to these triggering events, the Board might redeem the Rights for $0.01 per Right. The Rights expired on February 26, 2026.

Series L Preferred Stock

On May 14, 2025, the Company entered into privately negotiated exchange agreements with Iliad and Streeterville, under which the Company issued 22 and 99.3822 shares of the Company’s newly authorized Series L Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Purchase Agreement, and for all of the outstanding 99.3822 shares of Series J Preferred Stock held by Streeterville, respectively.

As of December 31, 2025, the Series L Preferred Stock had a liquidation preference of $25,000 per share and was exchangeable into common stock at an Exchange Ratio of 24,167-to-1 based on the 5-day average Nasdaq closing price of $1.03.

Series M Preferred Stock

On June 27, 2025, the Company entered into a privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October

2020 Purchase Agreement and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

During the fourth quarter of 2025, the Company entered into privately negotiated exchange agreements to retire shares of Series M Preferred Stock.

On November 17, 2025, the Company entered into an exchange agreement with Streeterville, pursuant to which the Company issued 361,271 shares of common stock in exchange for 25 outstanding shares of Series M Preferred Stock held by Streeterville. Upon completion of the transaction, the exchanged preferred shares were cancelled and retired.

On December 9, 2025, the Company entered into an exchange agreement with Iliad, pursuant to which the Company issued 400,000 shares of common stock and a pre-funded common stock purchase warrant to purchase 1,304,545 shares of common stock (the “First Pre-Funded Warrant”) in exchange for 75 shares of Series M Preferred Stock.

On December 11, 2025, the Company entered into a second exchange agreement with Iliad, pursuant to which the Company issued 40,000 shares of common stock and a pre-funded common stock purchase warrant to purchase 304,827 shares of common stock (the “Second Pre-Funded Warrant”) in exchange for 16 shares of Series M Preferred Stock.

As of December 31, 2025, the Series M Preferred Stock had a liquidation preference of $25,000 per share. During the fourth quarter of 2025, the Company entered into multiple exchange agreements resulting in the retirement of 116 shares of Series M Preferred Stock. These exchanges were executed at Exchange Ratios ranging from 14,451-to-1 to 22,894-to-1, based on the applicable 5-day average Nasdaq closing prices ranging from $1.09 to $1.73 per share.

Each pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share and may be exercised at any time until exercised in full. The warrants contain a beneficial ownership limitation of 9.99%.

Series N Preferred Stock

On September 9, 2025, the Company entered into PIPE Purchase Agreements with the Purchasers, pursuant to which the Company issued 951 of the newly authorized Series N Perpetual Preferred Stock for an aggregate purchase price of $2.4 million.

As of December 31, 2025, the Series N Preferred Stock had a liquidation preference of $2,500 per share. During the second half of December 2025, the Purchasers exchanged 941 shares of Series N Preferred Stock into 1,959,944 shares of common stock. This exchange was executed at Exchange Ratio of 2,083-to-1 based on the $1.20 exchange price per share.

10. Temporary Equity

On March 1, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued an aggregate of 179 shares of Series J Preferred Stock to Streeterville in exchange for the surrender of the March 2021 Royalty Interest by Streeterville. Upon completion of the CVP Exchange Transaction, all outstanding balance of the March 2021 Royalty Interest was fully paid, and the March 2021 Royalty Interest was terminated. At its sole discretion, the Company reserves the right to exchange a portion or all of the outstanding shares of Series J Preferred Stock held by investors for common stock at the stated value of $25,000 per share, divided by the applicable exchange price. The exchange price will be determined based on the lower of the Nasdaq official closing price and the 5-day average Nasdaq official closing price of the common stock immediately preceding the exchange date. The preferences, rights, limitations, and other matters relating to the Series J Preferred Stock are: (1) Streeterville is not entitled to dividends but accrue a preferred return on the stated value at 0% for the first two years, 10% for years three and four, and 15% thereafter, payable in cash or common stock at the Company’s sole discretion. (2) The shares vote with the common stock on an as-converted basis, subject to a collective voting power cap of 9.99%, and have a liquidation preference equal to the stated value plus any accrued but unpaid preferred return. (3) While the shares lack voluntary conversion rights, the Company may, at its option, redeem them for cash or exchange them for common stock at a variable ratio based on Nasdaq closing prices, and it is required to allocate 15% of all received licensing fees toward the redemption of the shares.

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

Reclassification of Temporary Equity

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 99.3822 shares of Series L Preferred Stock in exchange for all 99.3822 shares of Series J Preferred Stock. As a result of the transaction, the Series J Preferred Stock was fully cancelled and retired, and the related temporary equity balance was reclassified to stockholders' equity.

As of December 31, 2025 and 2024, the Company had 0 and 99 shares of Series J preferred stock outstanding, respectively.

11. Stockholders’ Equity (Deficit)

As of December 31, 2025 and 2024, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	December 31,
	2025	2024
Options issued and outstanding	196,052	30,469
Inducement options issued and outstanding	520	1
Options available for grant under stock option plans	6,963	17,695
Restricted stock unit awards issued and outstanding	175,713	220
Warrants issued and outstanding	3,708,349	3,045
Total	4,087,597	51,430

Common Stock

The holders of voting common stock are entitled to one vote for each share of common stock held. The common stockholders are also entitled to receive dividends whenever funds and assets are legally available and when declared by the BOD.

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

At a special meeting of stockholders of the Company held on September 30, 2022, the stockholders approved an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share, from 150,000,000 to 298,000,000.

The Company is now authorized to issue a total number of 358,000,000 shares of stock, of which 298,000,000 shares are voting common stock, 50,000,000 shares are non-voting common stock, and 10,000,000 shares are preferred stock.

Stockholder Rights Plan

On February 26, 2025, the Company adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of its common stock and non-voting common stock. The rights were designed to protect the interests of all stockholders by reducing the likelihood of a hostile takeover. Each right would initially entitle holders to purchase a fraction of a share of newly designated Series K Junior Participating Preferred Stock at a specified exercise price, subject to adjustment. The rights would become exercisable only upon the occurrence of certain events, unless earlier redeemed, exchanged, or terminated pursuant to the terms of the rights agreement. The rights expired on February 26, 2026.

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

The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding non-voting common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such non-voting common stock, stock options, and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock. All share and per share amounts of the Company’s common stock, as well as stock options, RSUs, and warrants included in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise.

At the Market Offering (“ATM”)

ATM Agreement

On December 10, 2021, the Company entered into an ATM Agreement, pursuant to which the Company may offer and sell, from time to time through Ladenburg, shares of common stock having an aggregate offering price of up to $15.0 million, subject to the terms and conditions of the ATM Agreement.

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

During the year ended December 31, 2025, the Company issued an aggregate of 2,159,049 shares under the ATM Agreement for total net proceeds of approximately $6.3 million.

Notes Exchanges for Common Stock Issuances

In November and December 2025, the Company issued an aggregate of 801,271 shares of common stock in connection with the exchange of Series M Preferred Stock with Streeterville and Iliad.

Pre-funded Warrants

In December 2025, in connection with the exchange of Series M Preferred Stock, the Company issued pre-funded warrants to Iliad to purchase an aggregate of 1,609,372 shares of common stock. Each pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share and may be exercised at any time until exercised in full. The warrants contain a beneficial ownership limitation of 9.99%.

Series N Exchange for Common Stock Issuance

On December 8, 2025, the Company held a special meeting of stockholders where stockholders approved proposals related to the issuance of shares of Common Stock upon exchange of 941 shares of Series N Preferred Stock and the issuance of 1,959,994 shares of common stock and 1,609,372 pre-funded warrants pursuant to the securities purchase agreement dated September 28, 2025.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

For the year ended December 31, 2025, noncontrolling interest decreased by $608,000 due to net of share in comprehensive losses. For the year ended December 31, 2024, noncontrolling interest increased by $727,000 due to additional investment, net of share in comprehensive losses.

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

As of December 31, 2025, 196,052 options were outstanding, and 1,089 options were available for grant. As of December 31, 2024, 30,469 options were outstanding, and 149 options were available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the 2020 Inducement Award Plan, the Company reserved 89 shares of its common stock for issuance pursuant to equity awards granted under the 2020 Inducement Award Plan. On April 13, 2022, the Board of Directors approved an amendment to the plan to reserve an additional 58,451 shares, increasing the total shares issuable thereunder to 58,540. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan grants stock options, RSUs, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without Stockholder Approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the 2020 Inducement Award Plan are individuals who were not previously an employee or director of the Company or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On August 13, 2024, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 19,721 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2020 Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 58,540 shares to 78,561 shares.

As of December 31, 2025, 520 options were outstanding, and 5,874 options were available for grant. As of December 31, 2024, 1 option was outstanding, and 17,546 options were available for grant.

Stock Options and Restricted Stock Units

The Company grants RSUs to employees and directors under the 2014 Plan and the 2020 Inducement Award Plan. During the year ended December 31, 2025, the Company granted 181,338 RSUs. During the same period, 3,260 RSUs vested and 2,585 RSUs were cancelled. As of December 31, 2025, there were 175,713 RSUs outstanding. Stock-based compensation expense is recognized over the requisite service period.

The following table summarizes the incentive plan activity for the year ended December 31, 2025 and 2024:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*
Balances as of January 1, 2024	417	16	1,798	$893,466	6.21	$—
Additional shares authorized	46,154	—	—	—	—	—
Options granted	(30,578)	30,578	—	32	—	—
Options canceled	124	(124)	—	221	—	—
RSUs granted	(5,644)	—	5,644	—	—	—
RSUs vested and released	7,216	—	(7,216)	—	—	—
RSUs cancelled	6	—	(6)	—	—	—
Outstanding at December 31, 2024	17,695	30,470	220	$311	9.77	$—
Additional shares authorized	330,863	—	—	—		—
Options granted	(168,255)	168,255	—	1		—
Options canceled	2,153	(2,153)	—	32		—
RSUs granted	(181,338)	—	181,338	—		—
RSUs vested	3,260	—	(3,260)	—		—
RSUs cancelled	2,585	—	(2,585)	—		—
Outstanding at December 31, 2025	6,963	196,572	175,713	$541	9.77	$—
Exercisable at December 31, 2025		14,006		$252.84	8.67	$—
Vested and expected to vest at December 31, 2025		14,006		$252.84	8.67	$—

* Fair market value of Jaguar stock on December 31, 2025 was $0.93 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the years ended December 31, 2025 and 2024, were 0.

The weighted average grant date fair value of stock options granted was $1.36 and $30.33 per share for the years ended December 31, 2025 and 2024, respectively.

The number of options that were vested for the years ended December 31, 2025 and 2024, was 12,944 and 1,437, respectively. The grant date weighted average fair value of options that were vested for the years ended December 31, 2025 and 2024, was $29.96 and $142.01 respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options and RSUs for the years ended December 31, 2025 and 2024, and are included in the consolidated statements of operations as follows:

	Year Ended
	December 31,
(in thousands)	2025	2024
Research and development expense	$269	$711
Sales and marketing expense	111	149
General and administrative expense	451	781
Total	$831	$1,641

As of December 31, 2025 and 2024, the Company had $569,000 and $683,000 of unrecognized stock-based compensation expense for options, and RSU’s outstanding, respectively.

The fair value of options and RSUs granted during the years ended December 31, 2025 and 2024, respectively, were calculated using the range of assumptions set forth below:

Year Ended
December 31,
	2025	2024
Volatility	163.96 - 163.96	163.96 - 163.96
Expected term (years)	5.04 - 5.04	5.04 - 5.04
Risk-free interest rate	3.72% - 3.72%	3.86% - 3.86%

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through December 31, 2025.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Net loss attributable to common stockholders	$(53,575)	$(38,492)
Shares used to compute net loss per common stock, basic and diluted	2,332,401	294,534
Net loss per share attributable to common stockholders, basic and diluted	$(22.97)	$(130.69)

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

The following are the other common stock equivalents of the Company for years ended December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Options issued and outstanding	196,052	30,469
Inducement options issued and outstanding	520	1
Options available for grant under stock option plans	6,963	17,695
Restricted stock units issued and outstanding	175,713	220
Warrants issued and outstanding	3,708,349	3,045
Total	4,087,597	51,430

14. Income Taxes

The Company's loss before provision for income taxes during the years ended December 31, 2025 and 2024, was a domestic loss of $48.8 million and $34.3 million, and a foreign loss of $5.6 million and $5.0 million, respectively.

The effective tax rate for 2025 and 2024, was 0%. As a result of the Company's history of net operating losses (“NOL”) and a full valuation allowance against its deferred tax assets, there was minimal current income tax and no deferred income tax provision for the years ended December 31, 2025 and 2024.

The Company’s effective tax during the years ended December 31, 2025 and 2024, differed from the federal statutory rate as follows:

	December 31,
	2025	2024
Statutory rate	(21.0)%	(21.0)%
State taxes	(4.2)%	(4.5)%
Intercompany transactions	—%	—%
Valuation allowance	22.0%	91.4%
Nondeductible warrant expense	—%	—%
Book loss on debt extinguishment	3.7%	(3.2)%
Foreign rate differential	—%	(0.1)%
Other	(0.5)%	(62.6)%
Effective tax rate	—%	—%

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(In thousands)	2025	2024
Non-current deferred tax assets:
Net operating losses	$90,810	$77,749
Tax credits	241	241
Stock compensation	210	419
Other	8,601	15,703
	99,862	94,112
Valuation allowance	(98,876)	(93,567)
Net non-current deferred tax assets	986	545
Non-current deferred tax liabilities:
Other	(986)	(545)
Property and equipment	—	—
Net non-current deferred tax liability	(986)	(545)
Net non-current deferred tax asset (liability)	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2025 and 2024, due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

The valuation allowance increased by $6.1 million during the year ended December 31, 2025.

As of December 31, 2025, the Company have federal and California NOL carryovers of approximately $306.5 million and $137.3 million, respectively. The Company also have California research credit carryovers of approximately $382,000. The California research credits carry forward indefinitely. The Company had no Federal research credit carryovers.

Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) authorizes more than $2.0 trillion to battle COVID-19 and its economic effects, including immediate cash relief for individual citizens, loan programs for small business, support for hospitals and other medical providers, and various types of economic relief for impacted businesses and industries. The CARES Act does not have a material impact on the Company’s financial results for the year ended December 31, 2025 and 2024.

The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the US on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act does not have a material impact on the Company’s financial results for the year ended December 31, 2025 and 2024.

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

As of December 31, 2025, all unrecognized tax benefits were offset against deferred tax assets which are subject to a full valuation allowance, and if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2025 or 2024.

The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	December 31,
(In thousands)	2025	2024
Gross unrecognized tax benefit--beginning balance	$77	$77
Increases related to tax positions from prior years	—	—
Increases related to tax positions taken during the current year	—	—
Gross unrecognized tax benefit--ending balance	$77	$77

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company evaluated the impact of the OBBBA in accordance with ASC 740, Income Taxes, which requires that the effects of changes in tax law be recognized in the period of enactment.

Effective for tax years beginning after December 31, 2024, the OBBBA restores immediate expensing of domestic research and experimental (“R&E”) expenditures. The legislation also provides an election for certain eligible small businesses to retroactively apply this immediate expense to domestic R&E costs paid or incurred in taxable years beginning after December 31, 2021. To utilize this retroactive application, the Company must make the election within one year of the OBBBA's enactment and file amended tax returns for each affected taxable year. Alternatively, the legislation permits taxpayers to elect to accelerate the deduction of remaining unamortized domestic R&E costs capitalized in tax years 2022 through 2024, either by deducting the remaining unamortized amount entirely in the first taxable year beginning after December 31, 2024, or ratably over a 2-taxable year period. The Company has not elected to accelerate the deduction of these previously capitalized costs and will continue to amortize them over the applicable recovery period.

As a result, deferred tax assets related to previously capitalized domestic R&E expenditures were remeasured as of the enactment date to reflect the new law. The OBBBA also restores an EBITDA-based limitation under IRC Section 163(j) and permanently reinstates 100% bonus depreciation for qualified property acquired after January 19, 2025. The legislation did not modify the general rules applicable to post-2017 federal net operating loss carryforwards, which continue to carry forward indefinitely and remain subject to an 80% taxable income limitation.

As of the enactment date, the remeasurement of deferred tax assets, including those related to capitalized R&E expenditures and net operating losses, was offset by a corresponding adjustment to the Company’s valuation allowance. Accordingly, the net impact of the OBBBA on income tax expense was not material. The Company will continue to monitor future guidance and evaluate the ongoing impact of the legislation on its income tax provision.

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

The Company's reportable segments' net revenues and net loss for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended
(in thousands)	December 31, 2025
	Human Health	Animal Health	Total
External revenue	$11,158	$353	$11,511
Less: Segment expenses
Cost of revenue	3,733	41	3,774
Research and development	22,370	2,596	24,966
Sales and marketing	8,856	379	9,235
General and administrative	8,999	11,649	20,648
Impairment loss on indefinite-lived intangible assets	800	—	800
Interest	114	(47)	67
Other segment items*	1,123	7,349	8,472
Segment expenses	45,995	21,967	67,962
Segment net comprehensive loss	$(34,837)	$(21,614)	$(56,451)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			2,043
Consolidated net comprehensive loss			$(54,408)

	Year Ended
(in thousands)	December 31, 2024
	Human Health	Animal Health	Total
External revenue	$11,374	$315	$11,689
Less: Segment expenses
Cost of revenue	1,900	55	1,955
Research and development	13,952	2,590	16,542
Sales and marketing	7,381	311	7,692
General and administrative	8,949	9,307	18,256
Interest	113	118	231
Other segment items*	(386)	8,340	7,954
Segment expenses	31,909	20,721	52,630
Segment net comprehensive loss	$(20,535)	$(20,406)	$(40,941)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,907
Consolidated net comprehensive loss			$(39,034)

* Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment, and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

** Adjustments and reconciling items include intercompany elimination entries

The Company’s reportable segments assets consisted of the following:

	December 31,
	2025	2024
Segment assets
Human Health	$28,321	$44,117
Animal Health	185,511	174,803
Total	$213,832	$218,920

For the years ended December 31, 2025 and 2024, the Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of long-term assets in Europe totaled approximately $87,000 and $230,000, respectively, pertaining to a right-of-use asset for the Napo Therapeutics office and vehicle lease. In the US, the carrying value of long-term assets totaled approximately $18.2 million and $19.6 million, respectively, composed of property, plant, and equipment, right-of-use- assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	December 31,
(in thousands)	2025	2024
Total assets for reportable segments	$213,832	$218,920
Less: Investment in subsidiary	(29,231)	(29,232)
Less: Intercompany loan	(146,278)	(136,263)
Consolidated Totals	$38,323	$53,425

16. Subsequent Events

Securities Purchase Agreements and Promissory Notes

On January 6, 2026, the Company entered into securities purchase agreements with two accredited investors for the issuance of unsecured promissory notes in the aggregate principal amount of $350,000. The transaction closed on the same day. The notes bore interest at a rate of 6% per annum and mature one month from the date of issuance. The Company has the right to prepay any outstanding amount under the notes without penalty or premium.

As an inducement for the investors to enter into the agreements, the Company issued warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share. The warrants are exercisable immediately and expire upon the earlier of five years from issuance, the consummation of a fundamental transaction, or a liquidation event.

License and Supply Agreements

On January 12, 2026, Napo and the Company entered into a license agreement with Woodward Specialty LLC (“Woodward"), an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak. Under the license agreement, Napo and the Company granted Woodward and Future Pak an exclusive, non-transferable, sublicensable, royalty-free right and license under the Napo Mytesi Patents to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia Product in the United States during the term of the license agreement, and shall provide manufactured finished Product in connection with the commercialization of the Product pursuant to a separate supply agreement.

Under the license agreement, Licensee shall pay Napo an upfront payment of $18 million, consisting of $16.0 million paid on the effective date, and $2.0 million payable upon satisfaction of specified conditions, as well as up to $17.0 million, with respect to the first occurrence of each of the milestones specified in the license agreement. The license agreement shall continue to be in effect until terminated by Woodward.

Also on January 12, 2026, Napo, Woodward and Future Pak entered into a supply agreement under which Napo shall manufacture or have manufactured, and supply or have supplied the Mytesi Product to Woodward in the US (including Puerto Rico), and Woodward shall purchase existing product inventory and new products at supply prices specified in the agreement. The supply agreement shall continue to be in effect and shall expire in its entirety upon the expiration or termination of the license agreement.

Royalty and Preferred Stock Exchange Transactions

On January 16, 2026, the Company entered into a series of privately negotiated exchange agreements with Iliad and Streeterville to reduce outstanding debt and retire certain classes of preferred stock. Pursuant to the exchange agreements, the Company issued six separate pre-funded common stock purchase warrants exercisable for an aggregate of 11,776,281 shares of common stock at an exercise price of $0.001 per share.

The transactions are summarized as follows:

•
The Company issued the First and Second Pre-Funded Warrants to purchase 1,553,844 and 1,111,837 shares, respectively, in exchange for a combined reduction of $2,037,914.07 in the outstanding balances of the October 2020 and August 2022 Royalty Interests.
•
The Company issued the Third and Fourth Pre-Funded Warrants to purchase 719,424 and 3,249,908 shares, respectively, in exchange for the cancellation and retirement of all 121.3822 outstanding shares of Series L Perpetual Preferred Stock held by Iliad and Streeterville.
•
The Company issued the Fifth and Sixth Pre-Funded Warrants to purchase 2,870,503 and 2,270,765 shares, respectively, in exchange for the cancellation and retirement of 157.22 shares of Series M Perpetual Preferred Stock held by Iliad and Streeterville.

The Pre-Funded Warrants are exercisable immediately and provide that the number of shares that may be exercised shall be limited to ensure that the number of shares of common stock beneficially owned by the holder, together with its affiliates and certain related parties, does not exceed 9.99% of the total number of shares of common stock then issued and outstanding.

Preferred Stock Dividend

On February 18, 2026, the Company announced that its Board of Directors declared a special one-time dividend of one-tenth of one share of Series O Preferred Stock for each share of voting common stock outstanding, plus each share issuable upon exercise of certain warrants to purchase, in aggregate, 2,400,765 shares of common stock with dividend rights outstanding, at the close of business on March 2, 2026. The preferred stock dividend was paid on March 4, 2026.

In connection with the preferred stock dividend, on March 2, 2026 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series O Convertible Preferred Stock with the Secretary of State of the State of Delaware, to designate 1,557,000 shares of the preferred stock, par value $0.0001 per share, as Series O Convertible Preferred Stock.

Nasdaq Delisting Notification

On March 5, 2026, the Company received a written notification from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the bid price for the Company’s common stock for the previous 30 consecutive business days had closed below the minimum $1.00 per share, the Company was no longer in compliance with the requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The notice further stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company effected a reverse stock split over the prior one-year period or effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The notice stated that, unless the Company timely requests by March 12, 2026 an appeal before a Nasdaq hearings panel, the Company’s securities would be scheduled for delisting from Nasdaq.

The Company has requested an appeal before the Panel, which request automatically stays any further suspension or delisting action by Nasdaq at least pending the ultimate conclusion of the hearing process. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance and thereafter maintain its listing on Nasdaq.

CVP Debt Restructuring

Royalty Interest Global Amendments

On March 6, 2026, the Company entered into an amendment to the Uptown 2020 Royalty Interest with Uptown, pursuant to which the starting date for the Company to make the monthly royalty payment under the Uptown 2020 Royalty Interest would be postponed from April 1, 2026 to July 1, 2026, and the royalty repayment amount would be reduced by ten percent. Immediately following completion of such reduction, the Royalty Repayment Amount would become $11.1 million.

On March 6, 2026, the Company also entered into an amendment to the Streeterville 2022 Royalty Interest with Streeterville, pursuant to which the starting date for the Company to make the monthly royalty payment under the Streeterville 2022 Royalty Interest would be postponed from April 1, 2026 to July 1, 2026, and the royalty repayment amount would be reduced by ten percent. Immediately following completion of such reduction, the Royalty Repayment Amount would become $12. 4 million.

Note Amendments

On March 6, 2026, the Company and Napo entered into an amendment with Streeterville to the secured promissory note in the original principal amount of $6.2 million issued on January 19, 2021, pursuant to which the maturity date of the note is extended to July 1, 2026, and the outstanding balance would be reduced by ten percent. Immediately following completion of such reduction, the outstanding balance would become $6.6 million.

On March 6, 2026, the Company also entered into an amendment with Streeterville to the secured promissory note in the original principal amount of $10.8 million issued on November 12, 2025 pursuant to which the maturity date of the note is extended to March 12, 2029, and immediately following the execution of the note amendment, the outstanding balance would be $7.0 million.

Security Agreement

On March 6, 2026, Napo entered into a security agreement with Streeterville, pursuant to which, Napo agreed grant to Streeterville a security interest in the Lechlemer Collateral and the TDPRV Collateral to secure the Company’s obligations under the secured promissory note.

Warrant Termination Agreement

On March 6, 2026, the Company entered into a warrant termination agreement with Uptown, Streeterville, and Iliad, pursuant to which, warrants exercisable into an aggregate of 48,211 shares of the Company’s voting common stock, par value $0.0001 per share previously issued by the Company to Uptown, Streeterville, and Iliad would be terminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

This Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are an SRC and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control over Financial Reporting

Other than the changes disclosed above regarding the remediation efforts to address the material weaknesses, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors and Executive Officers” contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers—Equity Compensation “contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the caption “Proposal 1—Election of Directors—Director Independence” and “Certain Relationships and Related Transactions” contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

3.24

Certificate of Designation of Preferences, Rights and Limitations of Series L Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 15, 2025, File No. 001-36714).

3.25

Certificate of Designation of Preferences, Rights and Limitations of Series M Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 30, 2025, File No. 001-36714).

3.26

Certificate of Designation of Preferences, Rights and Limitations of Series N Perpetual Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 11, 2025, File No. 001-36714).

3.27

Certificate of Designation of Preferences, Rights and Limitations of Series O Convertible Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 3, 2026, File No. 001-36714).

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

Exhibit No.	Description
4.34	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.5 to the Form 8-K of Jaguar Health, Inc. filed October 5, 2023, File No. 001-36714).
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

4.38	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.39	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.40	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed March 26, 2025, File No. 001-36714).
4.41	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 22, 2025, File No. 001-36714).
4.42	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 22, 2025, File No. 001-36714).
4.43	Form of Replacement Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 24, 2025, File No. 001-36714).
4.44	Form of New Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 24, 2025, File No. 001-36714).
4.45

Pre-Funded Warrant, dated September 28, 2025, by and between Jaguar Health, Inc. and Brown Stone Capital Limited (incorporated by reference to Exhibit 4.1 to the Form 8-K filed October 11, 2025, File No. 001-36714).

4.46

Secured Promissory Note, dated November 12, 2025, issued by Jaguar Health, Inc. to Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed November 14, 2025, File No. 001-36714).

4.47

Global Amendment dated November 17, 2025, by and between Jaguar Health Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed November 19, 2025, File No. 001-36714).

4.48

Global Amendment dated November 17, 2025, by and between Jaguar Health Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed November 19, 2025, File No. 001-36714).

4.49

Global Amendment dated November 17, 2025, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K filed November 19, 2025, File No. 001-36714).

4.50

Note Amendment dated November 17, 2025, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K filed November 19, 2025, File No. 001-36714).

4.51*	First Pre-Funded Warrant, dated December 9, 2025.
4.52*	Second Pre-Funded Warrant, dated December 11, 2025.
4.53	Form of Unsecured Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
4.54	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
4.55	Form of the Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed January 23, 2026, File No. 001-36714).
4.56	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 18, 2026, File No. 001-36714).
4.57

Global Amendment No. 4 dated March 6, 2026, by and between Jaguar Health Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 9, 2026, File No. 001-36714).

Exhibit No.	Description
4.58

Global Amendment No. 4 dated March 6, 2026, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed March 9, 2026, File No. 001-36714).

4.59

Amendment to the 2021 Note, dated March 6, 2026, by and among Jaguar Health Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K filed March 9, 2026, File No. 001-36714).

4.60

Amendment to the 2025 Note, dated March 6, 2026, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K filed March 9, 2026, File No. 001-36714).

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

Exhibit No.	Description
10.14†

Termination, Asset Transfer and Transition Agreement, dated September 22, 2017, by and between Napo Pharmaceuticals, Inc. and Alivus Pharmaceuticals, Ltd. (incorporated by reference to Ex. 10.8 to the Quarterly Report on Form 10‑Q filed on November 20, 2017)

10.15

Registration Rights Agreement, dated March 23, 2018, by and between Jaguar Health, Inc. and Sagard Capital Partners, L.P. (incorporated by reference to Ex. 10.2 to the Current Report on Form 8‑K filed on March 27, 2018).

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
10.53#

Manufacturing and Supply Agreement, dated September 3, 2020, by and between Alivus Life Sciences Limited and Napo Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed November 16, 2020, File No. 001-36714).

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

Exhibit No.	Description
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

10.87

Amendment No. 1 to Manufacturing and Supply Agreement, dated July 12, 2023, by and between Napo Pharmaceuticals, Inc. and Alivus Life Sciences Limited (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed August 14, 2023, File No. 001-36714).

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

10.96	Form of Limited Waiver (incorporated by reference to Exhibit 10.1 to the Form 8-K of Jaguar Health, Inc. filed May 5, 2025, File No. 001-36714).
10.97	Fifth Amendment to the At the Market Offering Agreement, dated February 4, 2025, by and between Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC.
10.98	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.99	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 26, 2025, File No. 001-36714).
10.100	Iliad Common Stock Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.101	Streeterville Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.102	Iliad Series L Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 15, 2025, File No. 001-36714).
10.103	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 22, 2025, File No. 001-36714).
10.104	Form of Note Exchange and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 24, 2025, File No. 001-36714).
10.105	Iliad Series M Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 30, 2025, File No. 001-36714).
10.106	Streeterville Series M Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 30, 2025, File No. 001-36714).
10.107

Sixth ATM Amendment, dated August 14, 2025, to ATM Agreement by and among Jaguar Health, Inc., Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2025, File No. 001-36714).

10.108	Form of Securities Purchase Agreements (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 11, 2025, File No. 001-36714).
10.109

Securities Purchase Agreement, dated September 28, 2025, by and between Jaguar Health, Inc. and Brown Stone Capital Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 1, 2025, File No. 001-36714).

10.110	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 3, 2025, File No. 001-36714).
10.111

Note Purchase Agreement, dated November 12, 2025, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2025, File No. 001-36714).

10.112

Deposit Account Control Agreement, dated November 12, 2025, by and among JAGX Holdings, LLC, Streeterville Capital, LLC and Lakeside Bank (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2025, File No. 001-36714).

10.113	Guaranty, dated November 12, 2025, by JAGX Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed November 14, 2025, File No. 001-36714).
10.114	Pledge Agreement, dated November 12, 2025, by Jaguar Health, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed November 14, 2025, File No. 001-36714).

Exhibit No.	Description
10.115

Exchange Agreement dated November 17, 2025, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 19, 2025, File No. 001-36714).

10.116*	First Exchange Agreement, dated December 9, 2025, by and between Jaguar Health Inc. and Iliad Research and Trading, L.P.
10.117*	Second Exchange Agreement, dated December 11, 2025, by and between Jaguar Health Inc. and Iliad Research and Trading, L.P.
10.118	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
10.119

License Agreement, dated January 12, 2026, by and among Napo Pharmaceuticals, Inc., Jaguar Health Inc., Woodward Specialty LLC and Future Pak, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 15, 2026, File No. 001-36714).

10.120

Supply Agreement, dated January 12, 2026, by and among Napo Pharmaceuticals, Inc., Woodward Specialty LLC and Future Pak, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 15, 2026, File No. 001-36714).

10.121	Iliad Royalty Interest Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.122	Streeterville Royalty Interest Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.123	Iliad Series L Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.124	Streeterville Series L Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.125	Iliad Series M Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.126	Streeterville Series M Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.127

Security Agreement, dated March 6, 2026, by and between Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 9, 2026, File No. 001-36714).

10.128

Warrant Termination Agreement, dated March 6, 2026, by and between Jaguar Health Inc., Uptown Capital, LLC, Streeterville Capital, LLC and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 9, 2026, File No. 001-36714).

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

April 7, 2026
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

Signature	Title	Date
/s/ LISA A. CONTE Lisa A. Conte	Chief Executive Officer, President and Director (Principal Executive Officer)	April 7, 2026
/s/ CAROL LIZAK Carol Lizak	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 7, 2026
/s/ JAMES J. BOCHNOWSKI James J. Bochnowski	Chairman of the Board	April 7, 2026
/s/ JOHN MICEK III John Micek III	Director	April 7, 2026
/s/ JONATHAN B. SIEGEL Jonathan B. Siegel	Director	April 7, 2026
/s/ ANULA JAYASURIYA Anula Jayasuriya	Director	April 7, 2026