Form 10-Q
period 2026-03-31
Jaguar Health, Inc.
filed 2026-05-20
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were (i) 603,134 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 1 share of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
	(unaudited)
Assets
Current assets:
Cash	$7,278	$968
Restricted cash	2,786	6,864
Accounts receivable, net	68	1,521
Other receivable	212	177
Inventory, net	7,819	8,599
Prepaid expenses and other current assets	2,047	2,216
Total current assets	20,210	20,345
Property and equipment, net	423	463
Operating lease - right-of-use asset	1,079	1,000
Intangible assets, net	15,553	16,021
Other assets	169	494
Total assets	$37,434	$38,323

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,957	$8,686
Accrued liabilities	3,751	4,166
Deferred revenue	170	170
Operating lease liability, current	261	192
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $18.9 million as of March 31, 2026, and $26.2 million as of December 31, 2025, respectively)	22,077	27,440
Series O Convertible Preferred stock: $0.0001 par value; 1,557,000 and 0 shares authorized at March 31, 2026 and December 31, 2025, respectively; 1,241,928 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	9,470	—
Total current liabilities	40,686	40,654
Operating lease liability, net of current portion	898	892
Deferred revenue, net of current portion	340	382
Derivative liability	187	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $7.6 million as of March 31, 2026, and $5.7 million as of December 31, 2025, respectively)	11,075	15,083
Total liabilities	53,186	57,011

Commitments and contingencies (See Note 5)

Stockholders' deficit
Series L perpetual preferred stock: $0.0001 par value; 200 shares designated from 4,475,074 preferred stock authorized at March 31, 2026, and December 31, 2025; 0 and 121 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	2,485
Series M perpetual preferred stock: $0.0001 par value; 400 shares designated from 4,475,074 preferred stock authorized at March 31, 2026, and December 31, 2025; 0 and 144 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series N perpetual preferred stock: $0.0001 par value; 951 shares designated from 4,475,074 preferred stock authorized at March 31, 2026, and December 31, 2025; 0 and 10 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - voting: $0.0001 par value, 298,000,000 shares authorized at March 31, 2026, and December 31, 2025; 371,980 and 199,330 issued and outstanding at March 31, 2026, and December 31, 2025, respectively	1	1
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at March 31, 2026, and December 31, 2025; 1 share issued and outstanding at March 31, 2026, and December 31, 2025	—	—
Additional paid-in capital	378,130	380,974
Noncontrolling interest	(1,574)	(1,399)
Accumulated deficit	(391,067)	(399,916)
Accumulated other comprehensive loss	(1,242)	(833)
Total stockholders' deficit	(15,752)	(18,688)
Total liabilities and stockholders' deficit	$37,434	$38,323

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
License revenue	$19,043	$43
Product revenue, net	1,204	2,171
Grant revenue	25	—
Total revenue, net	20,272	2,214
Operating expenses
Cost of product revenue	1,158	515
Research and development	3,928	3,730
Sales and marketing	896	2,493
General and administrative	4,108	4,897
Total operating expenses	10,090	11,635
Income (loss) from operations	10,182	(9,421)
Interest income (expense)	(699)	56
Loss on extinguishment of debt	(628)	—
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(337)	(1,343)
Other income (expense)	205	112
Income (loss) before income tax expense	8,723	(10,596)
Income tax expense	—	—
Net income (loss)	$8,723	$(10,596)
Net loss attributable to noncontrolling interest	$(126)	$(132)
Stock dividends to preferred stockholders	$9,470	$—
Deemed dividend to preferred stockholders	$6,063	$—
Preferred returns to preferred stockholders	$331	$—
Net loss attributable to common stockholders	$(7,015)	$(10,464)
Net loss per share, basic and diluted	$(13.60)	$(584.45)
Weighted-average common stock outstanding, basic and diluted	515,788	17,904

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
Net income (loss)	$8,723	$(10,596)
Other comprehensive loss	(458)	(262)
Net comprehensive income (loss)	$8,265	$(10,858)
Common stockholders:
Net loss attributable to common stockholders	$(7,015)	$(10,464)
Other comprehensive loss attributable to common stockholders
Translation adjustments	(409)	(233)
Net comprehensive loss attributable to common stockholders	$(7,424)	$(10,697)
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(126)	$(132)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	(49)	(29)
Net comprehensive loss attributable to noncontrolling interests	$(175)	$(161)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	equity (deficit)
Balances as of January 1, 2026	121	$2,485	144	$—	10	$—	199,330	$1	1	$—	$380,974	$(1,399)	$(399,916)	$(833)	$(18,688)
Common shares issued to Streeterville in exchange for pre-funded warrants	—	—	—	—	—	—	126,143	—	—	—	—	—	—	—	—
Common shares issued to Iliad in exchange for pre-funded warrants	—	—	—	—	—	—	45,843	—	—	—	—	—	—	—	—
Common shares issued to investors in exchange for Series N Preferred Stock	—	—	—	—	(10)	—	595	—	—	—	—	—	—	—	—
Common shares issued to investors in exchange for restricted stock units (RSUs)	—	—	—	—	—	—	69	—	—	—	—	—	—	—	—
Warrants issued to Iliad in exchange for Series L Preferred Stock	(22)	—	—	—	—	—	—	—	—	—	479	—	—	—	479
Warrants issued to Streeterville in exchange for Series L Preferred Stock	(99)	(2,485)	—	—	—	—	—	—	—	—	4,647	—	—	—	2,162
Preferred stock issued to Iliad on preferred returns of Series M Preferred Stock	—	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock issued to Streeterville on preferred returns of Series M Preferred Stock	—	—	4	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to Iliad in exchange for Series M Preferred Stock	—	—	(88)	—	—	—	—	—	—	—	1,910	—	—	—	1,910
Warrants issued to Streeterville in exchange for Series M Preferred Stock	—	—	(69)	—	—	—	—	—	—	—	1,511	—	—	—	1,511
Warrants issued to investors in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	179	—	—	—	179
Warrants issued to Iliad in exchange for Royalty Interest	—	—	—	—	—	—	—	—	—	—	2,222	—	—	—	2,222
Warrants issued to Streeterville in exchange for Royalty Interest	—	—	—	—	—	—	—	—	—	—	1,590	—	—	—	1,590
Stock dividends issued as Series O Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	(9,470)	—	—	—	(9,470)
Deemed dividend to Iliad related to conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	(479)	—	—	—	(479)
Deemed dividend to Streeterville related to conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	(2,163)	—	—	—	(2,163)
Deemed dividend to Iliad related to conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	(1,910)	—	—	—	(1,910)
Deemed dividend to Streeterville related to conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	(1,511)	—	—	—	(1,511)
Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	—	—	—	—	—		—	—	155	—	—	—	155
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(126)	8,849	—	8,723
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(49)	—	(409)	(458)
Balances as of March 31, 2026	—	$—	—	$—	—	$—	371,980	$1	1	$—	$378,130	$(1,574)	$(391,067)	$(1,242)	$(15,752)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total Stockholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	equity (deficit)
Balances as of January 1, 2025	—	$—	—	$—	—	$—	15,098	$—	1	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Common shares issued in At The Market offering, net of issuance and offering cost of $17	—	—	—	—	—	—	2,286	—	—	—	1,756	—	—	—	1,756
Common shares issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	1,474	—	—	—	315	—	—	—	315
Common shares issued to Irving in exchange of notes payable and accrued interest	—	—	—	—	—	—	400	—	—	—	1,210	—	—	—	1,210
Warrants issued	—	—	—	—	—	—	—	—	—	—	1,795	—	—	—	1,795
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	(183)	—	—	—	(183)
Stock-based compensation	—	—	—	—	—	—	—		—	—	301	—	—	—	301
Net loss	—	—	—	—	—	—	—	—	—	—	—	(132)	(10,464)	—	(10,596)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(233)	(262)
Balances as of March 31, 2025	—	$—	—	$—	—	$—	19,258	$—	1	$—	$359,428	$(952)	$(356,946)	$(700)	$830

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net comprehensive income (loss)	$8,265	$(10,858)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Loss on extinguishment of debt	628	—
Depreciation and amortization expenses	473	479
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	337	1,343
Interest accrued	257	—
Stock-based compensation, vested and released restricted stock units, and exercised stock options	155	301
Amortization of operating lease - right-of-use asset	47	67
Share in joint venture's loss	9	33
Changes in assets and liabilities
Accounts receivable	1,453	304
Other receivable	(37)	(45)
Inventory	780	(209)
Prepaid expenses and other current assets	231	(487)
Other assets	37	—
Accounts payable	(3,755)	1,723
Accrued liabilities	41	141
Deferred revenue	(42)	(43)
Operating lease liability	(49)	(63)
Total cash provided by (used in) operating activities	8,830	(7,314)
Cash flows from financing activities
Payment of 2025 Note Payable	(4,000)	—
Payment of Convertible Notes	(2,435)	—
Payment of insurance financing	(180)	—
Proceeds from Convertible Notes	—	3,448
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $0 and $17 in 2026 and 2025, respectively	—	1,756
Repayment of insurance financing	—	(188)
Payment of Tempesta Note	—	(50)
Total cash provided by (used in) financing activities	(6,615)	4,966
Effects of foreign exchange rate changes on assets and liabilities	17	36
Net increase (decrease) in cash and restricted cash	2,232	(2,312)
Cash and restricted cash at beginning of the period	7,832	8,002
Cash and restricted cash at end of the period	$10,064	$5,690

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Supplemental schedule of cash flow information
Cash paid for interest	$119	$6
Supplemental schedule of non-cash financing and investing activities
Stock dividends issued as Series O Convertible Preferred Stock	$9,470	$—
Warrants issued to Streeterville in exchange for Series L Preferred Stock	$4,647	$—
Deemed dividend to Streeterville related to conversion of Series L Preferred Stock	$2,163	$—
Warrants issued to Iliad in exchange for Series M Preferred Stock	$1,910	$—
Deemed dividend to Iliad related to conversion of Series M Preferred Stock	$1,910	$—
Warrants issued to Streeterville in exchange for Series M Preferred Stock	$1,511	$—
Deemed dividend to Streeterville related to conversion of Series M Preferred Stock	$1,511	$—
Warrants issued to Iliad in exchange for Series L Preferred Stock	$479	$—
Deemed dividend to Iliad related to conversion of Series L Preferred Stock	$479	$—
First Insurance Financing	$62	$114
Common shares issued to Irving in exchange of notes payable and accrued interest	$—	$1,210
Recognition of operating lease - right-of-use asset and operating lease liability	$—	$341
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$—	$315

Cash and restricted cash
Cash	$7,278	$5,690
Restricted cash	2,786	—
Total cash and restricted cash	$10,064	$5,690

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $391.1 million as of March 31, 2026. The Company expects to continue incurring losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern over the next 12 months after the date these financial statements are issued.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales, the Company does not have cash balances sufficient to fund its operating plan through one year from the issuance of these consolidated financial statements.

On January 12, 2026, prior to the issuance of these consolidated financial statements, the Company entered into a license and supply agreement with a third party providing for $16.0 million in upfront revenue and ongoing royalties. Management believes this infusion of capital improves the Company’s liquidity position, but the Company still needs additional funding. There can be no assurance that additional funding will be available to the Company on acceptable terms or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on April 7, 2026.

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, changes in stockholders' deficit for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with US GAAP and applicable rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company is considered the primary beneficiary because it has (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the obligation to absorb losses of, and the right to receive benefits from, the VIE that could potentially be significant. All intercompany transactions and balances have been eliminated in consolidation. The Company’s reporting currency is the United States ("US") dollar.

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

As of March 31, 2026, the carrying amount of JAGX Holdings' assets included in the Company’s consolidated financial statements was restricted cash of $2.8 million. The Secured Promissory Note, which is a full‑recourse obligation of Jaguar and is collateralized by the restricted cash held by JAGX Holdings, is presented within Notes Payable in the consolidated balance sheet, with approximately $3.3 million classified as current and the remainder classified as non‑current. A derivative liability related to an embedded feature in the Secured Promissory Note is also recognized within the Company’s consolidated balance sheet.

Risks and Recourse

The Note is a full‑recourse obligation of Jaguar. Streeterville’s rights as a creditor extend beyond the assets held by JAGX Holdings to the general credit of Jaguar. During the period ended March 31, 2026, Jaguar provided no financial or other support to JAGX Holdings beyond what was contractually required under the Note Purchase Agreement dated November 12, 2025.

Effects on Financial Position, Financial Performance, and Cash Flows

Jaguar’s involvement with JAGX Holdings primarily affects its financial position through the recognition of restricted cash, the related current and non‑current portions of notes payable, and the derivative instrument associated with the embedded feature in the Secured Promissory Note within the consolidated balance sheet. The restricted cash is not available for general corporate purposes and is classified accordingly. JAGX Holdings does not conduct operations and therefore does not have a significant direct impact on the Company’s revenues or operating expenses. However, the interest expense on the Secured Promissory Note, changes in the fair value of the related derivative instrument, and interest income earned on the restricted deposit account are recognized in Jaguar’s consolidated statements of operations in the periods incurred. Cash flows between Jaguar and JAGX Holdings are limited to movements of funds into and out of the restricted deposit account in connection with borrowings, repayments of principal and interest on the Note, and any permitted formula‑based releases under the DACA, all of which are reflected within Jaguar’s consolidated statements of cash flows consistent with the underlying nature of the transactions.

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of March 31, 2026 and December 31, 2025. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

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

Cash and Restricted Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. Restricted cash represents cash not available to us for immediate and general use. Amounts included in restricted cash primarily relate to funds subject to legal or contractual withdrawal restrictions. The Company does not have cash equivalents as of March 31, 2026 and December 31, 2025.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of March 31, 2026 and December 31, 2025. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the three months ended March 31, 2026, approximately 98% of the Company’s revenue was derived from license revenue with Woodward.

For the three months ended March 31, 2025, substantially all of the Company’s revenue was derived from the sale of Mytesi. In looking at sales by the Company to specialty pharmacies whose net revenue percentage of total net revenue was equal to or greater than 10% for fiscal years 2026 and 2025, the Company earned Mytesi revenue primarily from two specialty pharmacies located in the United States. Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2026	2025
Customer 1	98%	0%
Customer 2	1%	61%
Customer 3	0%	22%

The Company is subject to credit risk from its accounts receivable related to its sales. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	March 31,	December 31,
	2026	2025
Customer 1	48%	2%
Customer 2	39%	46%
Customer 3	0%	39%

The Company is subject to concentration risk from its accounts payable related to its cost of product revenue. Accounts payable balance of the significant suppliers as a percentage of total accounts payable is as follows:

	Three Months Ended
	March 31,
	2026	2025
Supplier 1	23%	17%
Supplier 2	14%	8%
Supplier 3	9%	14%

The cost of product revenue balance of the significant suppliers as a percentage of total cost of product revenue is as follows:

	Three Months Ended
	March 31,
	2026	2025
Supplier 1	53%	0%
Supplier 2	4%	11%
Supplier 3	0%	18%
Supplier 4	0%	50%

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

Fair Value

The Company’s financial instruments include accounts receivable, net, other receivable, derivative liability, accounts payable, accrued liabilities, operating lease liability, derivative liability, and debt. The recorded carrying amount of accounts receivable, other receivable, accounts payable, and accrued liabilities reflect their fair value due to their short-term nature. Other financial liabilities are initially recorded at fair value, and subsequently measured at fair value or amortized cost using the effective interest method. See Note 3 for the fair value measurements.

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of March 31, 2026 and December 31, 2025.

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Cost is initially recorded at the invoiced amount of services or crude plant latex (“CPL”) provided by third-party processors, Probos L&CH ("Probos") and Corporación Forestal Amazónico ("CORFA SAC"), including the sum of qualified expenditures and charges for bringing the inventory to its existing condition and location. Inventory is categorized into raw materials, work-in-process, and finished goods. Raw materials consist of CPL, recognized as inventory upon harvest and valued at cost, including acquisition and harvest expenditures. Work-in-process inventory is recognized only when CPL has been transformed into Active Pharmaceutical Ingredient (“API”) and is in transit to Patheon Pharmaceuticals Inc., with costs comprising direct materials, labor, and applicable overheads. Finished goods represent completed crofelemer tablets ready for sale, valued at cost, which includes direct materials, labor, and manufacturing overhead allocated during production. The Company calculates inventory valuation adjustments when conditions indicate that net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand, or reductions in selling price. Inventory write-downs are measured as the difference between the cost of inventory and net realizable value. Inventory costs are removed from inventory and recorded in the cost of goods sold upon delivery of the tablets to customers.

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

Expenditures for repairs and maintenance of assets are charged to expenses as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the unaudited condensed consolidated statement of operations.

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

None of the Company’s long-lived assets were deemed impaired as of March 31, 2026 and December 31, 2025.

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

Liability-Classified Preferred Stock

The Company evaluates its financial instruments to determine the appropriate classification as liabilities or equity under ASC 480, Distinguishing Liabilities from Equity. Financial instruments issued in the form of shares that embody an unconditional obligation to transfer a variable number of equity shares are classified as liabilities if the monetary value of the obligation is predominantly fixed, varying with something other than the fair value of the issuer’s equity shares, or varying inversely with the fair value of those shares.

On February 18, 2026, the Company declared Series O Convertible Preferred Stock as a one-time special dividend. On March 4, 2026, the Company issued the Series O Convertible Preferred Stock. The Company determined that these shares represent an unconditional obligation to deliver a variable number of common shares with a monetary value that is predominantly fixed at inception. Accordingly, the Series O Convertible Preferred Stock is classified and accounted for as a liability.

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

Transaction price

For contracts with Cardinal Health and other distributors, the transaction price is the amount of consideration that the Company expects to collect in exchange for transferring the promised goods or services. The transaction price of Mytesi is the Wholesaler Acquisition Cost (“WAC”), and the transaction price of Canalevia-CA1 and Neonorm is the manufacturer’s list price, net of discounts, returns, and price adjustments.

Allocate transaction price

For contracts with distributors, the entire transaction price is allocated to the single performance obligation contained in each contract.

Revenue recognition

For contracts with Cardinal Health, a single performance obligation is satisfied at a point in time upon each contract's Free On Board (“FOB”) terms when control, including title and all risks, has transferred to the customer.

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi were $918,000 and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $270,000 and $17,000 for the three months ended March 31, 2026 and 2025, respectively. The Company recognized Neonorm revenues of $7,000 and $16,000 for the three months ended March 31, 2026 and 2025, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $11,000 and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Product Revenue

For the three months ended March 31, 2026 and 2025, the Company recognized a revenue of $9,000 and $25,000, respectively. For the three months ended March 31, 2026 and 2025, the total royalty expense associated with this contract amounted to $142,000 and $39,000, respectively. The royalty expense are recorded as "Cost of product revenue" in the consolidated statements of operations.

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

License Revenue

For the three months ended March 31, 2026 and 2025, license fees recognized from the contract with GEN amounted to $43,000 and $43,000, respectively. As of March 31, 2026 and December 31, 2025, the total deferred revenue associated with this contract amounted to $510,000 and $552,000, respectively.

Contracts – License and Supply Agreement

Effective January 12, 2026 (the "Effective Date"), the Company engaged in a license and supply agreement with Woodward, an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak, pursuant to which, Napo granted to Woodward an exclusive, nontransferable, sublicensable, royalty-free right and license under the Napo Mytesi Patents to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia Product. The agreement and binding term sheet collectively qualifies as a valid contract under ASC 606.

Performance obligations

The Company identified three promises, namely (1) the grant of the exclusive intellectual property (“IP”) license, (2) manufacturing and supply of the Mytesi Product and the Canalevia Product (the “Products”), and (3) the transfer of existing inventory of the Products on the Effective Date (the "Effective Date Inventory"). The manufacturing process for these products is not proprietary to Napo’s internal operations and is currently performed by third-party contract manufacturing organizations, and can benefit from the license using readily available resources. Consequently, the grant of exclusive IP license, the manufacturing and supply of the Products, and the transfer of Effective Date Inventory are distinct, and accounted as separate performance obligations.

Significant judgments

The Company exercised significant judgment in determining that the Mytesi patents constitute functional intellectual property rather than symbolic intellectual property. This determination was based on the fact that the Mytesi patents possess significant standalone functionality, and the Company’s ongoing activities do not significantly change that functionality or the utility of the intellectual property to Woodward. Consequently, the license provides a right to use the intellectual property as it exists at a point in time.

Transaction price

For the exclusive IP license, the fixed consideration is the upfront payment for the grant of the exclusive IP license. The variable considerations, in the form of contingent payments, are based on the amount of consideration indicated in the contract upon satisfaction of conditions and sales milestones. For the supply of manufacturing and supply of the Products and transfer of Effective Date Inventory, the variable consideration is determined using the expected value of a wide range of possible amounts.

As of March 31, 2026, the Company performed a specific probability assessment of these milestones. Due to the inherent uncertainty of pharmaceutical commercialization and the dependence on third-party performance, the Company determined that these milestones are fully constrained. Therefore, they are excluded from the transaction price as it is not yet highly probable that a significant reversal of cumulative revenue will not occur.

Allocate transaction price

The transaction price is allocated to the distinct performance obligations based on their relative standalone selling prices at contract inception. Variable consideration related to sales milestones is allocated entirely to the exclusive IP license once the constraint is removed.

Revenue recognition

At inception, the exclusive IP license was accounted for as a financing arrangement under ASC 606-10-55-66, as the Company retained a call option to reacquire the commercial rights for an amount exactly equal to the original consideration. Because the repurchase price was equal to the consideration received, the specific accretion of interest during the period the option remained outstanding was zero. On February 22, 2026, Napo received a $3.0 million fee to extinguish the clause. Upon extinguishment, control of the exclusive IP license was transferred to Woodward. Revenue for the exclusive IP license is recognized at a point in time upon the transfer of control.

Revenue for supply services and inventory is recognized at a point in time upon delivery and customer acceptance.

Capital structure and Nasdaq compliance

The timing and recognition of the $19.0 million in license revenue directly influenced the Company’s broader capital structure initiatives. The resulting increase in stockholders' equity (deficit) was fundamental in restoring the Company to compliance with the Nasdaq minimum equity listing requirements.

License Revenue

For the three months ended March 31, 2026, license fees recognized from the contract with Woodward amounted to $19.0 million. As of March 31, 2026, the total financial liability associated with this contract amounted to $0.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company has entered into amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted in certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three months ended March 31, 2026 and 2025.

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

The Company did not modify any equity-classified preferred stock for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the amount of other comprehensive income from translation adjustments were $458,000 and $262,000, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three months ended March 31, 2025, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2026.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards. This update clarifies how companies account for profit interest and similar awards given to employees or non-employees, which helps determine whether such award fall under stock compensation or general compensation accounting standards. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods for entities other than public business entities. The Company adopted this guidance effective January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements.

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

Paid-in-Kind Dividends on Equity-Classified Preferred Stock

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, to provide authoritative guidance and eliminate diversity in practice regarding the initial measurement of paid-in-kind (“PIK”) dividends on preferred stock classified as permanent or temporary equity. The amendments require that PIK dividends be initially measured based on the PIK dividend rate stated in the preferred stock agreement, such as multiplying a stated rate by the liquidation value of the preferred stock. These amendments are effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within those years, with early adoption permitted in any period for which financial statements have not yet been issued. The update may be applied either on a prospective basis to dividends recognized on or after the initial application date or on a modified retrospective basis for instruments outstanding as of the initial application date. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures and has not yet elected a transition method or an adoption date.

3. Fair Value Measurement

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. The liabilities categorized as Level 3 within the hierarchy below represent notes payable for which the Company has elected the fair value option.

	March 31, 2026
		(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$—	$—
Total fair value of assets	$—	$—	$—	$—

Liabilities
Uptown	$—	$—	$10,048	$10,048
Streeterville 2	—	—	8,599	8,599
Streeterville Note	—	—	7,630	7,630
Derivative liability	—	—	187	187
Convertible Notes	—	—	162	162
Iliad	—	—	—	—
Total fair value of liabilities	$—	$—	$26,626	$26,626

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$322	$322
Total fair value of assets	$—	$—	$322	$322

Liabilities
Uptown	$—	$—	$11,387	$11,387
Streeterville 2	—	—	8,580	8,580
Streeterville Note	—	—	8,222	8,222
Convertible Notes	—	—	2,540	2,540
Iliad	—	—	1,172	1,172
Total fair value of liabilities	$—	$—	$31,901	$31,901

The change in the estimated fair value of Level 3 asset is summarized below:

Three Months Ended
March 31, 2026
(unaudited)
(in thousands)	Derivative asset (liability)
Beginning fair value of Level 3 asset	$322
Additions	—
Changes in fair value	(509)
Ending fair value of Level 3 asset (liability)	$(187)

Year Ended
December 31, 2025
(in thousands)	Derivative asset
Beginning fair value of Level 3 liability	$—
Additions	322
Exchanges	—
Ending fair value of Level 3 asset	$322

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Three Months Ended
	March 31, 2026
			(unaudited)
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$1,172	$11,387	$8,580	$8,222	$2,540
Additions	—	9,889	17,871	—	—
Exchanges	(1,172)	—	—	—	—
Converted	—	—	—	—	—
Extinguishments	—	(11,387)	(18,057)	—	—
Settlements	—	—	—	—	(2,435)
Changes in fair value	—	159	205	(592)	57
Ending fair value of Level 3 liability	$—	$10,048	$8,599	$7,630	$162

	Year Ended
	December 31, 2025
(in thousands)	Iliad	Uptown	Streeterville 2	Streeterville Note	Convertible Notes
Beginning fair value of Level 3 liability	$5,215	$9,615	$8,673	$11,853	$—
Additions	—	—	—	—	1,833
Exchanges	(5,900)	(1,210)	(3,234)	—	(227)
Converted	—	—	—	—	(926)
Extinguishments	(7)	—	—	—	—
Settlements	—	—	—	—	(50)
Changes in fair value	1,864	2,982	3,141	(3,631)	1,910
Ending fair value of Level 3 liability	$1,172	$11,387	$8,580	$8,222	$2,540

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of March 31, 2026, amounted to $7.8 million and $7.6 million, respectively. The fair value of the remaining Level 3 liabilities at the extinguishment date and as of March 31, 2026, amounted to $21.1 million and $18.8 million. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2026	2025	to fair value
Risk adjusted discount rate	9.43% - 30.26% (30.26%)	8.85% - 28.67% (28.67%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $252,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $252,000.

Sales proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100 million)	$67.5 million to $350.0 million ($110 million)

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have decreased by $0.47 million.

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have increased by $2.69 million.

Range of probability for timing of cash flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.00%-50.00%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $0.25 million.

If expected cash flows by Management considered the Scenario with the most significant amount of indicated value, FV would have increased by $1.77 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of March 31, 2026, amounted to $162,000. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2026	2025	to fair value
Risk adjusted discount rate	8.9% - 23.51% (23.51%)	8.9% - 23.51% (23.51%)

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2026	2025	to fair value
Risk adjusted discount rate	9.4% - 32.26% (32.26%)	8.9% - 26.00% (26.00%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $167,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have increased by $169,000.

The fair value of the derivative instrument recognized as a Level 3 asset at the date of issuance and as of December 31, 2025, amounted to $322,000. The fair value was determined using a Black-Derman-Toy ("BDT") binomial lattice model in conjunction with a discounted cash flow methodology. The valuation incorporates a discount rate derived from the risk-free rate, based on the US Treasury Daily Treasury Par Yield Curve, plus a weighted option-adjusted spread ("OAS"). The weighted OAS reflects a blended credit profile of the Company and the financial institution holding the related collateral.

The following table summarizes the quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for the derivative instrument:

	Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	2026	2025	to fair value
Option-adjusted spread	9.4% - 25.10% (25.10%)	5.40% - 7.40% (6.40%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have increased by $105,000.

If discount rate is adjusted to a total deduction of 100 basis points (bps), fair value would have decreased by $101,000.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
(in thousands)	(unaudited)
At March 31, 2026
Iliad	$—	$—	$—	$—
Uptown	10,048	11,625	6,975	(8,552)
Streeterville 2	8,599	6,953	786	860
Streeterville Note	7,630	6,570	—	1,060
Convertible Notes	162	152	5	5

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2025
Iliad	$1,172	$—	$1,183	$(11)
Uptown	11,387	13,563	5,988	(8,164)
Streeterville 2	8,580	6,953	2,649	(1,022)
Streeterville Note	8,222	6,000	1,036	1,186
Convertible Notes	2,540	2,572	41	(73)

4. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended March 31, 2026 and 2025, the Company paid its directors approximately $109,000 and $104,000 in cash compensation, respectively.

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

The table below provides additional details of the office space and vehicle leases presented in the unaudited condensed consolidated balance sheet as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	$1,038	$954
Operating lease - right-of-use asset - vehicles	41	46
Total	$1,079	$1,000

Operating lease liability, current	$261	$192
Operating lease liability, net of the current portion	898	892
Total	$1,159	$1,084

Weighted-average remaining life (years)	3.93	4.48
Weighted-average discount rate	23.36%	24.48%

Lease costs included in general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, were approximately $89,000 and $132,000, respectively.

For the three months ended March 31, 2026 and 2025, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to approximately $49,000 and $63,000, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2026 and 2025, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to approximately $0 and $341,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
2026	471	408
2027	421	375
2028	382	379
2029	394	391
2030	166	266
Total undiscounted operating lease payments	1,834	1,819
Imputed interest expenses	(675)	(735)
Total operating lease liability	1,159	1,084
Operating lease liability, current	(261)	(192)
Operating lease liability, net of current portion	$898	$892

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement (the “Agreement”) with Alivus Life Sciences Limited (f/k/a Glenmark Life Sciences Limited) (“Alivus”), pursuant to which Alivus will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the Agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. The agreement was renewed on July 12, 2023, and was further renewed until March 31, 2026. The Agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The Agreement includes a commitment to purchase from Alivus a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the Agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of 90 days. If the Company terminates the Agreement due to a material breach caused by Alivus, the Company will not be obligated to pay for any minimum quantity shortfall. As of March 31, 2026, the remaining commitment is 250 kilograms.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Alivus dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Alivus 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Alivus has received a total of $7.0 million. For the three months ended March 31, 2026 and 2025, the Company paid Alivus $0 and $620,000, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in Magdalena was $0. The summarized income statement information for the three months ended March 31, 2026, of Magdalena is as follows:

March 31,
2026
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	(23)
Loss before income tax	(23)
Income tax expense	—
Net loss	$(23)
Net loss attributable to the Company	$(9)

The net loss attributable to the Company is included in other income in the consolidated statements of operations.

Securities Purchase and Licensing Agreement

On March 18, 2024, the Company entered into a privately negotiated securities purchase agreement with GEN, pursuant to which the Company issued 13 shares of the Company’s common stock at $157,500 per share for gross proceeds of approximately $2.0 million. The sale of the securities was consummated in connection with the licensing transaction covering the exclusive license and commercialization agreement for the Company's FDA-approved prescription drug crofelemer with purchasers in certain Eastern European countries.

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the three months ended March 31, 2026 and 2025, the Company recognized $43,000 and $43,000 related to the license granted. As of March 31, 2026, the remaining deferred revenue balance related to this agreement was $510,000, of which $170,000 is classified as current and $340,000 is classified as non-current deferred revenue.

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

The Company commenced the commercial launch of Gelclair in October 2024. For the three months ended March 31, 2026, the Company recognized $34,000 in amortization and $142,000 in royalty expense based on a percentage of net sales. As of March 31, 2026, the carrying amount of the Gelclair license was $183,000.

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

6. Balance Sheet Components

Inventory

Inventory at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Raw materials	$2,057	$2,041
Work in process	6,906	7,236
Accumulated provision for inventory obsolescence	(2,000)	(2,000)
Work in process, net	4,906	5,236
Finished goods	856	1,322
Total inventory, net	$7,819	$8,599

Inventory provisions as a result of excess inventory or obsolescence are recorded as a component of cost of sales in the consolidated statements of operations. For the three months ended March 31, 2026 and 2025, inventory provisions were $0 and $0, respectively.

Property and Equipment, net

Property and equipment, net at March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	28	62
Computers and peripherals	23	23
Total property and equipment at cost	987	1,021
Accumulated depreciation	(564)	(558)
Property and equipment, net	$423	$463

Depreciation and amortization expenses were $6,000 and $12,000 for the three months ended March 31, 2026 and 2025, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(14,444)	(14,028)
Developed technology, net	10,556	10,972
In-process research and development	4,800	4,800
Accumulated in-process research and development impairment	(800)	(800)
In process research and development, net	4,000	4,000
Trademarks	300	300
Accumulated trademark amortization	(173)	(168)
Trademarks, net	127	132
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(688)	(653)
Internal use software costs - registry, net	178	213
Patents	568	569
Accumulated patents amortization	(59)	(54)
Patents, net	509	515
License	217	217
Accumulated license amortization	(34)	(28)
License, net	183	189
Total intangible assets, net	$15,553	$16,021

Amortization expense of finite-lived intangible assets was $467,000 and $467,000 for the three months ended March 31, 2026 and 2025.

During 2025, in connection with its annual impairment assessment of the Company’s in-process research and development (“IPR&D”) assets, consisting of crofelemer for irritable bowel syndrome ("IBS") and pediatrics ("PEDS"), the Company determined that the combined estimated fair value of these IPR&D programs was less than their carrying amount of $4.8 million. Based on this evaluation, the Company estimated the fair value of the IPR&D assets to be $4.0 million. Accordingly, for the year ended December 31, 2025, the Company recognized an impairment loss of $800,000.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2026:

(in thousands)	Amounts
2026	$1,401
2027	1,799
2028	1,727
2029	1,727
2030	1,727
Thereafter	3,172
$11,553

Accrued Liabilities

Accrued liabilities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Accrued customer credits	$1,289	$1,055
Accrued chargebacks and discounts	500	641
Accrued share of joint venture losses	361	351
Accrued vacation	355	357
Accrued legal costs	264	829
Accrued royalties	262	134
Accrued payroll and commission	209	263
Accrued audit and tax services	163	81
Accrued in-transit payable	160	328
Accrued local tax	5	12
Accrued interest	4	5
Accrued payroll tax	—	6
Accrued other	179	104
Total	$3,751	$4,166

Other accrued liabilities as of March 31, 2026 and December 31, 2025 mainly consist of consultancy fees, contract fees and scientific advisory board fees.

7. Debt

Notes payable at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$26,439	$31,901
Streeterville - New Note	7,086	10,925
Insurance Financing	46	164
Tempesta Note	—	—
Total	33,571	42,990
Less: Unamortized discount and debt issuance costs	(419)	(467)
Note payable, net of discount	$33,152	$42,523
Notes payable - non-current, net	$11,075	$15,083
Notes payable - current, net	$22,077	$27,440
Weighted average interest rate on short-term borrowings	9.20%	8.33%

The Company paid approximately $119,000 and $6,000 in interest on its debt for the three months ended March 31, 2026 and 2025, respectively.

All notes payable not designated at FVO are expected to mature in 2026 to 2029. Future maturities are based on contractual minimum payments. The timing of maturities may fluctuate based on future revenue.

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

The company entered into several exchange agreements from April 13, 2021, to March 9, 2022, whereby the Company agreed to partition $8.0 million from the original outstanding balance of the royalty interest and exchange for a total of 2 shares of the Company’s voting common stock. The period between the first and last exchanges from February 11, 2022 to March 9, 2022, occurred within a 12-month period and each was individually assessed as a modification, the debt terms that existed prior to the February 11 exchange were used in applying the 10% test on the cumulative assessment performed. The exchanges were cumulatively accounted for as an extinguishment and resulted in a loss of $2.2 million.

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

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from May 13, 2022, to November 18, 2022, whereby the Company agreed to partition $1.9 million from the outstanding balance of the royalty interest in exchange for a total of 2 shares of the Company’s voting common stock. These exchange agreements were individually assessed and accounted for as debt modification.

On March 17, 2023 and March 23, 2023, the Company entered into another exchange agreement with Iliad, pursuant to which the parties agreed to partition $992,000 and $227,000, respectively, from the outstanding balance of the royalty interest in exchange for 1 and 1 share, respectively, of the Company’s common stock.

The exchanges that occurred within the 12 months before the May 13, 2022 exchange were previously accounted for as extinguishment; therefore, cumulative assessment was no longer performed.

On May 8, 2023, the Company entered into a standstill agreement (as amended, the “Standstill Agreement”) with Iliad, Uptown Capital, LLC (f/k/a Irving Park Capital, LLC) (“Uptown”) and Streeterville (together with Iliad and Uptown, collectively, “Investor”) to allow the Company to refrain from making royalty payments with respect to four outstanding royalty interests issued by the Company to the Investor dated October 8, 2020, December 22, 2020, March 8, 2021, and August 24, 2022, respectively (each, a “Royalty Interest” and collectively, the “Royalty Interests”), including any royalty payments due and payable as of May 8, 2023 (the ”Standstill Date”), and refrain from buying, selling, or otherwise trading in the Company’s common stock for a period beginning on the Standstill Date and ending on the earliest of (a) the date that is six months following the Standstill Date (b) the date of the public announcement of the probability value in Jaguar’s OnTarget Phase 3 clinical trial of crofelemer for prophylaxis of cancer therapy-related diarrhea, and (c) the date of any offering or sale of any debt or equity securities, including without limitation any at-the-market offering (the “Standstill Period”), but excluding any exempt issuances. As a material inducement and consideration for Investor’s agreement to enter into the Standstill Agreement, the Company issued (i) Iliad warrants to purchase up to 14 shares of the common stock, (ii) Uptown warrants to purchase up to 14 shares of the common stock which will expire on May 8, 2033, and (iii) Streeterville warrants to purchase up to 36 shares of the common stock, all at an exercise price of $25,200.00 per share.

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

On June 30, 2023, the Company entered into a binding memorandum of understanding (the “Binding MOU”) with the Investor to modify the allocation of the warrants as set forth in the Standstill Agreement such that the Company issued (i) Iliad warrants to purchase up to 33 shares of the voting common stock and (ii) Uptown warrants to purchase up to 40 shares of the voting common stock, and no warrants were issued to Streeterville under the Standstill Agreement.

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

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the October 2020 Royalty Interest with Iliad, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the October 2020 Purchase Agreement shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Iliad is entitled to for such month pursuant to the terms of the October 2020 Purchase Agreement. As a material consideration for Iliad’s agreement to enter into this amendment, the Company agreed to issue Iliad warrants to purchase up to 4 shares of the Company’s voting common stock at an exercise price of $19,425.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, Debt—Troubled Debt Restructurings by Debtors—Implementation Guidance and Illustrations (“ASC 470-60-55-8”), the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On December 28, 2023, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 93 shares of the Company’s voting common stocks to Iliad in exchange for a $789,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 152 shares of the Company’s voting common stock to Iliad in exchange for a $836,000 reduction in the outstanding balance of the royalty interest dated October 8, 2020. The effect of the exchange was accounted for as a debt modification.

On June 7, 2024, the Company entered into an exchange agreement with Iliad, pursuant to which the parties agreed to partition $1,500,000 from the outstanding balance of the royalty interest dated October 8, 2020. This reduced the outstanding balance of the original royalty interest. The partitioned royalty was exchanged for 7 shares of the Company’s voting common stock.

On July 15, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 520 shares of the Company's voting common stock to Iliad in exchange for a $1.9 million reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On July 18, 2024, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 229 shares of the Company's voting common stock to Iliad in exchange for $819,000 reduction in the outstanding balance of the original royalty interest. The effect of the exchange was accounted for as a debt modification.

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 1,643 of the Company’s voting common stock to Iliad in exchange for $632,500 reduction in the outstanding balance of October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 1,714 shares of the Company’s voting common stock to Iliad in exchange for a $466,200 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 22 shares of the Company’s newly authorized Series L Preferred Stock to Iliad in exchange for a $550,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On June 27, 2025, the Company entered into privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Royalty Interest and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

On November 17, 2025, the Company entered into amendments (the “Royalty Interest Global Amendments No. 3”) to the October 2020 Royalty Interest with Iliad. Pursuant to these amendments, beginning on April 1, 2026, the monthly royalty payment under each of the Royalty Interests shall be the greater of (a) $750,000, and (b) the actual royalty payment amount the respective investor is entitled to for such month pursuant to the terms of such Royalty Interest.

On January 16, 2026, the Company issued the First Pre-Funded Warrants to purchase 44,396 shares, in exchange for a combined reduction of $1.2 million in the outstanding balances of the October 2020 Royalty Interest.

On March 31, 2026 and December 31, 2025, the fair value of Iliad's royalty interests was determined to be $0 and $1.2 million. For the three months ended March 31, 2026, the net change in the fair value of Iliad's royalty interests was $0. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

On February 8, 2023, the Company entered into an exchange agreement with Uptown, pursuant to which the parties agreed to partition $675,000 from the outstanding balance of the royalty interest. The parties further agreed to exchange the partitioned royalty for 3 shares of the Company’s common stock.

On May 8, 2023, the Company entered into an exchange agreement with Uptown to partition a new royalty interest in the Uptown Royalty Repayment Amount of $1.1 million from the outstanding balance of the royalty interest and exchange for 36 shares of the Company’s voting common stock.

On the same date, the Company entered into the Standstill Agreement as described above, pursuant to which the Company may refrain from making royalty payments on the December 2020 Royalty Interest during the Standstill Period.

On September 29, 2023, the Company entered into the Global Amendment No. 2 to the December 2020 Royalty Interest with Uptown, pursuant to which, beginning on January 1, 2026, the monthly Royalty Payment under the December 2020 Royalty Interest shall be the greater of (a) $750,000, and (b) the actual Royalty Payment amount Uptown is entitled to for such month pursuant to the terms of the December 2020 Royalty Interest. As a material consideration for Uptown’s agreement to enter into this amendment, the Company agreed to issue to Uptown warrants to purchase up to 5 shares of the Company’s voting common stock at an exercise price of $19,425.00 per share. Such warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Issuance Date”) and ending on the five-year anniversary of the Issuance Date. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty. The debt restructuring is, therefore, not considered a TDR.

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

On January 28, 2025, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 1,474 shares of voting common stock to Uptown in exchange for a $1.1 million reduction in the outstanding balance of the Uptown's royalty interest. The Company accounted for the exchange as a debt modification under ASC 470-50 because the present value of the modified cash flows differed from the original terms by only 0.86%, falling well below the 10% threshold required for extinguishment treatment. Consequently, no gain or loss was recognized in the consolidated statements of operations.

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

On March 6, 2026, the Company entered into global amendments to its existing royalty interests with Uptown. Under the Uptown 2020 Royalty Interest Global Amendment No. 4, the starting date for monthly royalty payments was postponed from April 1, 2026, to July 1, 2026. Additionally, the Royalty Repayment Amount for the agreement was reduced by ten percent, resulting in new repayment balance of $11,125,282.54.

On March 31, 2026 and December 31, 2025, the fair value of Uptown's royalty interests was determined to be $10.0 million and $11.4 million. For the three months ended March 31, 2026, the net change in the fair value of Uptown's royalty interests was $159,000. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

The Company entered into several exchange agreements after the Royalty Interest Global Amendments from August 17, 2022, to September 30, 2022, whereby the Company agreed to partition $5.4 million from the outstanding balance of the royalty interest and exchange for a total of 6 shares of the Company’s voting common stock in accordance with the term of the Royalty Interest Exchange Agreement. These exchange agreements were collectively assessed and accounted for as debt modification.

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

Interest expenses for the three months ended March 31, 2026 and 2025, was approximately, $0 and $0, respectively. As of March 31, 2026, and December 31, 2025, the carrying value of the debt was $0 and $0, respectively.

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

On September 29, 2023, the Company entered into Global Amendment No. 1 and Global Amendment No. 2 to the August 2022 Royalty Interest with Streeterville. Under these amendments: (a) beginning on January 1, 2026, the monthly royalty payment shall be the greater of (x) $750,000, or (y) the actual royalty payment amount Streeterville is entitled to for such month; and (b) the Company is prohibited from making prepayments of the August 2022 Royalty Repayment Amount. As material consideration for these amendments, the Company issued Streeterville warrants to purchase up to 291 shares of common stock and an additional 5 shares of common stock at an exercise price of $19,425 per share. Pursuant to an analysis of the indicators provided in ASC 470-60-55-8, the Company is not deemed to be experiencing financial difficulty, and the restructuring is not considered a TDR.

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

On January 29, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville pursuant to which the Company issued 30 shares of the Company’s voting common stock to Streeterville in exchange for a $165,000 reduction in the outstanding balance of the royalty interest dated August 24, 2022.

On February 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 400 shares of voting common stock to Streeterville in exchange for a $291,375 reduction in the outstanding balance of the Streeterville's royalty interest.

On September 30, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 8,187 shares of voting common stock to Streeterville in exchange for a $600,000 reduction in the outstanding balance of the Streeterville's royalty interest.

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

On January 16, 2026, the Company issued the Second Pre-Funded Warrants to purchase 31,767 shares, in exchange for a reduction of $850,000 in the outstanding balance of the August 2022 Royalty Interest.

On March 6, 2026, the Company entered into global amendments to its existing royalty interests with Streeterville. Under the Streeterville 2022 Royalty Interest Global Amendment No. 4, the starting date for monthly royalty payments was postponed from April 1, 2026, to July 1, 2026. Additionally, the Royalty Repayment Amounts for the agreement was reduced by ten percent, resulting in new repayment balance of $12,428,782.20.

On March 31, 2026 and December 31, 2025, the fair value of Streeterville's royalty interests was determined to be approximately $8.6 million and $8.6 million, respectively. For the three months ended March 31, 2026 and 2025, the net change in the fair value of Streeterville's royalty interests was $205,000 and $498,000, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of March 31, 2026, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of March 31, 2026, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of March 31, 2026, no default has occurred.

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

On November 17, 2025, the Company entered into an amendment to its secured promissory note with Streeterville to extend the maturity date of the note to April 1, 2026.

On March 6, 2026, the Company and Napo, amended two secured promissory notes with Streeterville. The maturity date of the 2021 Note was extended to July 1, 2026, and its outstanding balance was reduced by ten percent to $6,596,615.05.

On March 31, 2026 and December 31, 2025, the fair value of the Streeterville note was determined to be $7.6 million and $8.2 million, respectively. For the three months ended March 31, 2026, the net change in the fair value of the Streeterville note was $592,000. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the unaudited condensed consolidated statements of operations.

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

On March 31, 2025, the Company closed the Bridge Financing, in which the Company issued approximately $3.4 million aggregate principal amount of March 2025 Convertible Notes and warrants to purchase up to 17,788 shares of the Company’s common stock to selected accredited investors at an initial exercise price of $189.35 per share for non-Insiders and $190.05 per share for Insiders. The warrants are exercisable for a period of five years. Additionally, warrants to purchase up to 1,068 shares of the Company’s common stock were issued to the Placement Agents at an exercise price of $242.16 per share, which are immediately exercisable and expire on March 31, 2030. The gross proceeds to Jaguar from the offering were approximately $3.4 million. Net proceeds were approximately $3.1 million, after deducting the placement agent’s fees and other offering expenses, and excluding any potential proceeds from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes were immediately convertible, at each holder’s option, in part or in full, into an aggregate of 17,789 shares of the Company’s common stock, at a conversion price of $193.73 per share for the Accredited Investors who were not an officer, director, employee or consultant of the Company (the “Insiders”), and $194.43 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

The Company irrevocably elected to initially and subsequently apply the FVO accounting to the entire note. The fair value at the transaction date was equal to the cash proceeds received of $3.4 million. The transaction expense of $208,000 was recognized in profit and loss as incurred.

Replacement Notes

On June 24, 2025, the Company completed a private exchange transaction with selected accredited investors (the “Participating Investors”), issuing approximately $2.6 million aggregate principal amount of new 6% convertible promissory notes (the “Replacement Notes”) in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors (the “Note Exchange Transaction”). The Company also issued warrants up to 26,531 to purchase common stock (the “New Warrants”) at an initial exercise price of $94.50 per share. These warrants are exercisable immediately and expire 18 months from the date of issuance. The Company also agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

The Replacement Notes would mature on January 30, 2026, bore interest at 6% per annum, and were immediately convertible at the option of the holders into up to 13,747 shares of the Company’s common stock at a conversion price of $193.73 per share for non-Insiders and $194.43 per share for Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions; provided, however, that (a) no conversion shares might be issued to a noteholder who is an Insider unless the stockholder approval was obtained by the Company in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), and (b) the total cumulative number of conversion shares that might be issued to a noteholder who is not an Insider, together with any shares of Common Stock issued to (i) such noteholder upon exercise of the New Warrants issued to such noteholder and (ii) the other Participating Investors in the same series of transactions as the Replacement Notes, might not exceed the requirements of The Nasdaq Capital Market (including the rules related to the aggregation of offerings under Nasdaq Listing Rule 5635(d), if applicable) (the “Issuance Cap”), unless the stockholder approval was obtained by the Company to issue more than the Issuance Cap.

The Company was subject to covenants under the Replacement Notes, including restrictions on dividend payments and the requirement to use net proceeds exceeding $8.0 million from any financing or business development transaction by the Company or Napo, to repay the Replacement Notes.

On March 31, 2026 and December 31, 2025, the fair value of the Convertible Notes was determined to be $162,000 and $2.5 million, respectively. During the three months ended March 31, 2026, the Company made cash payments to settle a portion of the Convertible Notes totaling $2.4 million. For the three months ended March 31, 2026, the net change in the fair value of the Convertible Notes was $57,000.

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

On March 6, 2026, the Company entered into an amendment with Streeterville to the Secured Promissory Note. Pursuant to this amendment, the maturity date of the Secured Promissory Note is extended to March 12, 2029, with the outstanding balance adjusted to $7,048,021.86 following the execution of the amendment. To secure the Company’s obligations under the 2025 Note, Napo entered into a security agreement granting Streeterville a security interest in the Lechlemer Collateral and the TDPRV Collateral.

Interest expense for the three months ended March 31, 2026, was approximately $209,000. During the three months ended March 31, 2026, the Company made cash payments to settle a portion of the note totaling $4.0 million. At March 31, 2026, the net carrying value of the note was approximately $6.7 million.

Restricted Cash

As of November 12, 2025, JAGX Holdings deposited $8.0 million into a Lakeside Bank account in connection with a secured promissory note issued to Streeterville. These funds serve as collateral for the Secured Promissory Note and are held pursuant to DACA among JAGX Holdings, Streeterville, and Lakeside Bank.

Pursuant to the Note Purchase Agreement and the DACA, the Company is restricted from withdrawing funds from the Deposit Account unless the balance exceeds the defined collateral requirement. The initial collateral requirement is $8.0 million and is subject to reduction based on the repayment of certain unsecured outstanding obligations to the Lender or its affiliates. The collateral requirement automatically terminates once the balance of the deposit account is $500,000 or less. If funds in the deposit account exceed the collateral requirement by more than $100,000, the Company may request a disbursement of the excess funds, subject to Streeterville's instruction to the bank.

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

As of March 31, 2026, the fair value of the embedded derivative was approximately $187,000 and is presented as “Derivative liability” within noncurrent liabilities in the consolidated balance sheets. The derivatives are presented on a gross basis and are not offset against the carrying amount of the Secured Promissory Note or against any collateral arrangements. No cash collateral balances are netted against the reported fair value amounts.

Securities Purchase Agreements and Promissory Notes

On January 6, 2026, the Company entered into securities purchase agreements with two accredited investors for the issuance of unsecured promissory notes in the aggregate principal amount of $350,000. The transaction closed on the same day. The notes bore interest at a rate of 6% per annum and would mature one month from the date of issuance. The Company had the right to prepay any outstanding amount under the notes without penalty or premium. During the three months ended March 31, 2026, the Company subsequently paid the unsecured promissory notes in full.

As an inducement for the investors to enter into the agreements, the Company issued warrants to purchase an aggregate of 10,000 shares of the Company’s common stock at an initial exercise price of $35.00 per share. The warrants are exercisable immediately and expire upon the earlier of five years from issuance, the consummation of a fundamental transaction, or a liquidation event.

Insurance Financing

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2026 and 2025, was approximately $0 and $200, respectively. The financing balance was approximately $0 and $0 as of March 31, 2026 and December 31, 2025, respectively.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2026 and 2025, was approximately $10,000 and $6,000, respectively. The financing balance was approximately $0 and $0 as of March 31, 2026 and December 31, 2025, respectively.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual interest rate of 5.0%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the three months ended March 31, 2026 and 2025 was $0 and $0, respectively. The financing balance was approximately $0 and $11,000 as of March 31, 2026 and December 31, 2025, respectively.

May 2025 First Insurance Financing

In May 2025, the Company entered into a premium finance agreement for $510,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $567,000, with an annual percentage rate of 8.3%. The total finance charge was $20,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2026 and 2025, was approximately $5,000 and $0, respectively. The financing balance was approximately $0 and $153,000 as of March 31, 2026 and December 31, 2025, respectively.

March 2026 First Insurance Financing

In March 2026, the Company entered into a premium finance agreement for $46,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $62,000, with an annual percentage rate of 9.1%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three months ended March 31, 2026 and 2025, was approximately $14,000 and $0, respectively. The financing balance was approximately $46,000 and $0 as of March 31, 2026 and December 31, 2025, respectively.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta (“Tempesta”), pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 1 share of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Tempesta under certain license agreements. The $550,000 promissory note bore interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provided for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note was paid in full. Interest expenses for the three months ended March 31, 2026 and 2025, were approximately $600 and $1,000, respectively. At March 31, 2026 and December 31, 2025, the net carrying value of the note was approximately $0 and $0, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(unaudited)
Warrants outstanding, beginning balance	105,953	87
Issuances	346,465	119,564
Exercises	(163,587)	(13,698)
Expirations and cancelations	(10,087)	—
Warrants outstanding, ending balance	278,744	105,953

As of March 31, 2026 and 2025, the Company’s outstanding warrants have an exercise price ranging from $26.76 to $35.00 per common stock.

Standstill Agreement

Pursuant to the Company’s entry in the Standstill Agreement, as amended by the Binding MOU, as described further above, the Company agreed to issue (i) Iliad warrants to purchase up to 33 shares of the Company's common stock, and (ii) Uptown warrants to purchase up to 40 shares of the Company's common stock, at an exercise price of $25,200 per share (the “Standstill Warrants”).

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of March 31, 2026, 73 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Standstill Agreement, the warrants were valued at approximately $2.5 million using the Black-Scholes option pricing model as follows: exercise price of $25,200 per share, stock price of $38,325 per share, expected life of five years, volatility of 118.88% and a risk-free rate of 3.49%. The warrants were classified in additional paid-in capital and the offsetting debit was recorded as a debt discount, which is being amortized over the remaining term of the modified royalty interest agreements.

Royalty Interest Global Amendments

On September 29, 2023, the Company entered into Royalty Interest Global Amendments to (i) the October 2020 Royalty Interest with Iliad, (ii) the December 2020 Royalty Interest with Uptown, and (iii) the August 2022 Royalty Interest with Streeterville, pursuant to which, among other things, the Company agreed to issue to (i) Iliad warrants to purchase up to 4 shares of the Company’s common stock, (ii) Uptown warrants to purchase up to 5 shares of the common stock, and (iii) Streeterville warrants to purchase up to 5 shares of the Common Stock, at an exercise price of $19,425.00 per share (collectively, the “Royalty Interest Global Amendment Warrants”).

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of March 31, 2026, 14 shares of the Company's common stock are still exercisable and outstanding.

At the date of the Royalty Interest Global Amendments, the warrants were valued at $173,000 using the Black-Scholes option pricing model as follows: exercise price of $19,425 per share, stock price of $13,650 per share, expected life of five years, volatility of 139.53% and a risk-free rate of 4.6%. The warrants were classified in additional paid-in capital.

Convertible Notes Warrants

On March 31, 2025, the Company closed the Bridge Financing, in which the Company issued approximately $3.4 million aggregate principal amount of March 2025 Convertible Notes and warrants to purchase up to 17,788 shares of the Company’s common stock to selected accredited investors at an initial exercise price of $189.35 per share for non-Insiders and $190.05 per share for Insiders. The warrants are exercisable for a period of five years. Additionally, warrants to purchase up to 1,068 shares of the Company’s common stock were issued to the Placement Agents at an exercise price of $242.16 per share, which are immediately exercisable and expire on March 31, 2030. The gross proceeds to Jaguar from the offering were approximately $3.4 million. Net proceeds were approximately $3.1 million, after deducting the placement agent’s fees and other offering expenses, and excluding any potential proceeds from the exercise of the warrants. Jaguar intends to use the net proceeds from the offering for working capital and other general corporate purposes.

The Convertible Notes were immediately convertible, at each holder’s option, in part or in full, into an aggregate of 17,789 shares of the Company’s common stock, at a conversion price of $193.73 per share for the Accredited Investors who were not an officer, director, employee or consultant of the Company (the “Insiders”), and $194.43 per share for Investors who were Insiders, subject to adjustment for customary stock dividend, stock split, stock combination or other similar transactions.

Replacement Notes Warrants

On June 24, 2025, the Company completed a private exchange transaction with the Participating Investors, issuing approximately $2.6 million aggregate principal amount of the Replacement Notes in exchange for the cancellation of the March 2025 Convertible Notes held by such Participating Investors. The Company also issued warrants up to 26,531 to purchase common stock at an initial exercise price of $94.50 per share. These warrants are exercisable immediately and expire 18 months from the date of issuance. The Company also agreed to file a registration statement for the resale of the related conversion shares and warrant shares.

Common and Wainwright Warrants

On May 20, 2025, the Company entered into a securities purchase agreement with selected institutional investors for a registered direct offering of 7,037 shares of common stock at $213.15 per share. In a concurrent private placement, the Company issued to such investors unregistered warrants to purchase up to 14,075 shares of common stock (“Common Warrants”) at an exercise price of $204.40 per share. The Common Warrants are immediately exercisable and expire upon the earlier of (i) 24 months from issuance, (ii) a fundamental transaction, or (iii) a liquidation event. The Company also issued to Wainwright warrants to purchase 422 shares of common stock (the “Wainwright Warrants”), representing 6.0% of the shares sold in the registered offering. The Wainwright Warrants have substantially similar terms to the Common Warrants issued to investors in the same transaction, but with an exercise price of $266.44 per share, which represents 125% of the offering price.

Brown Stone Pre-funded Warrants

On September 28, 2025, the Company entered into a securities purchase agreement with Brown Stone Capital Limited (“Brown Stone”), pursuant to which the Company issued and sold to Brown Stone (i) 4,617 shares of common stock and (ii) 13,698 pre-funded warrants to purchase shares of the Company’s common stock. On December 11, 2025, the 13,698 pre-funded warrants were exercised and the Company issued 6,748 of voting common stock.

Iliad Pre-funded Warrants

On December 9, 2025, the Company entered into an exchange agreement with Iliad, pursuant to which the Company issued 11,429 shares of common stock and a pre-funded common stock purchase warrant to purchase 37,273 shares of common stock (the “First Pre-Funded Warrant”) in exchange for 75 shares of Series M Preferred Stock.

On December 11, 2025, the Company entered into a second exchange agreement with Iliad, pursuant to which the Company issued 1,143 shares of common stock and a pre-funded common stock purchase warrant to purchase 8,709 shares of common stock (the “Second Pre-Funded Warrant”) in exchange for 16 shares of Series M Preferred Stock.

January 2026 Common Stock Warrants

On January 6, 2026, the Company issued warrants (the “January 2026 Warrants”) to purchase up to an aggregate of 10,000 shares of the Company’s voting common stock. The January 2026 Warrants have an initial exercise price of $35.00 per share, subject to standard adjustments for stock splits or reclassifications. These warrants were exercisable immediately upon issuance and expire on the earlier of (i) five years from the date of issuance, (ii) the consummation of a fundamental transaction, or (iii) a liquidation event. The fair value of these warrants at issuance was $179,000, calculated using the Black-Scholes option pricing model, and was recorded within additional paid-in capital.

Royalty and Preferred Stock Exchange Transactions

On January 16, 2026, the Company entered into a series of privately negotiated exchange agreements with Iliad and Streeterville to reduce outstanding debt and retire certain classes of preferred stock. Pursuant to the exchange agreements, the Company issued six separate pre-funded common stock purchase warrants exercisable for an aggregate of 336,465 shares of common stock at an exercise price of $0.035 per share.

The transactions are summarized as follows:

•
The Company issued the First and Second Pre-Funded Warrants to purchase 44,396 and 31,767 shares, respectively, in exchange for a combined reduction of $2.0 million in the outstanding balances of the October 2020 and August 2022 Royalty Interests.
•
The Company issued the Third and Fourth Pre-Funded Warrants to purchase 20,555 and 92,855 shares, respectively, in exchange for the cancellation and retirement of all 121.3822 outstanding shares of Series L Perpetual Preferred Stock held by Iliad and Streeterville.
•
The Company issued the Fifth and Sixth Pre-Funded Warrants to purchase 82,014 and 64,879 shares, respectively, in exchange for the cancellation and retirement of 157.22 shares of Series M Perpetual Preferred Stock held by Iliad and Streeterville.

The Pre-Funded Warrants are exercisable immediately and provide that the number of shares that may be exercised shall be limited to ensure that the number of shares of common stock beneficially owned by the holder, together with its affiliates and certain related parties, does not exceed 9.99% of the total number of shares of common stock then issued and outstanding.

9. Preferred Stock

As at March 31, 2026 and December 31, 2025, preferred stock consisted of the following:

March 31, 2026
(unaudited)
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	—	—	—
K	—	—	—	—
L	121	—	—	—
M	260	—	—	—
N	951	—	—	—
Total	7,536,345	—	$—	$—

December 31, 2025
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
A	5,524,926	—	$—	$—
B	11,000	—	—	—
B-1	63	—	—	—
B-2	10,165	—	—	—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	179	—	—	—
K	—	—	—	—
L	121	121	2,485	—
M	260	144	—	—
N	951	10	—	—
Total	7,536,345	275	$2,485	$—
•
Series L Preferred Stock: Liquidation preference is equal to the stated value of $25,000 per share plus any accrued but unpaid dividends.
•
Series M Preferred Stock: Liquidation preference is equal to the stated value of $25,000 per share plus any accrued but unpaid preferred return.
•
Series N Preferred Stock: Liquidation preference is equal to the stated value of $2,500 per share plus any accrued but unpaid dividends.

The Company is authorized to issue a total of 10,000,000 shares of its preferred stock as of March 31, 2026 and December 31, 2025, with a total of 7,536,345 shares designated to specific Series as of March 31, 2026 and December 31, 2025, respectively.

Series K Preferred Stock

On February 26, 2025, the Company entered into a Rights Agreement with Equiniti Trust Company, LLC, as Rights Agent, designating 300,000 shares of Series K Junior Participating Preferred Stock (“Series K Preferred Stock”). Under the Rights Agreement, each outstanding share of Common Stock and Non-Voting Common Stock as of March 10, 2025 was granted one Class A Right or Class B Right, respectively. Each Right represents the right to initially purchase 1/1,000th of a share of Series K Preferred Stock at a purchase price of $4.50 per one one-thousandth of a share of Series K Preferred Stock, subject to adjustment.

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

On January 16, 2026, the Company issued the Third and Fourth Pre-Funded Warrants to purchase 20,555 and 92,855 shares, respectively, in exchange for the cancellation and retirement of all 121.3822 outstanding shares of Series L Perpetual Preferred Stock held by Iliad and Streeterville. As of March 31, 2026, there were no shares of Series L Preferred Stock outstanding.

Series M Preferred Stock

On June 27, 2025, the Company entered into privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Royalty Interest and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively.

During the fourth quarter of 2025, the Company entered into privately negotiated exchange agreements to retire shares of Series M Preferred Stock.

On November 17, 2025, the Company entered into an exchange agreement with Streeterville, pursuant to which the Company issued 10,322 shares of common stock in exchange for 25 outstanding shares of Series M Preferred Stock held by Streeterville. Upon completion of the transaction, the exchanged preferred shares were cancelled and retired.

On December 9, 2025, the Company entered into an exchange agreement with Iliad, pursuant to which the Company issued 11,429 shares of common stock and a pre-funded common stock purchase warrant to purchase 37,273 shares of common stock (the “First Pre-Funded Warrant”) in exchange for 75 shares of Series M Preferred Stock.

On December 11, 2025, the Company entered into a second exchange agreement with Iliad, pursuant to which the Company issued 1,143 shares of common stock and a pre-funded common stock purchase warrant to purchase 8,709 shares of common stock (the “Second Pre-Funded Warrant”) in exchange for 16 shares of Series M Preferred Stock.

On January 16, 2026, the Company issued the Fifth and Sixth Pre-Funded Warrants to purchase 82,014 and 64,879 shares, respectively, in exchange for the cancellation and retirement of 157.22 shares of Series M Perpetual Preferred Stock held by Iliad and Streeterville. The total shares retired included 13.22 additional shares issued to satisfy accrued preferred returns, of which 8.78 shares were attributed to Iliad and 4.44 shares were attributed to Streeterville. As of March 31, 2026, there were no shares of Series M Preferred Stock outstanding.

Each pre-funded warrant is exercisable immediately at an exercise price of $0.035 per share and may be exercised at any time until exercised in full. The warrants contain a beneficial ownership limitation of 9.99%.

Series N Preferred Stock

On September 9, 2025, the Company entered into PIPE Purchase Agreements with the Purchasers, pursuant to which the Company issued 951 of the newly authorized Series N Perpetual Preferred Stock for an aggregate purchase price of $2.4 million.

During the second half of December 2025, the Purchasers exchanged 941 shares of Series N Preferred Stock into 55,998 shares of common stock. For the three months ended March 31, 2026, the Purchasers exchanged 10 shares of Series N Preferred Stock into 596 shares of common stock. This exchange was executed at Exchange Ratio of 2,083-to-1 based on the $1.20 exchange price per share. As of March 31, 2026, there were no shares of Series N Preferred Stock outstanding.

Series O Preferred Stock

On February 18, 2026, the Company announced that its Board of Directors declared a special one-time dividend of one-tenth of one share of Series O Convertible Preferred Stock for each share of voting common stock outstanding, plus each share issuable upon exercise of certain warrants to purchase, in aggregate, 68,593 shares of common stock with dividend rights outstanding, at the close of business on March 2, 2026. The preferred stock dividend was issued on March 4, 2026.

In connection with the preferred stock dividend, on March 2, 2026 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series O Convertible Preferred Stock with the Secretary of State of the State of Delaware, to designate 1,557,000 shares of the preferred stock, par value $0.0001 per share, as Series O Convertible Preferred Stock.

As of March 31, 2026, the Series O Convertible Preferred Stock had a liquidation preference of $8.01 per share.

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

On March 5, 2024, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 190 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock.

On March 19, 2024, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 159 shares of the Company’s common stock in exchange for the surrender and cancellation of 40 shares of Series J Perpetual Preferred Stock based on an effective exchange price of $6,300 per share of common stock.

Reclassification of Temporary Equity

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 99.3822 shares of Series L Preferred Stock in exchange for all 99.3822 shares of Series J Preferred Stock. As a result of the transaction, the Series J Preferred Stock was fully cancelled and retired, and the related temporary equity balance was reclassified to stockholders' deficit.

As of March 31, 2026 and December 31, 2025, the Company had 0 shares of Series J preferred stock outstanding.

11. Stockholders' Deficit

As of March 31, 2026 and December 31, 2025, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2026	2025
	(unaudited)
Options issued and outstanding	5,355	5,601
Inducement options issued and outstanding	6	15
Options available for grant under stock option plans	10,953	199
Restricted stock unit awards issued and outstanding	4,437	5,020
Warrants issued and outstanding	278,744	105,953
Total	299,495	116,788

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

At a special meeting of stockholders of the Company held on April 20, 2026, the stockholders approved an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share, from 298,000,000 shares to 500,000,000 shares.

The Company is now authorized to issue a total number of 554,475,074 shares of stock, of which 500,000,000 shares are voting common stock, 50,000,000 shares are non-voting common stock, and 4,475,074 shares are preferred stock.

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

Reverse Stock Splits

On March 18, 2025, the Company approved a ninth amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective March 24, 2025.

On April 20, 2026, the Company approved an eleventh amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-35 reverse stock split of the Company’s issued and outstanding shares of voting common stock, effective April 30, 2026.

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

During the three months ended March 31, 2026, the Company issued an aggregate of 0 shares under the ATM Agreement.

Royalty Interests Exchanges for Common Stock Issuances

In November and December 2025, the Company issued an aggregate of 22,893 shares of common stock in connection with the exchange of Series M Preferred Stock with Streeterville and Iliad.

Pre-funded Warrants

In connection with the exchange of royalty interest debt and the retirement of Series L and Series M Perpetual Preferred Stock on January 16, 2026, the Company issued six separate pre-funded common stock purchase warrants to Iliad and Streeterville. These warrants are exercisable for an aggregate of 336,465 shares of common stock at an exercise price of $0.035 per share and are exercisable in part or in full immediately. The warrants provide that the number of shares exercised shall be limited to ensure the holder’s beneficial ownership does not exceed 9.99% of the total shares outstanding. These securities were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act

Series N Exchange for Common Stock Issuance

On December 8, 2025, the Company held a special meeting of stockholders where stockholders approved proposals related to the issuance of shares of Common Stock upon exchange of 951 shares of Series N Preferred Stock and the issuance of 56,000 shares of common stock and 45,982 pre-funded warrants pursuant to the securities purchase agreement dated September 28, 2025. For the three months ended March 31, 2026, the Purchasers exchanged 10 shares of Series N Preferred Stock into 596 shares of common stock.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

For the three months ended March 31, 2026 and 2025, noncontrolling interest decreased by $174,000 and $160,000, respectively, due to net of share in comprehensive losses.

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

As of March 31, 2026, 5,355 options were outstanding, and 10,490 options were available for grant. As of December 31, 2025, 5,601 options were outstanding, and 31 options were available for grant.

2020 New Employee Inducement Award Plan

Effective June 16, 2020, the Company adopted the Jaguar Health, Inc. New Employee Inducement Award Plan (“2020 Inducement Award Plan”) and, subject to the adjustment provisions of the 2020 Inducement Award Plan, the Company reserved 3 shares of its common stock for issuance pursuant to equity awards granted under the 2020 Inducement Award Plan. On April 13, 2022, the Board of Directors approved an amendment to the plan to reserve an additional 1,670 shares, increasing the total shares issuable thereunder to 1,673. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes or our outstanding stock, the term must not exceed 5 years. The 2020 Inducement Award Plan grants stock options, RSUs, restricted stock, and performance shares. The 2020 Inducement Award Plan was adopted without Stockholder Approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Award Plan are substantially similar to the Company’s 2014 Stock Incentive Plan but with such other terms and conditions intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the 2020 Inducement Award Plan are individuals who were not previously an employee or director of the Company or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.

On August 13, 2024, the BOD of the Company approved an amendment to the 2020 Inducement Award Plan to reserve an additional 563 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2020 Inducement Award Plan, thereby increasing the number of shares of the Company’s common stock issuable thereunder from 1,673 shares to 2,245 shares.

As of March 31, 2026, 6 options was outstanding, and 463 options were available for grant. As of December 31, 2025, 0 option was outstanding, and 501 options were available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The Company grants RSUs to employees and directors under the 2014 Plan and the 2020 Inducement Award Plan. During the three months ended March 31, 2026, the Company granted 0 RSUs. During the same period, 51 RSUs vested and 532 RSUs were cancelled. As of March 31, 2026, there were 4,437 RSUs outstanding. Stock-based compensation expense is recognized over the requisite service period.

The following table summarizes the incentive plan activity for the three months ended March 31, 2026, and the year ended December 31, 2025:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*
Balances as of January 1, 2025	506	871	6	$10,900.05	9.77	$—
Additional shares authorized	9,453	—	—	—		—
Options granted	(4,807)	4,807	—	50.75		—
Options canceled	62	(62)	—	1,128.75		—
RSUs granted	(5,181)	—	5,181	—		—
RSUs vested and released	93	—	(93)	—		—
RSUs cancelled	74	—	(74)	—		—
Outstanding at December 31, 2025	200	5,616	5,020	$311.43	9.77	$—
Additional shares authorized	9,915	—	—	—		—
Options granted	—	—	—	—		—
Options canceled	255	(255)	—	144.90		—
RSUs granted	—	—	—	—		—
RSUs vested	51	—	(51)	—		—
RSUs cancelled	532	—	(532)	—		—
Outstanding at March 31, 2026	10,953	5,361	4,437	$19,653.55	9.47	$—
Exercisable at March 31, 2026		1,607		$2,274.65	9.16	$—
Vested and expected to vest at March 31, 2026		1,607		$2,274.65	9.16	$—

* The fair market value of Jaguar stock on March 31, 2026, was $12.97 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the three months ended March 31, 2026, and the year ended December 31, 2025, were zero.

The weighted average grant date fair value of stock options granted was $0 per share during the three months ended March 31, 2026, and $47.72 per share for the year ended December 31, 2025.

The number of options that were vested for the three months ended March 31, 2026, and for the year ended December 31, 2025, was 35 and 11, respectively. The grant date weighted average fair value of options that were vested for the three months ended March 31, 2026 and for the year ended December 31, 2025, was $93.25 and $1,050.00, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three months ended March 31, 2026 and 2025, and are included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2026	2025
(in thousands)	(unaudited)
Research and development expense	$57	$117
Sales and marketing expense	—	18
General and administrative expense	98	166
Total	$155	$301

As of March 31, 2026 and December 31, 2025, the Company had $452,000 and $569,000 unrecognized stock-based compensation expense for options and RSUs outstanding, respectively.

No range of assumptions was set forth and used in calculating the fair value of options granted during the three months ended March 31, 2026 and 2025, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through March 31, 2026.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
	(unaudited)
Net loss attributable to common stockholders	$(7,015)	$(10,464)
Shares used to compute net loss per common stock, basic and diluted	515,788	17,904
Net loss per share attributable to common stockholders, basic and diluted	$(13.60)	$(584.45)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, and certain common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company's potential securities, including warrants, convertible preferred series stock and other common stock equivalents, were excluded because their effect is anti-dilutive. For the prior periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding.

The following are the other common stock equivalents of the Company for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
	(unaudited)
Options issued and outstanding	5,355	5,601
Inducement options issued and outstanding	6	15
Options available for grant under stock option plans	10,953	199
Restricted stock units issued and outstanding	4,437	5,020
Warrants issued and outstanding	278,744	105,953
Total	299,495	116,788

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

The Company's reportable segments' net revenues and net loss for the three months ended March 31, 2026 and 2025, consisted of the following:

	Three Months Ended
(in thousands)	March 31, 2026
	(unaudited)
	Human Health	Animal Health	Total
External revenue	$19,927	$345	$20,272
Less: Segment expenses
Cost of revenue	987	171	1,158
Research and development	3,169	754	3,923
Sales and marketing	704	192	896
General and administrative	1,971	2,642	4,613
Interest	187	512	699
Other segment items*	1,044	342	1,386
Segment expenses	8,062	4,613	12,675
Segment net comprehensive income (loss)	$11,865	$(4,268)	$7,597

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			668
Consolidated net comprehensive loss			$8,265

	Three Months Ended
(in thousands)	March 31, 2025
	(unaudited)
	Human Health	Animal Health	Total
External revenue	$2,138	$76	$2,214
Less: Segment expenses
Cost of revenue	505	10	515
Research and development	3,113	612	3,725
Sales and marketing	2,396	97	2,493
General and administrative	2,004	3,338	5,342
Interest	—	—	—
Other segment items*	311	1,176	1,487
Segment expenses	8,329	5,233	13,562
Segment net comprehensive loss	$(6,191)	$(5,157)	$(11,348)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			490
Consolidated net comprehensive loss			$(10,858)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Segment assets
Human Health	$30,692	$28,321
Animal Health	173,466	185,511
Total	$204,158	$213,832

For the three months ended March 31, 2026 and 2025, the Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of long-term assets in Europe totaled approximately $157,000 and $87,000 as of March 31, 2026 and December 31, 2025, respectively. This pertains to a right-of-use asset for the Napo Therapeutics office and vehicle lease. In the US, the carrying value of long-term assets totaled approximately $16.9 million and $17 .4 million as of March 31, 2026 and December 31, 2025, respectively. This is composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	March 31,	December 31,
	2026	2025
(in thousands)	(unaudited)
Total assets for reportable segments	$204,158	$213,832
Less: Investment in subsidiary	(29,231)	(29,231)
Less: Intercompany loan	(137,493)	(146,278)
Consolidated Totals	$37,434	$38,323

15. Subsequent Events

Issuance of Common Stock

As of May 20, 2026, 231,154 shares of common stock were issued after March 31, 2026, the balance sheet date.

Authorized Share Increase

On April 20, 2026, the Company approved the tenth amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect an increase in the number of authorized shares of the Company’s voting common stock, par value $0.0001 per share (the “Common Stock”), from 298,000,000 shares to 500,000,000 shares and a corresponding increase in the total number of shares the Company is authorized to issue from 352,475,074 shares to 554,475,074 shares (the “Authorized Share Increase”).

On April 20, 2026, the Company filed the tenth amendment with the Secretary of State of the State of Delaware, and the Authorized Share Increase became effective immediately upon such filing.

Reverse Stock Split

On April 20, 2026, the Company approved the eleventh amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a 1-for-35 reverse stock split of the Company’s issued and outstanding shares of common stock, effective April 30, 2026.

The reverse stock split reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding common stock and the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such common stock, stock options, and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective time will be reduced proportionately. The reverse stock split did not change the total number of authorized shares of common stock or preferred stock. All share and per share amounts of the Company’s common stock, as well as stock options, RSUs, and warrants included in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless indicated otherwise.

Nasdaq Hearings Panel’s First Decision Letter

On April 24, 2026, the Company received a decision letter from the Nasdaq Hearings Panel (“Panel”) granting the Company’s request to continue its listing on Nasdaq, subject to the condition that, on or before May 15, 2026, the Company shall demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). This decision follows the Company’s hearing before the Panel on April 7, 2026, regarding its non-compliance with the Bid Price Rule.

As previously reported in a Current Report on Form 8-K filed on March 6, 2026, the Company received written notice from the staff of the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that because the bid price for the Company’s common stock for the previous 30 consecutive business days had closed below the minimum $1.00 per share, the Company was no longer in compliance with the requirement for continued listing on Nasdaq under the Bid Price Rule. Further, the Notice stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that the Company effected a reverse stock split over the prior one-year period or effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The Company requested a hearing before the Panel, at which it presented its plan to cure the bid price deficiency.

In its written notice, the Panel stated that the Company shall demonstrate compliance with the Bid Price Rule by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days on or before May 15, 2026. The Panel may defer a compliance determination for up to 20 business days. The Panel further stated that during the granted exception period the Company must promptly notify the Panel of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements, including, but not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted, and that the Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. The Panel also stated that it would maintain jurisdiction over the Company until September 1, 2026, the end of its discretion in this matter, and that should the Company fall out of compliance with any Nasdaq Listing Rule during that time, the Company would be delisted.

Nasdaq Staff’s Notification

On May 1, 2026, the Company received a written notification (the “Notice”) from the staff of the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, as a result of the 1-for-35 reverse stock split of the Company’s issued and outstanding shares of Common Stock effected on April 30, 2026, the Company had a post reverse stock split number of publicly held shares of Common Stock of approximately 401,226. As a result, the Company did not comply with the minimum 500,000 Publicly Held Shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4) (the “Publicly Held Shares Requirement”). Accordingly, this matter served as an additional basis for delisting the Company’s securities from Nasdaq.

The Notice was also a formal notification that the Panel would consider this matter in their decision regarding the Company’s continued listing on The Capital Market. Pursuant to Nasdaq Listing Rule 5810(d), the Company was required to present its views with respect to this additional deficiency to the Panel in writing no later than May 8, 2026.

In addition, Staff noted that under Nasdaq Listing Rule 5810(c)(3)(A), the Company would remain non-compliant with both the minimum $1 bid price requirement and the Publicly Held Shares Requirement until the Publicly Held shares deficiency is cured and, thereafter, the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days, unless Staff exercises its discretion to extend this 10 day period as discussed in Nasdaq Listing Rule 5810(c)(3)(H).

Nasdaq Hearings Panel’s Second Decision Letter

Following the exercise by certain third-party investors of existing pre-funded warrants to purchase Common Stock on May 4, 2026, the Company regained compliance with the Publicly Held Shares Requirement.

On May 6, 2026, the Company received a decision letter from the Panel granting the Company’s request for an extension to demonstrate compliance with the Listing Rules of Nasdaq.

In its letter, the Panel stated that the Company’s non-compliance with Listing Rule 5550(a)(4) reset the clock for the Company to regain compliance with the Bid Price Rule. Based upon the Company’s representations, the Panel was willing to grant an additional one-day extension to the Company’s deadline to demonstrate compliance with the Bid Price Rule by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days, from May 15, 2026 to May 18, 2026.

Uptown Common Stock Exchange Agreements

On May 14, 2026, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 28,660 shares of common stock to Uptown in exchange for a $91,000 reduction in the outstanding balance of the Company's December 2020 Royalty Interest.

Uptown and Streeterville Preferred Stock Exchange Agreements

On May 19, 2026, the Company entered into a series of privately negotiated exchange agreements with Uptown and Streeterville to reduce outstanding obligations on existing royalty interests in exchange for the newly designated Series Q Perpetual Preferred Stock (the “Series Q Preferred Stock”).

The transactions are summarized as follows:

•
The Company issued 500 shares of Series Q Preferred Stock to Uptown, in exchange for a $12.5 million reduction in the outstanding balance of the Company's December 2020 Royalty Interest.
•
The Company issued 408 shares of Series Q Preferred Stock to Streeterville, in exchange for a $10.2 million reduction in the outstanding balance of the Company's August 2022 Royalty Interest.

Nasdaq Minimum Stockholders’ Equity Requirement

Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million. The Company believes that, after taking into account (i) the sale of Products under the License and Supply Agreement with Woodward and Future Pak amounting to $1.1 million, (ii) the transfer of manufacturing and supply agreements under the License and Supply Agreement with Woodward and Future Pak amounting to $1.2 million, and (iii) the issuance of 500 and 408 shares of Series Q Preferred Stock on May 19, 2026 to Uptown and Streeterville, respectively, in exchange for $12.5 million and $10.2 million reduction in the outstanding balance of the royalty interests held by Uptown and Streeterville, the Company’s stockholders’ equity as of May 20, 2026 exceeds $2.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements.

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “aim,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward‑looking statements in this Quarterly Report are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10‑K as of and for the year ended December 31, 2025.

Overview

Jaguar Health, Inc. (“Jaguar”), in conjunction with Jaguar family company Napo Pharmaceuticals, Inc. (“Napo”), develops novel proprietary prescription drugs sustainably derived from plants for people with complicated gastrointestinal (“GI”) disease states. Jaguar family companies Napo and Napo Therapeutics, S.p.A., an Italian corporation Jaguar established in Milan, Italy in 2021, are focused on expanding global crofelemer access and are developing new therapies for orphan and rare GI conditions. Jaguar Animal Health is a Jaguar tradename. Magdalena Biosciences, a joint venture formed by Jaguar and Filament Health Corp., is focused on developing novel prescription medicines derived from plants for mental health indications. Jaguar Animal Health is a tradename the Company uses in the animal health space. In the animal health field, the Company focuses on developing and commercializing non-prescription GI products for companion and production animals.

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

Napo’s crofelemer 125 mg delayed-release tablets (Mytesi) is an FDA-approved prescription drug for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In January 2026, following Napo’s entry into a US licensing agreement with an affiliate of privately held Future Pak, LLC (“Future Pak”), Future Pak became the exclusive marketer for Mytesi as well as the tablet formulation for animal health, Canalevia-CA1, which is Jaguar’s crofelemer prescription drug for the treatment of chemotherapy-induced diarrhea in dogs. Jaguar was provided with $16.0 million of non-dilutive capital in January 2026 upon closing of the agreement with Future Pak, with an additional $2.0 million due to Jaguar upon completion of post-closing conditions. Per the terms of the agreement, Jaguar also has the opportunity to receive up to $20 million in milestone payments and other future payments. Jaguar will continue to manufacture crofelemer for Mytesi and Canalevia-CA1 for Future Pak. Mytesi and Canalevia-CA1 are both delayed-release tablet formulations of crofelemer.

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

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net income (losses) were $8.7 million net income and $10.6 million net losses for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had a total stockholders' deficit of $15.8 million, an accumulated deficit of $391.1 million, an accumulated other comprehensive loss of $1.2 million and cash of $7.3 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the three months ended March 31, 2026, amounted to $109,000.

Revenues

Our product and collaboration revenue consists of the following:

•
Revenues from the sale of Mytesi and Canalevia, which are sold exclusively to Woodward pursuant to the Supply Agreement entered into on January 12, 2026. Under this arrangement, Napo manufactures or has the Mytesi Product manufactured and supplies it to the Licensee for commercialization in the U.S.
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

As of March 31, 2026, the Company has incurred approximately $25.0 million on its primary R&D projects. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of March 31, 2026, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia-CA1 and Neonorm Calf or Neonorm Foal for the three months ended March 31, 2026 and 2025.

On January 12, 2026, Napo and the Company entered into a license agreement with Woodward Specialty LLC (“Woodward”), an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak, pursuant to which, Napo granted to Woodward an exclusive, nontransferable, sublicensable, royalty-free right and license (subject to certain exceptions as set forth in the License Agreement) under the Napo Mytesi Patents (as defined in the License Agreement) to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia Product. Thus, we expect no sales and marketing expenses for these products going forward.

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

For the three months ended March 31, 2026, the only material impacts of IRA are a significant reduction in the Company’s Medicare Part D rebates payable to CMS and a reduction in patients’ out-of-pocket copays for their Mytesi prescriptions. Management continues to assess the evolving implications of the IRA on pricing, reimbursement, and research incentives.

Lease Commitments

As of March 31, 2026, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

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

Results of Operations

Comparison for the three months ended March 31, 2026 and 2025

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2026 and 2025, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
License revenue	$19,043	$43	$19,000	44,186.0%
Product revenue, net	1,204	2,171	(967)	(44.5)%
Grant revenue	25	—	25	100.0%
Total revenue	20,272	2,214	18,058	815.6%
Operating expenses
Cost of product revenue	1,158	515	643	124.9%
Research and development	3,928	3,730	198	5.3%
Sales and marketing	896	2,493	(1,597)	(64.1)%
General and administrative	4,108	4,897	(789)	(16.1)%
Total operating expenses	10,090	11,635	(1,545)	(13.3)%
Income (loss) from operations	10,182	(9,421)	19,603	(208.1)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(337)	(1,343)	1,006	(74.9)%
Loss on extinguishment of debt	(628)	—	(628)	100.0%
Interest income (expense)	(699)	56	(755)	(1,348.2)%
Other income (expense)	205	112	93	83.0%
Income (loss) before income tax expense	8,723	(10,596)	19,319	(182.3)%
Income tax expense	—	—	—	—%
Net income (loss)	$8,723	$(10,596)	$19,319	(182.3)%
Net income (loss) attributable to noncontrolling interest	$(126)	$(132)	$6	(4.5)%
Stock dividends to preferred stockholders	$9,470	$—	$9,470	100.0%
Deemed dividend to preferred stockholders	$6,063	$—	$6,063	100.0%
Preferred returns to preferred stockholders	$331	$—	$331	100.0%
Net loss attributable to common stockholders	$(7,015)	$(10,464)	$3,449	(33.0)%

Revenue

Product revenue

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
Gross product sales
Mytesi	$1,006	$3,125	$(2,119)	(67.8)%
Canalevia	270	25	245	980.0%
Gelclair	9	17	(8)	(47.1)%
Neonorm	7	16	(9)	(56.3)%
Total gross product sales	1,292	3,183	(1,891)	(59.4)%
Medicaid rebates	(64)	(735)	671	(91.3)%
Sales discounts	(24)	(260)	236	(90.8)%
Sales returns	—	(17)	17	(100.0)%
Net product sales	$1,204	$2,171	$(967)	(44.5)%

Our gross product revenues were approximately $1.3 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and exclusive distribution agreement for the sale of Gelclair.

The decrease in gross product revenue of $1.9 million for three months ended March 31, 2026 compared to the same period in 2025, was primarily due to the decrease in sales volume of Mytesi.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates were $64,000 and $735,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $671,000 due to lower product utilization within the program coupled with changes in rebate agreements.

Sales discounts were $24,000 and $260,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $236,000 due to changes in sales discount arrangements to various customers.

Sales returns were $0 and $17,000 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $17,000 due to the decrease in volume of sales returns.

License revenue

License revenues increased by $19.0 million from $43,000 for the three months ended March 31, 2025 to $19.0 million in the same period in 2026, due to license agreement entered by the Company with Woodward on January 12, 2026. The license revenue is recognized as Woodward receives and consumes the benefits from the Company’s performance of providing access to its intellectual property at point in time.

Cost of Product Revenue

The following table presents the components of cost of product revenue for the three months ended March 31, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
Cost of Product Revenue
Material cost	$961	$189	$772	408.5%
Direct labor	56	228	(172)	(75.4)%
Other	141	98	43	43.9%
Total	$1,158	$515	$643	124.9%

The increase in cost of product revenue of $643,000 for the three months ended March 31, 2026 compared to 2025 was primarily due to:

•
Material cost increased by $772,000 from $189,000 for the three months ended March 31, 2025 to $961,000 in the same period in 2026, due to the sale of remaining Mytesi and Canalevia inventory on hand under the licensing and supply agreement with Woodward (affiliate of Future Pak).
•
Direct labor decreased by $172,000 from $228,000 for the three months ended March 31, 2025 to $56,000 in the same period in 2026, due to the decreased time spent by employees manufacturing Mytesi because of the production schedule in the first quarter.

Research and Development

The following table presents the components of R&D expense for the three months ended March 31, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$2,135	$1,297	$838	64.6%
Personnel and related benefits	1,286	1,508	(222)	(14.7)%
Third-party consulting services	321	560	(239)	(42.7)%
Materials expense and tree planting	61	77	(16)	(20.8)%
Stock-based compensation	57	117	(60)	(51.3)%
Travel and other expenses	6	65	(59)	(90.8)%
Other	62	106	(44)	(41.5)%
Total	$3,928	$3,730	$198	5.3%

The increase in R&D expense of $198,000 for the three months ended March 31, 2026, compared to 2025 was primarily due to:

•
Clinical and contract manufacturing expenses increased by $838,000 from $1.3 million for the three months ended March 31, 2025 to $2.1 million in the same period in 2026. The increase was primarily attributable to the progression of crofelemer lyophilization into the development phase, which resulted in higher clinical trial–related costs and increased external contract manufacturing services related to lyophilization activities.
•
Personnel and related benefits decreased by $222,000 from $1.5 million for the three months ended March 31, 2025 to $1.3 million in the same period in 2026, due to a reduction in force (RIF) within the Clinical and QA groups, which resulted in lower headcount for clinical trial, research, and quality assurance functions during the period.
•
Third-party consulting services decreased by $239,000 from $560,000 for the three months ended March 31, 2025 to $321,000 in the same period in 2026, as the Phase 3 On Target Clinical Trial concluded, reducing the consulting and contractor expenses.
•
Stock-based compensation expense decreased by $60,000 from $117,000 for the three months ended March 31, 2025 to $57,000 in the same period in 2026, due to higher RSU cancellations and decline in fair value of newly granted options, despite the increase in higher options and RSUs granted during the current year.
•
Other R&D expenses decreased by $44,000 from $106,000 million for the three months ended March 31, 2025 to $62,000 million in the same period in 2026, due to the RIF within the Clinical and QA groups and the conclusion of the Phase 3 ON Target clinical trial, both of which reduced travel requirements for research and clinical purposes.

The following table presents the components of R&D expense per project for the three months ended March 31, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical trials on:
Congenital diarrheal disorder (CDD) and microvillus inclusion disease (MVID)	$1,581	$690	$891	129.1%
Cancer therapy-related diarrhea (CTD)	127	497	(370)	(74.4)%
Short bowel syndrome with intestinal failure (“SBS-IF”)	111	327	(216)	(66.1)%
Canalevia - commercial	92	56	36	64.3%
Canalevia-CA1 (crofelemer delayed-release tablets)	50	74	(24)	(32.4)%
Entheogen Therapeutics Initiative (ETI)	3	5	(2)	(40.0)%
Gelclair	2	97	(95)	(97.9)%
Cholera	—	22	(22)	(100.0)%
General research and development activities	1,962	1,962	—	—%
Total	$3,928	$3,730	$198	5.3%

The increase in R&D expense of $198,000 for the three months ended March 31, 2026 compared to 2025 was primarily due to:

•
CDD and MVID clinical trial expenses increased by $891,000 from $690,000 for the three months ended March 31, 2025 to $1.6 million in the same period in 2026, due to the increased lyophilization of the Mytesi project and the addition of clinical trials across the US, EU, and Middle East.
•
CTD clinical trial expenses decreased by $370,000 from $497,000 for the three months ended March 31, 2025 to $127,000 in the same period in 2026, due to the winding down of the statistically significant Breast Cancer clinical trial, following the FDA-recommended additional one-year study period.
•
SBS-IF clinical trial expenses decreased by $216,000 from $327,000 for the three months ended March 31, 2025 to $111,000 in the same period in 2026, due to a strategic shift in research priorities, as the company is currently focusing on MVID.
•
Gelclair clinical trial expenses decreased by $95,000 from $97,000 for the three months ended March 31, 2025 to $2,000 in the same period in 2026, due to the elimination of dedicated sales personnel for the product as of January 12, 2026, resulting in a significant reduction in related compensation expenses.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended March 31, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$659	$1,235	$(576)	(46.6)%
Direct marketing fees and expense	212	586	(374)	(63.8)%
Third party consulting fees	5	309	(304)	(98.4)%
Stock-based compensation	—	18	(18)	(100.0)%
Other	20	345	(325)	(94.2)%
Total	$896	$2,493	$(1,597)	(64.1)%

The decrease in S&M expense of $1.6 million for the three months ended March 31, 2026, compared to the same period in 2025 was largely due to:

•
Personnel and related benefits decreased by $576,000 from $1.2 million for the three months ended March 31, 2025, to $659,000 in the same period in 2026 due to the dissolution of the Jaguar/Napo Sales and Marketing Group as of January 12, following the licensing of Mytesi and Canalevia to Future Pak.
•
Direct marketing fees and expenses decreased by $374,000 from $586,000 for the three months ended March 31, 2025, to $212,000 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward (affiliate of Future Pak).
•
Third-party consulting services decreased by $304,000 from $309,000 for the three months ended March 31, 2025, to $5,000 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward (affiliate of Future Pak), which led to a decrease in third-party consulting services.
•
Other sales and marketing expenses decreased by $325,000 from $345,000 for the three months ended March 31, 2025, to $20,000 in the same period in 2026, primarily reflecting the normalization of recruiting and placement fees following the Gelclair commercial launch in the prior year, as most sales and marketing hiring was completed in the prior period and current-year personnel additions did not require recruiter placement fees.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the three months ended March 31, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,182	$1,123	$59	5.3%
Legal services	678	1,098	(420)	(38.3)%
Depreciation and amortization	465	479	(14)	(2.9)%
Public company expense	381	441	(60)	(13.6)%
Audit, tax and accounting services	342	349	(7)	(2.0)%
Third-party consulting services	332	320	12	3.8%
Stock-based compensation	109	166	(57)	(34.3)%
Travel and other expenses	98	157	(59)	(37.6)%
Lease expense	89	132	(43)	(32.6)%
Other	432	632	(200)	(31.6)%
Total	$4,108	$4,897	$(789)	(16.1)%

The decrease in G&A expenses of $789,000 for the three months ended March 31, 2026, compared to the same period in 2025 was largely due to:

•
Legal services decreased by $420,000 from $1.1 million for the three months ended March 31, 2025, to $678,000 in the same period in 2026, due to lower legal fees, decreased legal consultations for contracts and agreements and other regulatory filings.
•
Public company expense decreased by $60,000 from $441,000 for the three months ended March 31, 2025, to $381,000 in the same period in 2026, due to the reduced consultations and publications for investors during the year.
•
Stock-based compensation decreased by $57,000 from $166,000 for the three months ended March 31, 2025, to $109,000 in the same period in 2026, due to higher RSU cancellations and decline in fair value of newly granted options, despite the increase in higher options and RSUs granted during the current year.
•
Travel and other expenses decreased by $59,000 from $157,000 for the three months ended March 31, 2025, to $98,000 in the same period in 2026, due to a reduction in international travel in 2026, specifically as it related to fewer funding activities compared to the prior year.

•
Other general and administrative expenses decreased by $200,000 from $632,000 for the three months ended March 31, 2025, to $432,000 in the same period in 2026, due to a decrease in Delaware Franchise Tax, lower expenses associated with conference meetings, and reduced IT support costs during the year.

Interest Income (Expense)

Interest expense increased by $755,000 from $56,000 income for the three months ended March 31, 2025, to $699,000 expense in the same period in 2026, due to interest accrual on the new notes, which collectively resulted in higher interest expense incurred during the year.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value of financial instrument and hybrid instrument designated at FVO decreased by $1.0 million, from a loss of $1.3 million in the three months ended March 31, 2025, to a loss of $337,000 in the same period in 2026 primarily due to fair value adjustments in liability classified warrants and notes payable designated at FVO.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $628,000 from $0 in the three months ended March 31, 2025, to $628,000 in the same period in 2026 primarily due to significant modifications during the quarter that would qualify for extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Liquidity and Capital Resources

Sources of Liquidity

For the three months ended March 31, 2026 and 2025, we had $8.7 million net income and $10.6 million net loss, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At March 31, 2026, we had an accumulated deficit of $391.1 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of March 31, 2026, we had cash of $7.3 million. As of March 31, 2026, the carrying amount of JAGX Holdings' assets included in our consolidated financial statements was restricted cash of $2.8 million. While our historical resources were insufficient to fund our operating plan for one year from the issuance of these financial statements, our liquidity position improved in January 2026. We entered into a US licensing agreement that provided $16.0 million in total upfront fees. While management believes this infusion improves our liquidity, it does not fully alleviate the conditions that raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements.

We have funded our operations primarily through grant of exclusive rights and entering into license agreements, in addition to selling our commercial products. Cash used in financing activities for the three months ended March 31, 2026 consisted of $6.4 million in principal payments of the notes payable, and $180,000 repayment of insurance financing.

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

Liquidity Management

As of March 31, 2026, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a substantial increase in debt levels due to recent financing activities intended to support operational growth.

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

Comparison of Operating Income and Cash Flow

For the three months ended March 31, 2026, the Company reported an operating income of $8.7 million, up $19.3 million, or 182% increase, compared to the prior period. This increase was primarily driven by the license agreement entered by the Company with Woodward on January 12, 2026. The variance underscores the Company’s strategic focus on managing liquidity while supporting growth and maintaining operational stability.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy..

Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table shows a summary of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total cash provided by (used in) operating activities	$8,830	$(7,314)
Total cash provided by financing activities	(6,615)	4,966
Effects of foreign exchange rate changes on assets and liabilities	17	36
Net increase (decrease) in cash and restricted cash	$2,232	$(2,312)

Cash Used in Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities of $8.8 million resulted from our net comprehensive income of $8.3 million, adjusted by loss on extinguishment of debt of $628,000, depreciation and amortization expenses of $473,000, interest accrual of $257,000, stock-based compensation of $155,000, reversal of amortization of operating lease right-of-use asset of $47,000, change in fair value of financial instrument and hybrid instrument designated at FVO of $337,000, equity in a net loss in the joint venture of $9,000 and changes in operating assets and liabilities of negative $1.3 million.

Net cash provided by operating activities increased by $16.1 million compared to the prior year, primarily due to due to license agreement entered by the Company with Woodward on January 12, 2026.

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

Cash Used in Investing Activities

No cash was also used in investing activities during the three months ended March 31, 2026.

This reflects management’s commitment to maintaining liquidity, as there were no cash outflows from investing activities during the quarter.

No cash was also used in investing activities during the three months ended March 31, 2025.

Cash Provided by Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities of $6.6 million consisted of $6.4 million in principal payments of the notes payable, and $180,000 repayment of insurance financing.

Net cash provided by financing activities decreased by $11.6 million in 2025, primarily due to a decline in proceeds from the ATM offering, which totaled $1.8 million in the prior period compared to $0 in the current period. Additionally, the Company did not issue new notes as compared to $3.4 million in net proceeds from issuance of Convertible Notes. The Company also made higher principal payments of notes payable and insurance financing, which totaled $6.6 million in the current period compared to $238,000 in the prior period. This overall trend highlights the Company’s continuous settlements of financial obligations to creditors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of March 31, 2026, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP for the reasons discussed above.

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

Item 1A. Risk Factors

Except as described herein, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market under the symbol “JAGX.” In order to maintain that listing, we must satisfy minimum financial and other requirements, including, without limitation, the minimum stockholders’ equity requirement, the minimum bid price requirement, and the publicly held shares requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. If Nasdaq delists our common stock, the price of our common stock may decline, and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

On May 23, 2024, we effected a 1-for-60 reverse stock split of our outstanding voting common stock. On March 24, 2025, we effected a 1-for-25 reverse stock split of our outstanding voting common stock.

On March 5, 2026, we received a written notification from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that because the bid price for our common stock for the previous 30 consecutive business days had closed below the minimum $1.00 per share, we were no longer in compliance with the requirement for continued listing on Nasdaq under Rule 5550(a)(2) (the “Bid Price Rule”). Further, this notice stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we effected a reverse stock split over the prior one-year period or effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

This notice stated that unless we timely request by March 12, 2026, an appeal before a Hearings Panel (the “Panel”), our securities would be scheduled for delisting from Nasdaq. We requested an appeal before the Panel, and had a hearing before the Panel on April 7, 2026 regarding its non-compliance with the Bid Price Rule.

On April 24, 2026, we received a decision letter from the Panel granting the request to continue our listing on Nasdaq, subject to the condition that, on or before May 15, 2026, the Company shall demonstrate compliance with the Bid Price Rule by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days on or before May 15, 2026.

On April 20, 2026, we approved the eleventh amendment to our Third Amended and Restated Certificate of Incorporation to effect a 1-for-35 reverse stock split of our issued and outstanding shares of common stock, effective April 30, 2026.

On May 1, 2026, we received a written notification from the Staff of the Listing Qualifications Department notifying the Company that, as a result of the 1-for-35 reverse stock split, we had a post reverse stock split number of publicly held shares of Common Stock of approximately 401,226. As a result, we did not comply with the minimum 500,000 Publicly Held Shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4) (the “Publicly Held Shares Requirement”). Accordingly, this matter served as an additional basis for delisting our securities from Nasdaq.

This notice was also a formal notification that the Panel would consider this matter in their decision regarding our continued listing on The Capital Market. In addition, Staff noted that under Nasdaq Listing Rule 5810(c)(3)(A), we would remain non-compliant with both the minimum $1 bid price requirement and the Publicly Held Shares Requirement until the Publicly Held shares deficiency is cured and, thereafter, the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days, unless Staff exercises its discretion to extend this 10 day period as discussed in Nasdaq Listing Rule 5810(c)(3)(H).

Following the exercise by certain third-party investors of existing pre-funded warrants to purchase Common Stock on May 4, 2026, we regained compliance with the Publicly Held Shares Requirement.

On May 6, 2026, we received a decision letter from the Panel granting our request for an extension to demonstrate compliance with the Listing Rules of Nasdaq.

In its letter, the Panel stated that our non-compliance with Listing Rule 5550(a)(4) reset the clock for the Company to regain compliance with the Bid Price Rule. Based upon our representations, the Panel was willing to grant an additional one-day extension to our deadline to demonstrate compliance with the Bid Price Rule by evidencing a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days, from May 15, 2026 to May 18, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Securities Purchase Agreements and Promissory Notes

On January 6, 2026, the Company entered into securities purchase agreements with two accredited investors for the issuance of unsecured promissory notes in the aggregate principal amount of $350,000. The transaction closed on the same day. The notes bore interest at a rate of 6% per annum and would mature one month from the date of issuance. The Company had the right to prepay any outstanding amount under the notes without penalty or premium. During the three months ended March 31, 2026, the Company subsequently paid the unsecured promissory notes in full.

As an inducement for the investors to enter into the agreements, the Company issued warrants to purchase an aggregate of 10,000 shares of the Company’s common stock at an initial exercise price of $35.00 per share. The warrants are exercisable immediately and expire upon the earlier of five years from issuance, the consummation of a fundamental transaction, or a liquidation event.

Royalty and Preferred Stock Exchange Transactions

On January 16, 2026, the Company entered into a series of privately negotiated exchange agreements with Iliad and Streeterville to reduce outstanding debt and retire certain classes of preferred stock. Pursuant to the exchange agreements, the Company issued six separate pre-funded common stock purchase warrants exercisable for an aggregate of 336,465 shares of common stock at an exercise price of $0.035 per share.

The transactions are summarized as follows:

•
The Company issued the First and Second Pre-Funded Warrants to purchase 44,396 and 31,767 shares, respectively, in exchange for a combined reduction of $2.0 million in the outstanding balances of the October 2020 and August 2022 Royalty Interests.
•
The Company issued the Third and Fourth Pre-Funded Warrants to purchase 20,555 and 92,855 shares, respectively, in exchange for the cancellation and retirement of all 121.3822 outstanding shares of Series L Perpetual Preferred Stock held by Iliad and Streeterville.
•
The Company issued the Fifth and Sixth Pre-Funded Warrants to purchase 82,014 and 64,879 shares, respectively, in exchange for the cancellation and retirement of 157.22 shares of Series M Perpetual Preferred Stock held by Iliad and Streeterville.

The Pre-Funded Warrants are exercisable immediately and provide that the number of shares that may be exercised shall be limited to ensure that the number of shares of common stock beneficially owned by the holder, together with its affiliates and certain related parties, does not exceed 9.99% of the total number of shares of common stock then issued and outstanding.

Uptown Common Stock Exchange Agreements

On May 14, 2026, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which the Company issued 28,660 shares of common stock to Uptown in exchange for a $91,000 reduction in the outstanding balance of the Company's December 2020 Royalty Interest.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on January 23, 2026, and on Form 8-K/A on January 12, 2026, there were no unregistered sales of equity securities during the period.

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

3.2

Certificate of Tenth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 21, 2026, File No. 001-36714).

3.3

Certificate of Eleventh Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 27, 2026, File No. 001-36714).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series Q Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 19, 2026, File No. 001-36714).

4.1	Form of Unsecured Promissory Note (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
4.3	Form of the Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed January 23, 2026, File No. 001-36714).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed February 18, 2026, File No. 001-36714).
4.5

Global Amendment No. 4 dated March 6, 2026, by and between Jaguar Health Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed March 9, 2026, File No. 001-36714).

4.6

Global Amendment No. 4 dated March 6, 2026, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed March 9, 2026, File No. 001-36714).

4.7

Amendment to the 2021 Note, dated March 6, 2026, by and among Jaguar Health Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K filed March 9, 2026, File No. 001-36714).

4.8

Amendment to the 2025 Note, dated March 6, 2026, by and between Jaguar Health Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.4 to the Form 8-K filed March 9, 2026, File No. 001-36714).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed January 12, 2026, File No. 001-36714).
10.2

License Agreement, dated January 12, 2026, by and among Napo Pharmaceuticals, Inc., Jaguar Health Inc., Woodward Specialty LLC and Future Pak, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 15, 2026, File No. 001-36714).

10.3

Supply Agreement, dated January 12, 2026, by and among Napo Pharmaceuticals, Inc., Woodward Specialty LLC and Future Pak, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 15, 2026, File No. 001-36714).

10.4	Iliad Royalty Interest Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.5	Streeterville Royalty Interest Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.6	Iliad Series L Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.7	Streeterville Series L Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.8	Iliad Series M Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.9	Streeterville Series M Exchange Agreement, dated January 16, 2026 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed January 23, 2026, File No. 001-36714).
10.10

Security Agreement, dated March 6, 2026, by and between Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 9, 2026, File No. 001-36714).

10.11

Warrant Termination Agreement, dated March 6, 2026, by and between Jaguar Health Inc., Uptown Capital, LLC, Streeterville Capital, LLC and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 9, 2026, File No. 001-36714).

10.12	Uptown Series Q Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 19, 2026, File No. 001-36714).
10.13	First Streeterville Series Q Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 19, 2026, File No. 001-36714).
10.14	Second Streeterville Series Q Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 19, 2026, File No. 001-36714).
31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

May 20, 2026
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Carol R. Lizak Principal Financial and Accounting Officer