Form 10-Q
period 2026-06-30
Jaguar Health, Inc.
filed 2026-08-19
CIK 1585608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, there were (i) 5,168,300 shares of voting common stock, par value $0.0001 per share, outstanding, and (ii) 0 share of non-voting common stock, par value $0.0001 per share, outstanding.

PART I. — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
	(unaudited)
Assets
Current assets:
Cash	$3,788	$968
Restricted cash	2,802	6,864
Accounts receivable, net	8	1,521
Other receivable	190	177
Inventory, net	7,316	8,599
Prepaid expenses and other current assets	3,429	2,216
Total current assets	17,533	20,345
Property and equipment, net	417	463
Operating lease - right-of-use asset	1,011	1,000
Intangible assets, net	15,086	16,021
Other assets	147	494
Total assets	$34,194	$38,323

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,793	$8,686
Accrued liabilities	4,712	4,166
Deferred revenue	170	170
Operating lease liability, current	219	192
Notes payable, net of discount (includes note designated at Fair Value Option amounting to $8.3 million as of June 30, 2026, and $26.2 million as of December 31, 2025, respectively)	13,833	27,440
Series O convertible preferred stock: $0.0001 par value; 1,557,000 and 0 shares authorized at June 30, 2026 and December 31, 2025, respectively; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,653	—
Total current liabilities	25,380	40,654
Operating lease liability, net of current portion	873	892
Deferred revenue, net of current portion	298	382
Derivative liability	196	—
Commitment share liability	800	—
Notes payable, net of discount, net of current portion (includes notes designated at Fair Value Option amounting to $0 as of June 30, 2026, and $5.7 million as of December 31, 2025, respectively)	1,726	15,083
Total liabilities	29,273	57,011

Commitments and contingencies (See Note 5)

Stockholders' equity (deficit)
Series L perpetual preferred stock: $0.0001 par value; 200 shares authorized at June 30, 2026, and December 31, 2025; 0 and 121 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	2,485
Series M perpetual preferred stock: $0.0001 par value; 400 shares authorized at June 30, 2026, and December 31, 2025; 0 and 144 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series N perpetual preferred stock: $0.0001 par value; 2,000 shares authorized at June 30, 2026, and December 31, 2025; 0 and 10 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series P perpetual preferred stock: $0.0001 par value; 300 shares authorized at June 30, 2026, and December 31, 2025; 240 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series Q perpetual preferred stock: $0.0001 par value; 2,000 shares authorized at June 30, 2026, and December 31, 2025; 877 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - voting: $0.0001 par value, 500,000,000 shares and 298,000,000 shares authorized at June 30, 2026, and December 31, 2025, respectively; 4,857,211 and 199,330 issued and outstanding at June 30, 2026, and December 31, 2025, respectively	—	1
Common stock - non-voting: $0.0001 par value, 50,000,000 shares authorized at June 30, 2026, and December 31, 2025; 0 share issued and outstanding at June 30, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	411,605	380,974
Noncontrolling interest	(1,694)	(1,399)
Accumulated deficit	(403,749)	(399,916)
Accumulated other comprehensive loss	(1,241)	(833)
Total stockholders' equity (deficit)	4,921	(18,688)
Total liabilities and stockholders' equity (deficit)	$34,194	$38,323

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
License revenue	$43	$43	$19,086	$86
Product revenue, net	1,182	2,936	2,386	5,107
Grant revenue	—	—	25	—
Total revenue, net	1,225	2,979	21,497	5,193
Operating expenses
Cost of product revenue	1,031	527	2,189	1,042
Research and development	3,336	3,265	7,264	6,995
Sales and marketing	5	2,467	901	4,960
General and administrative	4,450	4,727	8,558	9,624
Total operating expenses	8,822	10,986	18,912	22,621
Income (loss) from operations	(7,597)	(8,007)	2,585	(17,428)
Loss on extinguishment of debt	(3,504)	(1,822)	(4,132)	(1,822)
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,918)	(1,068)	(2,255)	(2,411)
Interest income (expense)	(161)	15	(860)	71
Other income (expense)	378	322	583	434
Income (loss) before income tax expense	(12,802)	(10,560)	(4,079)	(21,156)
Income tax expense	—	—	—	—
Net loss before equity in net loss of joint venture	(12,802)	(10,560)	(4,079)	(21,156)
Equity in net loss of joint venture	—	—	—	—
Net income (loss)	$(12,802)	$(10,560)	$(4,079)	$(21,156)
Net loss attributable to noncontrolling interest	$(120)	$(153)	$(246)	$(285)
Stock dividends to preferred stockholders	$—	$—	$9,470	$—
Deemed dividend to preferred stockholders	$8	$—	$6,071	$—
Preferred returns to preferred stockholders	$—	$—	$331	$—
Cumulative preferred dividends allocated to preferred stockholders	$11	$—	$11	$—
Net loss attributable to common stockholders	$(12,701)	$(10,407)	$(19,716)	$(20,871)
Net loss per share, basic and diluted	$(15.70)	$(358.94)	$(35.11)	$(937.26)
Weighted-average common stock outstanding, basic and diluted	809,122	28,994	561,567	22,268

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net loss	$(12,802)	$(10,560)	$(4,079)	$(21,156)
Other comprehensive income (loss)	1	(22)	(457)	(285)
Net comprehensive loss	$(12,801)	$(10,582)	$(4,536)	$(21,441)
Common stockholders:
Net loss attributable to common stockholders	$(12,701)	$(10,407)	$(19,716)	$(20,871)
Other comprehensive loss attributable to common stockholders
Translation adjustments	1	(19)	(408)	(253)
Net comprehensive loss attributable to common stockholders	$(12,700)	$(10,426)	$(20,124)	$(21,124)
Preferred stockholders:
Stock dividends to preferred stockholders	$—	$—	$9,470	$—
Deemed dividend to preferred stockholders	8	—	6,071	—
Preferred returns to preferred stockholders	—	—	331	—
Cumulative preferred dividends allocated to preferred stockholders	11	—	11	—
Total dividends and preferred returns to preferred stockholders	$19	$—	$15,883	$—
Noncontrolling interests:
Net loss attributable to noncontrolling interests	$(120)	$(153)	$(246)	$(285)
Other comprehensive loss attributable to noncontrolling interests
Translation adjustments	—	(3)	(49)	(32)
Net comprehensive loss attributable to noncontrolling interests	$(120)	$(156)	$(295)	$(317)

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Series P Perpetual preferred stock		Series Q Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	(deficit)
Balances as of March 31, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,019,277	$1	9	$—	$378,130	$(1,574)	$(391,067)	$(1,242)	$(15,752)
Adjustment for 1-for-35 reverse stock split, effective April 30, 2026	—	—	—	—	—	—	—	—	—	—	—	—	(12,647,297)	(1)	(9)	—	1	—	—	—	—
Preferred stock issued to investors in exchange for cash, net of issuance costs of $18	—	—	—	—	—	—	—	—	240	—	—	—	—	—	—	—	1,826	—	—	—	1,826
Preferred stock issued to Uptown in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	500	—	—	—	—	—	12,500	—	—	—	12,500
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	408	—	—	—	—	—	10,200	—	—	—	10,200
Common stock issued to investors upon conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	3,985,302	—	—	—	8,510	—	—	—	8,510
Common stock issued to Streeterville in exchange for Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	(31)	—	268,775	—	—	—	8	—	—	—	8
Common stock issued to Iliad upon exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	139,500	—	—	—	—	—	—	—	—
Common stock issued to Streeterville upon exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	62,994	—	—	—	—	—	—	—	—
Common stock issued to Uptown in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	28,660	—	—	—	113	—	—	—	113
Deemed dividend to Streeterville related to exchange of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Deemed contribution to Streeterville related to exchange of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16	—	—	—	16
Warrants issued to investors in exchange for cash, net of issuance costs of $2	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154	—	—	—	154
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(120)	(12,682)	—	(12,802)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1	1
Balances as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	240	$—	877	$—	4,857,211	$—	—	$—	$411,605	$(1,694)	$(403,749)	$(1,241)	$4,921

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Series P Perpetual preferred stock		Series Q Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	(deficit)
Balances as of March 31, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	674,047	$—	9	$—	$359,428	$(952)	$(356,946)	$(700)	$830
Adjustment for 1-for-35 reverse stock split, effective April 30, 2026	—	—	—	—	—	—	—	—	—	—	—	—	(654,789)	—	(9)	—	—	—	—	—	—
Preferred stock issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	99	2,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,485
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	—	—	22	—	170	—	—	—	—	—	—	—	—	—	—	—	4,800	—	—	—	4,800
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	90	—	—	—	—	—	—	—	—	—	—	—	2,250	—	—	—	2,250
Common stock issued in At the Market offering, net of issuance and offering costs of $47	—	—	—	—	—	—	—	—	—	—	—	—	9,590	—	—	—	1,494	—	—	—	1,494
Common stock issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	—	—	7,037	—	—	—	518	—	—	—	518
Common stock issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	4,477	—	—	—	865	—	—	—	865
Common stock issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	3,357	—	—	—	1,100	—	—	—	1,100
Shares retired	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,981	—	—	—	2,981
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(140)	—	—	—	(140)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	279	—	—	—	279
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(153)	(10,407)	—	(10,560)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(19)	(22)
Balances as of June 30, 2025	—	$—	121	$2,485	260	$—	—	$—	—	$—	—	$—	43,718	$—	—	$—	$373,575	$(1,108)	$(367,353)	$(719)	$6,880

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Series P Perpetual preferred stock		Series Q Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	(deficit)
Balances as of January 1, 2026	—	$—	121	$2,485	144	$—	10	$—	—	$—	—	$—	6,976,544	$1	9	$—	$380,974	$(1,399)	$(399,916)	$(833)	$(18,688)
Adjustment for 1-for-35 reverse stock split, effective April 30, 2026	—	—	—	—	—	—	—	—	—	—	—	—	(6,777,214)	(1)	(9)	—	1	—	—	—	—
Preferred stock issued to Iliad on preferred returns of Series M Preferred Stock	—	—	—	—	9	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock issued to Streeterville on preferred returns of Series M Preferred Stock	—	—	—	—	4	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock issued to investors in exchange for cash, net of issuance costs of $18	—	—	—	—	—	—	—	—	240	—	—	—	—	—	—	—	1,826	—	—	—	1,826
Preferred stock issued to Uptown in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	500	—	—	—	—	—	12,500	—	—	—	12,500
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	408	—	—	—	—	—	10,200	—	—	—	10,200
Common stock issued to investors in exchange for Series N Preferred Stock	—	—	—	—	—	—	(10)	—	—	—	—	—	595	—	—	—	—	—	—	—	—
Common stock issued to investors upon conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	3,985,302	—	—	—	8,510	—	—	—	8,510
Common stock issued to Streeterville in exchange for Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	(31)	—	268,775	—	—	—	8	—	—	—	8
Common stock issued to Uptown in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	28,660	—	—	—	113	—	—	—	113
Common stock issued to Iliad in upon exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	185,343	—	—	—	—	—	—	—	—
Common stock issued to Streeterville upon exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	189,137	—	—	—	—	—	—	—	—
Common stock issued to investors in exchange for restricted stock units (RSUs)	—	—	—	—	—	—	—	—	—	—	—	—	69	—	—	—	—	—	—	—	—
Deemed dividend to Iliad related to exchange of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(479)	—	—	—	(479)
Deemed dividend to Streeterville related to exchange of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,163)	—	—	—	(2,163)
Deemed dividend to Iliad related to exchange of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,910)	—	—	—	(1,910)
Deemed dividend to Streeterville related to exchange of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,511)	—	—	—	(1,511)
Deemed dividend to Streeterville related to exchange of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Deemed contribution to Streeterville related to exchange of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16	—	—	—	16
Warrants issued to Streeterville in exchange for Series L Preferred Stock	—	—	(99)	(2,485)	—	—	—	—	—	—	—	—	—	—	—	—	4,647	—	—	—	2,162
Warrants issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,222	—	—	—	2,222
Warrants issued to Iliad in exchange for Series M Preferred Stock	—	—	—	—	(88)	—	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	1,910
Warrants issued to Streeterville in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,590	—	—	—	1,590
Warrants issued to Streeterville in exchange for Series M Preferred Stock	—	—	—	—	(69)	—	—	—	—	—	—	—	—	—	—	—	1,511	—	—	—	1,511
Warrants issued to Iliad in exchange for Series L Preferred Stock	—	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—	—	479	—	—	—	479
Warrants issued to investors in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	179	—	—	—	179
Warrants issued to investors in exchange for cash, net of issuance costs of $2	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154	—	—	—	154
Stock dividend issued as Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,470)	—	—	—	(9,470)
Stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	326	—	—	—	326
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(246)	(3,833)	—	(4,079)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49)	—	(408)	(457)
Balances as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	240	$—	877	$—	4,857,211	$—	—	$—	$411,605	$(1,694)	$(403,749)	$(1,241)	$4,921

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Redeemable preferred stock		Series L Perpetual preferred stock		Series M Perpetual preferred stock		Series N Perpetual preferred stock		Series P Perpetual preferred stock		Series Q Perpetual preferred stock		Common Stock - voting		Common Stock - non-voting		Additional paid-in	Noncontrolling	Accumulated	Accumulated other comprehensive	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	loss	(deficit)
Balances as of January 1, 2025	99	$2,485	—	$—	—	$—	—	$—	—	$—	—	$—	528,440	$—	9	$—	$354,234	$(791)	$(346,482)	$(467)	$6,494
Adjustment for 1-for-35 reverse stock split, effective April 30, 2026	—	—	—	—	—	—	—	—	—	—	—	—	(513,341)	—	(9)	—	—	—	—	—	—
Preferred stock issued to Streeterville in exchange for another preferred stock	(99)	(2,485)	99	2,485	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,485
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	—	—	22	—	170	—	—	—	—	—	—	—	—	—	—	—	4,800	—	—	—	4,800
Preferred stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	90	—	—	—	—	—	—	—	—	—	—	—	2,250	—	—	—	2,250
Common stock issued in At the Market offering, net of issuance and offering costs of $47	—	—	—	—	—	—	—	—	—	—	—	—	11,875	—	—	—	3,250	—	—	—	3,250
Common stock issued to placement agent in exchange of cash net of issuance and offering costs of $97	—	—	—	—	—	—	—	—	—	—	—	—	7,037	—	—	—	518	—	—	—	518
Common stock issued to note holders in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	4,477	—	—	—	865	—	—	—	865
Common stock issued to Iliad in exchange for notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	3,357	—	—	—	1,100	—	—	—	1,100
Common stock issued to Streeterville in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	1,474	—	—	—	315	—	—	—	315
Common stock issued to Uptown in exchange of notes payable and accrued interest	—	—	—	—	—	—	—	—	—	—	—	—	400	—	—	—	1,210	—	—	—	1,210
Shares retired	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,776	—	—	—	4,776
Issuance costs attributable to warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(323)	—	—	—	(323)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	580	—	—	—	580
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(285)	(20,871)	—	(21,156)
Translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(252)	(284)
Balances as of June 30, 2025	—	$—	121	$2,485	260	$—	—	$—	—	$—	—	$—	43,718	$—	—	$—	$373,575	$(1,108)	$(367,353)	$(719)	$6,880

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net comprehensive loss	$(4,536)	$(21,441)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Loss on extinguishment of debt	4,132	1,822
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	2,255	2,411
Depreciation and amortization expenses	946	957
Amortization of debt discount	432	—
Stock-based compensation, vested and released restricted stock units, and exercised stock options	326	580
Amortization of operating lease - right-of-use asset	116	145
Share in joint venture's loss	36	75
Changes in assets and liabilities
Accounts receivable	1,513	354
Other receivable	(13)	(13)
Inventory	1,283	(374)
Prepaid expenses and other current assets	91	(775)
Other assets	26	106
Accounts payable	(3,893)	1,285
Accrued liabilities	979	1,581
Deferred revenue	(84)	(85)
Operating lease liability	(117)	(137)
Total cash provided by (used in) operating activities	3,492	(13,509)
Cash flows from financing activities
Payment of 2025 Note Payable	(4,000)	—
Payment of Convertible Notes	(2,435)	(20)
Proceeds from issuance of preferred stock	1,826	—
Payment of insurance financing	(298)	—
Proceeds from issuance of pre-funded warrants	154	—
Proceeds from Convertible Notes	—	3,445
Proceeds from issuance of shares in At the Market offering, net of issuance and offering costs of $0 and $47 in 2026 and 2025, respectively	—	3,250
Proceeds from issuance of shares to third party investors		1,309
Repayment of insurance financing	—	(313)
Payment of Tempesta Note	—	(50)
Total cash provided by (used in) financing activities	(4,753)	7,621
Effects of foreign exchange rate changes on assets and liabilities	19	93
Net decrease in cash and restricted cash	(1,242)	(5,795)
Cash and restricted cash at beginning of the period	7,832	8,002
Cash and restricted cash at end of the period	$6,590	$2,207

See accompanying notes to these unaudited condensed consolidated financial statements.

JAGUAR HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Supplemental schedule of cash flow information
Cash paid for interest	$6	$9
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash financing and investing activities
Stock dividends issued as Series O Preferred Stock	$9,470	$—
Common stock issued to investors upon conversion of Series O Preferred Stock	$8,510	$—
Warrants issued to Streeterville in exchange for Series L Preferred Stock	$4,647	$—
Preferred stock issued to Streeterville in exchange for notes payable and accrued interest	$3,700	$2,250
Deemed dividend to Streeterville related to exchange of Series L Preferred Stock	$2,163	$—
Warrants issued to Iliad in exchange for Series M Preferred Stock	$1,910	$—
Deemed dividend to Iliad related to exchange of Series M Preferred Stock	$1,910	$—
Warrants issued to Streeterville in exchange for Series M Preferred Stock	$1,511	$—
Deemed dividend to Streeterville related to exchange of Series M Preferred Stock	$1,511	$—
First Insurance Financing	$504	$681
Warrants issued to Iliad in exchange for Series L Preferred Stock	$479	$—
Deemed dividend to Iliad related to exchange of Series L Preferred Stock	$479	$—
Common stock issued to Uptown in exchange for notes payable and accrued interest	$113	$1,210
Recognition of operating lease - right-of-use asset and operating lease liability	$109	$341
Deemed dividend to Streeterville related to exchange of Series Q Preferred Stock	$24	$—
Deemed contribution to Streeterville related to exchange of Series Q Preferred Stock	$16	$—
Common stock issued to Streeterville in exchange for Series Q Preferred Stock	$8	$—
Adjustment for 1-for-35 reverse stock split, effective April 30, 2026	$1	$—
Common stock issued to Streeterville upon exercise of pre-funded warrants	$—	$—
Common stock issued to Iliad upon exercise of pre-funded warrants	$—	$—
Common stock issued to investors in exchange for Series N Preferred Stock	$—	$—
Common stock issued to investors in exchange for restricted stock units (RSUs)	$—	$—
Preferred stock issued to Iliad in exchange of notes payable and accrued interest	$—	$4,800
Preferred stock issued in exchange of another class of preferred stock	$—	$2,485
Common stock issued to Iliad in exchange for notes payable and accrued interest	$—	$1,100
Common stock issued to notes holder in exchange of convertible notes payable and accrued interest	$—	$866
Common stock issued to Streeterville in exchange for notes payable and accrued interest	$—	$315
Common stock issued to Iliad in exchange for Series M Preferred Stock	$—	$—
Deemed dividend to investors related to exchange of Series N Preferred Stock	$—	$—

Cash and restricted cash
Cash	$3,788	$2,207
Restricted cash	$2,802	$—
Total cash and restricted cash	$6,590	$2,207

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

Liquidity and Going Concern

The Company, since its inception, has incurred recurring operating losses and negative cash flows from operations and has an accumulated deficit of $403.7 million as of June 30, 2026. The Company expects to continue incurring losses and negative cash flows in future periods. Further, the Company’s future operations, which include the satisfaction of current obligations, are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as securing additional financing and generating positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern over the next 12 months after the date these financial statements are issued.

Although the Company plans to finance its operations and cash flow needs through equity and/or debt financing, collaboration arrangements with other entities, license royalty agreements, as well as revenue from future product sales, the Company does not have cash balances sufficient to fund its operating plan through one year from the issuance of these consolidated financial statements.

On January 12, 2026, the Company entered into a license and supply agreement with a third party (as amended on June 22, 2026) providing for $16.0 million in upfront revenue. Additionally, on February 22, 2026, the Company received a $3.0 million fee to extinguish a repurchase option related to the agreement, bringing the total revenue from this arrangement to $19.0 million. The agreement also provides for the sale of existing inventory for two of the Company's products, temporary custodial services for inventory, and ongoing royalties. Management believes this infusion of capital improves the Company’s liquidity position, but the Company still needs additional funding. There can be no assurance that additional funding will be available to the Company on acceptable terms or on a timely basis, if at all, or that the Company will generate sufficient cash from operations to adequately fund operating needs.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on a basis consistent with the annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

There has been no material change to the Company's significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to Condensed Consolidated Financial Statements” in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on April 7, 2026.

Except as noted above, the condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, changes in stockholders' equity (deficit) for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year.

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

As of June 30, 2026, the carrying amount of JAGX Holdings' assets included in the Company’s consolidated financial statements was restricted cash of $2.8 million. The Secured Promissory Note, which is a full‑recourse obligation of Jaguar and is collateralized by the restricted cash held by JAGX Holdings, is presented within Notes Payable in the consolidated balance sheet, with approximately $5.2 million classified as current and the remainder classified as non‑current. A derivative liability related to an embedded feature in the Secured Promissory Note is also recognized within the Company’s consolidated balance sheet.

Risks and Recourse

The Note is a full‑recourse obligation of Jaguar. Streeterville’s rights as a creditor extend beyond the assets held by JAGX Holdings to the general credit of Jaguar. During the period ended June 30, 2026, Jaguar provided no financial or other support to JAGX Holdings beyond what was contractually required under the Note Purchase Agreement dated November 12, 2025.

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

Noncontrolling interest

The Company consolidates the results of Napo Therapeutics, which was owned 89% by the Company and 11% by private investors as of June 30, 2026 and December 31, 2025. The potential voting rights with a certainty of being exercised in its shares are included in the ownership percentage.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are the valuation of stock options, restricted stock units (“RSUs”), freestanding and hybrid instruments designated at fair value option (“FVO”), warrant liabilities, acquired in-process research and development (“IPR&D”), and useful lives assigned to long-lived assets; impairment assessment of non-financial assets; valuation adjustments for excess and obsolete inventory; allowance for doubtful accounts; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies; and recognition of revenue, including estimates for product returns. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Cash and Restricted Cash

The Company’s cash on deposit may exceed United States federally insured limits at certain times during the year. The Company maintains cash accounts with certain major financial institutions in the United States. Restricted cash represents cash not available to us for immediate and general use. Amounts included in restricted cash primarily relate to funds subject to legal or contractual withdrawal restrictions. The Company does not have cash equivalents as of June 30, 2026 and December 31, 2025.

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

The past due status of accounts receivable is determined based on the contractual due dates for payments. Receivable is deemed past due when payment has not been received 30 days after the contractual due date. The credit loss allowance was immaterial as of June 30, 2026 and December 31, 2025. The corresponding expense for the credit loss allowance is reflected in general and administrative expenses.

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

For the six months ended June 30, 2026, approximately 88% of the Company’s revenue was derived from license revenue with Woodward Specialty LLC (“Woodward”). For the three months ended June 30, 2026, substantially all of the Company’s revenue was derived from the sale of Mytesi. For the three and six months ended June 30, 2025, substantially all of the Company’s revenue was derived from the sale of Mytesi.

Revenue earned from each major customer as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer 1	95%	0%	98%	0%
Customer 2	0%	58%	1%	59%
Customer 3	0%	30%	0%	26%

The Company is subject to credit risk from its accounts receivable related to its sales. Accounts receivable balance of the significant customers as a percentage of total accounts receivable is as follows:

	June 30,	December 31,
	2026	2025
Customer 1	100%	0%
Customer 2	0%	46%
Customer 3	0%	39%

The Company is subject to concentration risk from its accounts payable related to its cost of product revenue. Accounts payable balance of the significant suppliers as a percentage of total accounts payable is as follows:

	June 30,	December 31,
	2026	2025
Supplier 1	17%	17%
Supplier 2	16%	14%
Supplier 3	15%	8%

The cost of product revenue balance of the significant suppliers as a percentage of total cost of product revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Supplier 1	68%	0%	69%	0%
Supplier 2	14%	0%	13%	0%
Supplier 3	0%	11%	0%	11%
Supplier 4	0%	19%	0%	19%
Supplier 5	0%	0%	0%	25%

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

Fair Value

The Company’s financial instruments include accounts receivable, net, other receivable, accounts payable, accrued liabilities, operating lease liability, derivative liability, and debt. The recorded carrying amount of accounts receivable, other receivable, accounts payable, and accrued liabilities reflect their fair value due to their short-term nature. Other financial liabilities are initially recorded at fair value, and subsequently measured at fair value or amortized cost using the effective interest method. See Note 3 for the fair value measurements.

Fair Value Option

ASC 825-10, Financial Instruments (“ASC 825-10”), provides an FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method. In accordance with the options presented in ASC 825-10, the Company elected to present the aggregate of fair value and non-fair-value amounts in the same line item in the condensed consolidated balance sheets and parenthetically disclose the amount measured at fair value in the aggregate amount. The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of June 30, 2026 and December 31, 2025.

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

Equity Line of Credit

The Company evaluates equity-linked financing arrangements, such as an equity line of credit ("ELOC"), to determine if they meet the definition of a derivative under ASC 815, Derivatives and Hedging ("ASC 815") or represent liability-classified obligations under ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). When an ELOC arrangement is determined to be a freestanding derivative instrument, it is initially measured at fair value and subsequently remeasured at fair value at each reporting date with changes recognized in earnings. The obligation to issue commitment shares as consideration for the ELOC is classified as a liability under ASC 480. This liability is initially measured at fair value and subsequently remeasured at fair value at each reporting date through earnings until settled upon share issuance. Upon settlement and share issuance, the liability is reclassified to stockholders' equity (deficit).

Deferred Offering Costs

Specific incremental costs directly attributable to the ELOC offering, including the initial fair value of the commitment shares and out-of-pocket transaction expenses, are capitalized as deferred offering costs within prepaid expenses and other current assets under ASC 340-10-S99-1 (SEC SAB Topic 5.A). As drawdowns occur under the ELOC, these deferred offering costs are systematically charged against the gross proceeds, acting as a pro rata offset to additional paid-in capital. In the event the ELOC facility expires, is terminated, or if management determines that future drawdowns are improbable, any remaining unamortized deferred offering costs are immediately recognized as an expense in the consolidated statement of operations.

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

Expenditures for repairs and maintenance of assets are charged to expenses as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in the condensed consolidated statement of operations.

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

None of the Company’s long-lived assets were deemed impaired as of June 30, 2026 and December 31, 2025.

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

Renewal or Extension Costs of Intangible Assets

Costs incurred to renew or extend the term of recognized finite-lived and indefinite-lived intangible assets (including patents, trademarks, developed technology, and license agreements) are evaluated at the time of renewal or extension to determine appropriate accounting treatment. Incremental direct costs incurred to renew or extend the legal or contractual life of a recognized intangible asset are capitalized to the extent they provide future economic benefits and are amortized on a straight-line basis over the remaining useful life of the asset or the renewed contractual period, whichever is shorter. Costs that do not extend the estimated useful life or enhance the future economic functionality of the underlying asset are expensed as incurred within operating expenses.

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

Liability-Classified Preferred Stock

The Company evaluates its financial instruments to determine the appropriate classification as liabilities or equity under ASC 480. Financial instruments issued in the form of shares that embody an unconditional obligation to transfer a variable number of equity shares are classified as liabilities if the monetary value of the obligation is predominantly fixed, varying with something other than the fair value of the issuer’s equity shares, or varying inversely with the fair value of those shares.

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

Contracts - Distribution Agreement

The Company's Mytesi products are primarily sold to specialty pharmacies based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement entered into by the Company and Cardinal Health, Inc. ("Cardinal Health") as of January 16, 2019. The Company's Canalevia-CA1 and Neonorm products are primarily sold to distributors, who then sell the products to end customers. Since 2021, the Company has entered into one distribution agreement with established distributors to distribute the Company’s animal health products in the United States. The distribution agreement and the related purchase orders together meet the contract existence criteria under ASC 606. The Company sells directly to its customers without the use of an agent.

Performance obligations

For animal health products sold by the Company, the single performance obligation identified above is the Company’s promise to transfer the Company’s animal health products to distributors based on specified payment and shipping terms in the arrangement. Product warranties are assurance-type warranties that do not represent a performance obligation. For the Company’s human health product, Mytesi, the single performance obligation identified above is the Company’s promise to transfer Mytesi to specialty pharmacies based on specified payment and shipping terms as outlined in the Exclusive Distribution Agreement entered into by the Company and Cardinal Health.

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

Disaggregation of Product Revenue

Human

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to all authorized distributors. The total net revenues from the sale of Mytesi were $1.2 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. Net revenues from the sale of Mytesi were $2.1 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

Animal

The Company recognized Canalevia-CA1 products revenues of $0 and $60,000 for the three months ended June 30, 2026 and 2025, respectively, and Neonorm revenues of $7,000 and $14,000 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized Canalevia-CA1 products revenues of $270,000 and $77,000 for the six months ended June 30, 2026 and 2025, respectively, and Neonorm revenues of $14,000 and $30,000 for the six months ended June 30, 2026 and 2025, respectively. Revenues are recognized at a point in time upon shipment, when title and control are transferred to the buyer. Sales of Canalevia-CA1, Neonorm Calf and Foal to distributors are made under agreements that may provide distributor price adjustments and rights of return under certain circumstances.

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

The Company has entered into agreements with a total of five different specialty pharmacy chains that are authorized to provide Mytesi to patients. Effective January 12, 2026, the Company engaged in a license and supply agreement with Woodward, an affiliate of Future Pak, LLC (“Future Pak”), and Future Pak, pursuant to which, Napo granted to Future Pak an exclusive, nontransferable, sublicensable, royalty-free right and license under the Napo Mytesi Patents to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia CA-1 Product. Following the license and supply agreement, the Company no longer directly sells or recognizes revenue from Mytesi sales through these specialty pharmacy chains, as such sales are made by Future Pak pursuant to the exclusive rights granted under the agreement.

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

Product Revenue

Sales of Mytesi are recognized as revenue at a point in time when the products are delivered to the specialty pharmacies. Net revenues from the sale of Mytesi to the specialty pharmacies were $0 and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. Net revenues from the sale of Mytesi to the specialty pharmacies were $24,000 and $4.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

Product Revenue

For the three and six months ended June 30, 2026, the Company recognized a revenue of $6,000 and $15,000, respectively. For the three and six months ended June 30, 2025, the Company recognized a revenue of $27,000 and $52,000, respectively. For the three and six months ended June 30, 2026, the total royalty expense associated with this contract amounted to $142,000 and $284,000, respectively. For the three and six months ended June 30, 2025, the total royalty expense associated with this contract amounted to $39,000 and $78,000, respectively. The royalty expense are recorded as "Cost of product revenue" in the consolidated statements of operations.

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

License Revenue

For the three months ended June 30, 2026 and 2025, license fees recognized from the contract with GEN amounted to $43,000 and $43,000, respectively. For the six months ended June 30, 2026 and 2025, license fees recognized from the contract with GEN amounted to $86,000 and $86,000, respectively. As of June 30, 2026 and December 31, 2025, the total deferred revenue associated with this contract amounted to $468,000 and $552,000, respectively.

Contracts – License and Supply Agreement

Effective January 12, 2026 (the "Effective Date"), the Company engaged in a license and supply agreement with Woodward and Future Pak, pursuant to which, Napo granted to Woodward an exclusive, nontransferable, sublicensable, royalty-free right and license under the Napo Mytesi Patents to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia CA-1 Product. On June 22, 2026, the Company and Napo entered into a first amendment to the agreement with Woodward, effective as of January 12, 2026, clarifying the transfer of title and risk of loss, and establishing temporary Custodial Services for existing inventory. The agreement and binding term sheet, as amended, collectively qualify as a valid contract under ASC 606.

Performance obligations

The Company identified distinct performance obligations, namely (1) the grant of the exclusive intellectual property (“IP”) license, (2) manufacturing and supply of the Mytesi Product and the Canalevia Product (the “Products”), (3) the transfer of existing inventory of the Products on the Effective Date (the "Effective Date Inventory") and existing inventories of Mytesi and Canalevia during April 2026 (the "April Inventory"), and (4) the provision of temporary Custodial Services to manage the inventory on Woodward's behalf at designated third-party logistics hubs while Woodward actively established its commercial distribution infrastructure. The manufacturing process for these products is not proprietary to Napo’s internal operations and is currently performed by third-party contract manufacturing organizations, allowing Woodward to benefit from the license using readily available resources. Consequently, the grant of the exclusive IP license, the manufacturing and supply of the Products, the transfer of Effective Date and April Inventory, and the Custodial Services are distinct and accounted for as separate performance obligations.

Significant judgments

The Company exercised significant judgment in determining that the Mytesi patents constitute functional intellectual property rather than symbolic intellectual property. This determination was based on the fact that the Mytesi patents possess significant standalone functionality, and the Company’s ongoing activities do not significantly change that functionality or the utility of the intellectual property to Woodward. Consequently, the license provides a right to use the intellectual property as it exists at a point in time. The Company also exercised significant judgment in applying bill-and-hold accounting for the Effective Date and April Inventory. The Company determined that control transferred to Woodward on January 12, 2026, and April 14, 2026, respectively, despite retaining physical possession to provide temporary custodial services, because all criteria under ASC 606-10-55-83 were met: (1) the bill-and-hold arrangement was substantive, as Woodward requested it to allow time to establish its commercial distribution infrastructure; (2) the inventory was separately identified by specific lot numbers and quantities as held on behalf of Woodward while temporarily administered under the Company's third-party logistics account profile until its formal transfer to Woodward's account on May 18, 2026; (3) the inventory was complete and physically ready for shipment; and (4) the Company did not have the ability to use the product or direct it to another customer.

Pursuant to the license and supply agreement, the Company granted Woodward a temporary license to commercialize product under the Company’s National Drug Code and labeler code while Woodward establishes its commercial distribution infrastructure. Statutory Medicaid rebates, wholesale chargebacks, and related fees processed under the Company’s labeler code for sales occurring after the Effective Date represent pass-through costs fully reimbursable and indemnified by Woodward under the agreements. Accordingly, these obligations are recorded as pass-through liabilities with a corresponding receivable due from Woodward, resulting in no net impact on the Company’s consolidated statements of operations.

Transaction price

For the exclusive IP license, the fixed consideration is the upfront payment for the grant of the exclusive IP license. The variable considerations, in the form of contingent payments, are based on the amount of consideration indicated in the contract upon satisfaction of conditions and sales milestones. For the manufacturing and supply of the products and transfer of Effective Date Inventory, the variable consideration is determined using the expected value of a wide range of possible amounts. For the Custodial Services, the consideration consists of the reimbursement of costs, fees, and expenses incurred by the Company.

As of June 30, 2026, the Company performed a specific probability assessment of these milestones. Due to the inherent uncertainty of pharmaceutical commercialization and the dependence on third-party performance, the Company determined that these milestones are fully constrained. Therefore, they are excluded from the transaction price as it is not yet highly probable that a significant reversal of cumulative revenue will not occur.

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

Revenue for the Effective Date Inventory and April Inventory were recognized at a point in time as they satisfied the criteria for bill-and-hold revenue recognition. Revenue for future supply services and inventory is recognized at a point in time upon physical receipt by Woodward or its designated consignee. The Custodial Services for Mytesi concluded on May 15, 2026, when Woodward fully transitioned to its own direct distribution network. Accordingly, the Company recognized the reimbursement consideration attributable to these completed services as Custodial Service revenue.

License Revenue

For the three and six months ended June 30, 2026, license fees recognized from the contract with Woodward amounted to $0 and $19.0 million, respectively. As of June 30, 2026, the total financial liability associated with this contract amounted to $0.

Collaboration Revenue

Revenue recognition for collaboration agreements requires significant judgment. The Company’s assessments and estimates are based on contractual terms, historical experience, and general industry practice. Revisions in these values or estimations increase or decrease collaboration revenue in the period of revision.

On September 24, 2018, the Company entered into a Distribution, License, and Supply Agreement (“License Agreement”) with Knight Therapeutics (“Knight”). The License Agreement has a term of 15 years (with automatic renewals) and provides Knight with an exclusive right to commercialize current and future Jaguar human health products (including crofelemer, NP-300, and any product containing a proanthocyanidin or with an anti-secretory mechanism) in Canada and Israel. Knight forfeited its right of first negotiation for expansion to Latin America. Under the License Agreement, Knight is responsible for applying for and obtaining necessary regulatory approvals in the territory of Canada and Israel, as well as marketing, sales, and distribution of the licensed products. Knight will pay a transfer price for all licensed products, and upon achievement of certain regulatory and sales milestones, the Company may receive payments from Knight in an aggregate amount of up to approximately $18.0 million, payable throughout the initial 15-year term of the agreement. The Company did not have any license revenues for the three and six months ended June 30, 2026 and 2025.

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

For the six months ended June 30, 2026 and 2025, the Company has entered into amendments to the terms of its royalty interests and purchase agreements. The cumulative impact of these amendments resulted in certain extinguishments and modifications (See Note 7).

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

The Company did not modify any equity-classified warrants for the three and six months ended June 30, 2026 and 2025.

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

The Company did not modify any equity-classified preferred stock for the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the amount of other comprehensive income from translation adjustments were $1,000 and $22,000, respectively. For the six months ended June 30, 2026 and 2025, the amount of other comprehensive income from translation adjustments were $457,000 and $284,000, respectively.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potential dilutive securities. The Company uses the treasury stock method to calculate diluted net loss per share. For years in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because their impact would be anti-dilutive to the calculation of net loss per share. For the three and six months ended June 30, 2026 and 2025, the Company reports a combined basic net loss and diluted loss per share of common stock. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2026 and 2025.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. The liabilities categorized as Level 3 within the hierarchy below represent notes payable, derivative instruments and liability-classified instruments for which the Company has elected the fair value option.

	June 30, 2026
		(unaudited)
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$—	$—
Total fair value of assets	$—	$—	$—	$—

Liabilities
Streeterville Note	$—	$—	$7,726	$7,726
Series O convertible preferred stock	—	—	1,653	1,653
Commitment share liability	—	—	800	800
Streeterville 2	—	—	356	356
Derivative liability	—	—	196	196
Convertible Notes	—	—	169	169
Uptown	—	—	93	93
Iliad	—	—	—	—
Total fair value of liabilities	$—	$—	$10,993	$10,993

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivative asset	$—	$—	$322	$322
Total fair value of assets	$—	$—	$322	$322

Liabilities
Streeterville Note	$—	$—	$8,222	$8,222
Streeterville 2	—	—	8,580	8,580
Derivative liability	—	—	—	—
Convertible Notes	—	—	2,540	2,540
Uptown	—	—	11,387	11,387
Iliad	—	—	1,172	1,172
Total fair value of liabilities	$—	$—	$31,901	$31,901

The change in the estimated fair value of Level 3 asset is summarized below:

Six Months Ended
June 30, 2026
(unaudited)
(in thousands)	Derivative asset (liability)
Beginning fair value of Level 3 asset	$322
Additions	—
Changes in fair value	(518)
Ending fair value of Level 3 asset (liability)	$(196)

Year Ended
December 31, 2025
(in thousands)	Derivative asset
Beginning fair value of Level 3 liability	$—
Additions	322
Changes in fair value	—
Ending fair value of Level 3 asset	$322

The change in the estimated fair value of Level 3 liabilities is summarized below:

	Six Months Ended
	June 30, 2026
	(unaudited)
(in thousands)	Streeterville Note	Streeterville 2	Series O Convertible Preferred Stock	Commitment share liability	Convertible Notes	Uptown	Iliad
Beginning fair value of Level 3 liability	$8,222	$8,580	$—	$—	$2,540	$11,387	$1,172
Additions	—	18,223	9,470	800	—	9,981	—
Exchanges	—	(3,700)	—	—	—	(113)	—
Converted	—	—	(8,510)	—	—	—	—
Extinguishments	—	(22,956)	—	—	—	(21,322)	(1,172)
Settlements	—	—	—	—	(2,435)	—	—
Changes in fair value	(496)	209	693	—	64	160	—
Ending fair value of Level 3 liability	$7,726	$356	$1,653	$800	$169	$93	$—

	Year Ended
	December 31, 2025
(in thousands)	Streeterville Note	Streeterville 2	Series O Convertible Preferred Stock	Commitment share liability	Convertible Notes	Uptown	Iliad
Beginning fair value of Level 3 liability	$11,853	$8,673	$—	$—	$—	$9,615	$5,215
Additions	—	—	—	—	1,833	—	—
Exchanges	—	(3,234)	—	—	(227)	(1,210)	(5,900)
Converted	—	—	—	—	(926)	—	—
Extinguishments	—	—	—	—	—	—	(7)
Settlements	—	—	—	—	(50)	—	—
Changes in fair value	(3,631)	3,141	—	—	1,910	2,982	1,864
Ending fair value of Level 3 liability	$8,222	$8,580	$—	$—	$2,540	$11,387	$1,172

The fair value of the Streeterville Note recognized as a Level 3 liability at the date of issuance and as of June 30, 2026, amounted to $7.8 million and $7.7 million, respectively. The fair value of the remaining notes payable at FVO at the extinguishment date and as of June 30, 2026, amounted to $21.1 million and $618,000. The fair values were based on the weighted average discounted expected future cash flows representing the terms of the notes, discounting them to their present value equivalents. The notes were classified as Level 3 fair values in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	June 30, 2026	December 31, 2025	to fair value
Risk adjusted discount rate	9.43% - 29.52% (29.52%)	8.85% - 28.67% (28.67%)

If discount rate is adjusted to a total of an additional 100 basis points (bps), fair value would have decreased by $262,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $262,000.

Sales proceeds: Amount of comparable TDPRV	$67.5 million to $350.0 million ($100 million)	$67.5 million to $350.0 million ($110 million)

If expected cash flows by Management considered the highest amount of market indications for vouchers, FV would have decreased by $509,000.

If expected cash flows by Management considered the lowest amount of market indications for vouchers, FV would have increased by $2.89 million.

Range of probability for timing of cash flows:
Variations of the terms and conditions of the timing of cash flows, including settlement of the note principal, interest, penalties, and acceleration clause

	0.00%-85.00%	0.00%-50.00%

If expected cash flows by Management considered the Scenario with the least amount of indicated value, FV would have decreased by $254,000.

If expected cash flows by Management considered the Scenario with the most significant amount of indicated value, FV would have increased by $1.77 million.

The fair value of the Convertible Notes recognized as a Level 3 liability at the date of issuance and as of June 30, 2026, amounted to $169,000. The fair value was determined based on the discounted expected future cash flows representing the terms of the notes, including their short-term maturity and conversion features, and was discounted to present value equivalents. The notes were classified as Level 3 within the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	June 30, 2026	December 31, 2025	to fair value
Risk adjusted discount rate	8.9% - 23.51% (23.51%)	8.9% - 23.51% (23.51%)

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the remaining instruments that are not classified as hybrid instruments:

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	June 30, 2026	December 31, 2025	to fair value
Risk adjusted discount rate	9.5% - 32.30% (32.30%)	8.9% - 26.00% (26.00%)

If discount rate is adjusted to a total of an additional 100 bps, fair value would have decreased by $2.54 million.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have increased by $2.88 million.

The fair value of the derivative instrument recognized as a Level 3 asset at the date of issuance and as of June 30, 2026, amounted to $322,000 derivative asset and $196,000 derivative liability, respectively. The fair value was determined using a Black-Derman-Toy ("BDT") binomial lattice model in conjunction with a discounted cash flow methodology. The valuation incorporates a discount rate derived from the risk-free rate, based on the US Treasury Daily Treasury Par Yield Curve, plus a weighted option-adjusted spread ("OAS"). The weighted OAS reflects a blended credit profile of the Company and the financial institution holding the related collateral.

The following table summarizes the quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement for the derivative instrument:

Range of inputs
	(probability-weighted average)		Relationship of unobservable inputs
Unobservable inputs	June 30, 2026	December 31, 2025	to fair value
Option-adjusted spread	9.4% - 25.10% (25.10%)	5.40% - 7.40% (6.40%)

If discount rate is adjusted to a total of an additional 100 bps, fair value would have increased by $105,000.

If discount rate is adjusted to a total deduction of 100 bps, fair value would have decreased by $101,000.

The fair value of the Series O convertible preferred stock recognized as a Level 3 asset at the date of issuance and as of June 30, 2026, amounted to $9.5 million and $1.7 million, respectively. The fair value was estimated using a discounted cash flow technique consisting of a 30.00% risk-adjusted discount rate, which reflects the Company's credit risk profile and expected settlement mechanics. Sensitivities to changes in the unobservable input indicate that an increase in the discount rate would result in a significantly lower fair value liability, whereas a decrease would result in a significantly higher fair value liability.

The fair value of the commitment share liability recognized as a Level 3 asset at the date of issuance and as of June 30, 2026, amounted to $800,000. The fair value reflects the fixed contractual settlement amount given the proximity to the reporting date and the imminent conversion into common stock.

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

The valuations of these instruments were predominantly driven by the discount rate and the derivative features embedded within the instruments. The Company determined and performed the valuations of the freestanding and hybrid instruments with the assistance of an independent valuation service provider. The valuation methodology utilized is consistent with the income approach for estimating the fair value of the interest-bearing portion of the instruments and the related derivatives. Cash flows of the financial instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument. Interests on the interest-bearing portion of the instruments held to maturity and mark-to-market adjustments are aggregated in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company did not note any fair value movement on FVO liabilities attributable to any instrument-specific credit risk, which should be recorded in other comprehensive income (loss).

The following tables summarize the fair value and outstanding balance for items the Company accounts for under FVO:

	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
(in thousands)	(unaudited)
At June 30, 2026
Streeterville Note	$7,726	$6,570	$—	$1,156
Streeterville 2	356	364	—	(8)
Convertible Notes	169	152	17	—
Uptown	93	96	1	(4)
Iliad	$—	$—	$—	$—

(in thousands)	Fair value	Unpaid Principal Balance	Accrued Interest	Fair Value Over (Under) Outstanding Balance
At December 31, 2025
Streeterville Note	$8,222	$6,000	$1,036	$1,186
Streeterville 2	8,580	6,953	2,649	(1,022)
Convertible Notes	2,540	2,572	41	(73)
Uptown	11,387	13,563	5,988	(8,164)
Iliad	$1,172	$—	$1,183	$(11)

4. Related Party Transactions

Board of Directors (“BOD”) Cash Compensation

The Company makes BOD cash compensation quarterly based on the Director Compensation Program. For the three months ended June 30, 2026 and 2025, the Company paid its directors approximately $108,000 and $109,000 in cash compensation, respectively. For the six months ended June 30, 2026 and 2025, the Company paid its directors approximately $217,000 and $213,000 in cash compensation, respectively.

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

The table below provides additional details of the office space and vehicle leases presented in the condensed consolidated balance sheet as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Operating lease - right-of-use asset - office space	$995	$954
Operating lease - right-of-use asset - vehicles	16	46
Total	$1,011	$1,000

Operating lease liability, current	$219	$192
Operating lease liability, net of the current portion	873	892
Total	$1,092	$1,084

Weighted-average remaining life (years)	3.78	4.48
Weighted-average discount rate	23.71%	24.48%

Lease costs included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, were approximately $157,000 and $246,000, respectively. Lease costs included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, were approximately $131,000 and $263,000, respectively.

For the six months ended June 30, 2026 and 2025, respectively, cash paid for operating lease liabilities recognized under operating cash flows amounted to approximately $117,000 and $137,000, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2026 and 2025, including addition to right-of-use assets obtained from new and modified operating liabilities, amount to approximately $109,000 and $341,000, respectively.

The following table summarizes the undiscounted cash payment obligations for operating lease liability as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
2026	230	408
2027	440	375
2028	379	379
2029	391	391
2030	266	266
Total undiscounted operating lease payments	1,706	1,819
Imputed interest expenses	(614)	(735)
Total operating lease liability	1,092	1,084
Operating lease liability, current	(219)	(192)
Operating lease liability, net of current portion	$873	$892

Purchase Commitment

On September 3, 2020, the Company entered into a manufacturing and supply agreement with Alivus Life Sciences Limited (f/k/a Glenmark Life Sciences Limited) (“Alivus”), pursuant to which Alivus will continue to serve as the Company’s manufacturer of crofelemer for use in Mytesi, the Company’s human prescription drug product approved by the FDA, and for other crofelemer-based products manufactured by the Company or its affiliates for human or animal use. The term of the agreement is approximately 2.5 years (i.e., until March 31, 2023) and may be extended for successive two-year renewal terms upon mutual agreement between the parties thereto. The agreement was renewed on July 12, 2023, and was further renewed until March 31, 2026. The agreement contains provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, confidentiality and indemnification, and other customary provisions. The agreement includes a commitment to purchase from Alivus a minimum quantity of 500 kilograms of crofelemer per year, pro-rated for partial years, where the Company may be obligated to pay any shortfall. Either party may terminate the agreement for any reason with 12 months prior written notice to the other party. In addition, either party may terminate the agreement upon written notice as a result of a material breach of the agreement that remains uncured for a period of 90 days. If the Company terminates the agreement due to a material breach caused by Alivus, the Company will not be obligated to pay for any minimum quantity shortfall. As of June 30, 2026, the Company has no remaining purchase commitments or other material obligations under the agreement.

Asset Transfer and Transition Commitment

On September 25, 2017, the Company entered into the Termination, Asset Transfer, and Transition Agreement with Alivus dated September 22, 2017. As a result of the agreement, the Company now controls commercial rights for Mytesi for all indications, territories, and patient populations globally and also holds commercial rights to the existing regulatory approvals for crofelemer in Brazil, Ecuador, Zimbabwe, and Botswana. In exchange, the Company agrees to pay Alivus 25% of any payment it receives from a third party to whom the Company grants a license or sublicense or with whom the Company partners in respect of or sells or otherwise transfers any of the transferred assets, subject to certain exclusions until Alivus has received a total of $7.0 million. For the six months ended June 30, 2026 and 2025, the Company paid Alivus $0 and $620,000, respectively.

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

The Company accounted for its 40% investment in Magdalena under the equity method. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in Magdalena was $0. The summarized income statement information for the six months ended June 30, 2026, of Magdalena is as follows:

June 30,
2026
(in thousands)	(unaudited)
Revenue	$—
Operating expenses	90
Loss before income tax	90
Income tax expense	—
Net loss	$90
Net loss attributable to the Company	$36

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

The Company determined that the issuance of shares and the license grant should be accounted for as a single arrangement under ASC 606. The fair value of the common stock issued was excluded from the consideration allocated to the revenue unit of account following the separation and initial measurement requirements. The deferred revenue amounting to $850,000 will be recognized as revenue evenly over a period of five years, which represents the approximate term of the license period considering the license patents' expiration dates. For the six months ended June 30, 2026 and 2025, the Company recognized $86,000 and $86,000 related to the license granted. As of June 30, 2026, the remaining deferred revenue balance related to this agreement was $468,000, of which $170,000 is classified as current and $298,000 is classified as non-current deferred revenue.

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

The Company commenced the commercial launch of Gelclair in October 2024. For the three and six months ended June 30, 2026, the Company recognized amortization of $6,000 and $11,000, and royalty expense of $142,000 and $284,000, respectively, based on a percentage of net sales. For the three and six months ended June 30, 2025, the Company recognized amortization of $6,000 and $11,000, and royalty expense of $39,000 and $78,000, respectively, based on a percentage of net sales. As of June 30, 2026 and December 31, 2025, the carrying amount of the Gelclair license was $176,000, and $187,000.

Contingencies

On February 3, 2026, a former employee filed a complaint against the Company with the American Arbitration Association (AAA). While we cannot predict the outcome of this matter with certainty, the claim financial result should not exceed our insurance retention for this matter, $100,000. An adverse ruling could potentially impact our reputation. The Company believes the claim is without merit and intends to defend itself vigorously; accordingly, no accrual for loss contingency has been recorded as of June 30, 2026.

6. Balance Sheet Components

Inventory

Inventory at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Raw materials	$2,066	$2,041
Work in process	6,828	7,236
Accumulated provision for inventory obsolescence	(2,000)	(2,000)
Work in process, net	4,828	5,236
Finished goods	422	1,322
Total inventory, net	$7,316	$8,599

Inventory provisions as a result of excess inventory or obsolescence are recorded as a component of cost of sales in the consolidated statements of operations. For the three and six months ended June 30, 2026, inventory provisions were $0 and $0, respectively. For the three and six months ended June 30, 2025, inventory provisions were $0 and $0, respectively.

Property and Equipment, net

Property and equipment, net at June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Land	$396	$396
Lab equipment	477	477
Software	63	63
Furniture and fixtures	28	62
Computers and peripherals	23	23
Total property and equipment at cost	987	1,021
Accumulated depreciation	(570)	(558)
Property and equipment, net	$417	$463

Depreciation and amortization expenses were $6,000 and $12,000 for the three and six months ended June 30, 2026, respectively.

Depreciation and amortization expenses were $11,000 and $23,000 for the three and six months ended June 30, 2025, respectively.

Intangible Assets, net

Intangible assets consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Developed technology	$25,000	$25,000
Accumulated developed technology amortization	(14,861)	(14,028)
Developed technology, net	10,139	10,972
In-process research and development	4,800	4,800
Accumulated in-process research and development impairment	(800)	(800)
In process research and development, net	4,000	4,000
Trademarks	300	300
Accumulated trademark amortization	(178)	(168)
Trademarks, net	122	132
Internal use software costs - registry	1,237	1,237
Accumulated internal use software costs impairment	(371)	(371)
Accumulated internal use software costs amortization	(723)	(653)
Internal use software costs - registry, net	143	213
Patents	568	569
Accumulated patents amortization	(63)	(54)
Patents, net	505	515
License	217	217
Accumulated license amortization	(40)	(28)
License, net	177	189
Total intangible assets, net	$15,086	$16,021

Amortization expense of finite-lived intangible assets was $467,000 and $934,000 for the three and six months ended June 30, 2026. Amortization expense of finite-lived intangible assets was $467,000 and $934,000 for the three and six months ended June 30, 2025, respectively.

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

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2026:

(in thousands)	Amounts
Remainder of 2026	$1,778
2027	1,095
2028	1,095
2029	1,095
2030	1,095
Thereafter	4,928
$11,086

Accrued Liabilities

Accrued liabilities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Accrued chargebacks and discounts	$1,360	$641
Accrued customer credits	1,094	1,055
Accrued legal costs	596	829
Accrued royalties	403	134
Accrued share of joint venture losses	397	351
Accrued vacation	366	357
Accrued payroll and commission	164	263
Accrued audit and tax services	132	81
Accrued in-transit payable	97	328
Accrued interest	5	5
Accrued local tax	1	12
Accrued payroll tax	1	6
Accrued other	96	104
Total	$4,712	$4,166

Other accrued liabilities as of June 30, 2026 and December 31, 2025 mainly consist of consultancy fees, contract fees and scientific advisory board fees.

7. Debt

Notes payable at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Notes designated at Fair Value Option	$8,344	$31,901
Streeterville - New Note	7,233	10,925
Insurance Financing	371	164
Total	15,948	42,990
Less: Unamortized discount and debt issuance costs	(389)	(467)
Note payable, net of discount	$15,559	$42,523
Notes payable - non-current, net	$1,726	$15,083
Notes payable - current, net	$13,833	$27,440
Weighted average interest rate on short-term borrowings	9.20%	8.33%

The Company paid approximately $6,000 and $9,000 in interest on its debt for the six months ended June 30, 2026 and 2025, respectively.

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

Until the Royalty Repayment Amount has been paid in full, the Company will pay Iliad 10% of the Company’s net sales on included products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and distributors, but specifically excluding licensing fees and milestone payments that are reimbursements of clinical trial expenses. Beginning on the six-month anniversary of the delivery of the October 2020 Purchase Agreement to the Company (the “Purchase Price Date”) and continuing until the 12-month anniversary of the Purchase Price Date, the monthly royalty payment shall be the greater of (a) $250,000, and (b) the actual royalty payment amount Iliad is entitled to for such month. Beginning on the 12-month anniversary of the Purchase Price Date and continuing until the 18-month anniversary of the Purchase Price Date, the monthly royalty payment shall be the greater of (a) $400,000 and (b) the actual royalty payment amount Iliad is entitled to for such month. Beginning on the 18-month anniversary of the Purchase Price Date and continuing until 24 - month anniversary of the Purchase Price Date, the monthly royalty payment shall be the greater of (a) $600,000 and (b) the actual royalty payment amount Iliad is entitled to for such month. Beginning on the 24-month anniversary of the Purchase Price Date and continuing until the Royalty Repayment Amount has been paid in full, the monthly royalty payment shall be the greater of (a) $750,000, and (b) the actual royalty payment amount Iliad is entitled to for such month.

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

On June 28, 2023, the Company entered into the first amendment to the Standstill Agreement, pursuant to which the Standstill Agreement was amended to, among other things, permit (i) the Company to issue an aggregate of 105 shares of the Company’s Series H Convertible Preferred Stock to the Investor in exchange for a $760,000 reduction in the outstanding balance of the December 2020 Royalty Interest and a $1.7 million reduction in the outstanding balance of the August 2022 Royalty Interest (the “Exchange Transaction”) without triggering the termination of the Standstill Period, and (ii) the Investor to (A) consummate the Exchange Transaction during the Standstill Period and (B) sell all shares of the Company’s common stock beneficially owned by Investor immediately prior to the consummation of the Exchange Transaction during the Standstill Period.

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

On April 30, 2025, the Company entered into a privately negotiated exchange agreement with Iliad pursuant to which the Company issued an aggregate of 1,643 of the Company’s voting common stock to Iliad in exchange for $633,000 reduction in the outstanding balance of October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

On May 13, 2025, the Company entered into a privately negotiated exchange agreement with Iliad, pursuant to which the Company issued an aggregate of 1,714 shares of the Company’s voting common stock to Iliad in exchange for a $466,000 reduction in the outstanding balance of the October 2020 Royalty Interest. The effect of the exchange was accounted for as a debt modification.

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

On June 30, 2026 and December 31, 2025, the fair value of Iliad's royalty interests was determined to be $0 and $1.2 million. For the three and six months ended June 30, 2026, the net change in the fair value of Iliad's royalty interests was $0. For the three and six months ended June 30, 2025, the net change in the fair value of Iliad's royalty interests was $4.5 million and $4.2 million. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid financial instruments designated at FVO in the condensed consolidated statements of operations.

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

Until such time as the Uptown Royalty Repayment Amount has been paid in full, the Company will pay Uptown 10% of the Company’s Net Sales on Included Products and 10% of worldwide revenues related to upfront licensing fees and milestone payments from licensees and distributors, but specifically excluding licensing fees and milestone payments that are reimbursements of clinical trial expenses. Beginning on the payment start date of March 8, 2024 (the “Uptown Purchase Price Date”), and continuing until the 12-month anniversary of the Uptown Purchase Price Date, the monthly royalty payment shall be the greater of (a) $750,000 and (b) the actual royalty payment amount Uptown is entitled to for such month.

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

On the same date, the Company entered into a privately negotiated exchange agreement with Uptown (the “Exchange Agreement”), pursuant to which the Company issued an aggregate of 118 shares of the Company’s newly authorized Series I Convertible Preferred Stock (the “Series I Preferred Stock” or “Preferred Stock”) to Uptown, at an effective exchange price per share equal to the market price (defined as the Minimum Price under Nasdaq Listing Rule 5635(d)) as of the date of the Exchange Agreement, in exchange for a $1.5 million reduction in the outstanding balance of the December 2020 Royalty Interest (“Partitioned Royalty” or the “Exchange Transaction”). Subject to the terms of the Series I Preferred Stock, each share of Series I Preferred Stock is convertible into shares of the Company’s common stock (the “Conversion Shares”).

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

On May 19, 2026, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which, the Company issued 500 shares of Series Q Perpetual Preferred Stock (the "Series Q Preferred Stock") to Uptown in exchange for a $12.5 million reduction in the outstanding balance of the December 2020 Royalty Interest.

On June 17, 2026, the Company entered into Global Amendment No. 5 to the December 2020 Royalty Interest with Uptown. Pursuant to this amendment, the commencement date for the monthly royalty payments was deferred, and payments will now begin on October 1, 2026, instead of the previously scheduled start date of July 1, 2026.

On June 30, 2026 and December 31, 2025, the fair value of Uptown's royalty interests was determined to be $93,000 and $11.4 million. For the three and six months ended June 30, 2026, the net change in the fair value of Uptown's royalty interests was $499,000 and $657,000, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of Uptown's royalty interests was $679,000 and $385,000, respectively. The net change in fair value was recorded in the change in fair value of financial instruments and hybrid instruments designated at FVO in the condensed consolidated statements of operations.

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

August 2022 Purchase Agreement

On August 24, 2022, the Company entered into another royalty interest purchase agreement (the “August 2022 Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a royalty interest (the “August 2022 Royalty Interest”) to receive $12.0 million (the “August 2022 Royalty Repayment Amount”) of future royalties on sales of Mytesi® (crofelemer) for any indications that could cannibalize crofelemer indications or any other chronic indication and certain up-front license fees and milestone payments from licensees and/or distributors for an aggregate purchase price of $4.0 million (“the Royalty Financing”). The Company uses the proceeds to support the ongoing pivotal Phase 3 clinical trial of crofelemer for prophylaxis of diarrhea in adults receiving targeted cancer therapy. Interest accrues on the August 2022 Royalty Repayment Amount at a rate of 5% per annum from the Purchase Price Date until the one-year anniversary of such date and 10% per annum thereafter, using simple interest computed based on a 360-day year.

The Company is obligated to make minimum royalty payments on a monthly basis beginning on January 1, 2024 (the “Payment Start Date”) in an amount equal to the greater of (A) a tiered monthly amount starting at $250,000 and increasing to $400,000, $600,000, and $750,000 on the 6, 12, and 18-month anniversaries of the Payment Start Date, respectively, and (B) the royalty payments to which Streeterville is entitled, consisting of: (1) 10% of the Company’s net sales on crofelemer, including any improvements, modifications, follow-on products, and Lechlemer for specific indications (collectively, the “Included Products”); (2) 10% of worldwide revenues related to upfront licensing fees and milestone payments (excluding clinical trial reimbursements or certain Napo EU intercompany licenses); and (3) 50% of royalties collected from licenses of Included Products to third parties.

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

At any time following an Event of Default, Streeterville may elect to increase the August 2022 Royalty Repayment Amount by 15% (the “Default Effect”) and interest shall accrue at the lesser of 18% per annum or the maximum rate permitted by law.

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

On February 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 400 shares of voting common stock to Streeterville in exchange for a $291,000 reduction in the outstanding balance of the Streeterville's royalty interest.

On September 30, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 8,187 shares of voting common stock to Streeterville in exchange for a $600,000 reduction in the outstanding balance of the Streeterville's royalty interest.

On November 17, 2025, the Company executed the Royalty Interest Global Amendments No. 3 regarding the August 2022 Royalty Interest with Streeterville. Pursuant to these amendments, beginning on April 1, 2026, the monthly royalty payment under the August 2022 Royalty Interest shall be the greater of (a) $750,000, and (b) the actual royalty payment amount Streeterville is entitled to for such month pursuant to the terms of such Royalty Interest.

On January 16, 2026, the Company issued the Second Pre-Funded Warrants to purchase 31,767 shares, in exchange for a reduction of $850,000 in the outstanding balance of the August 2022 Royalty Interest.

On March 6, 2026, the Company entered into global amendments to its existing royalty interests with Streeterville. Under the Streeterville 2022 Royalty Interest Global Amendment No. 4, the starting date for monthly royalty payments was postponed from April 1, 2026, to July 1, 2026. Additionally, the August 2022 Royalty Repayment Amount for the agreement was reduced by ten percent, resulting in new repayment balance of $12.4 million.

On May 19, 2026, the Company entered into privately negotiated exchange agreements with Streeterville. Pursuant to the CVP Exchange Agreements, the Company issued a total of 408 shares of Series Q Preferred Stock to Streeterville in exchange for an aggregate $10.2 million reduction in the outstanding balance of the August 2022 Royalty Interest.

On June 17, 2026, the Company also entered into Global Amendment No. 5 to the August 2022 Royalty Interest with Streeterville. Pursuant to this amendment, the commencement date for the monthly royalty payments was deferred, and payments will now begin on October 1, 2026, instead of the previously scheduled start date of July 1, 2026.

On June 30, 2026 and December 31, 2025, the fair value of Streeterville's royalty interests was determined to be approximately $356,000 and $8.6 million, respectively. For the three and six months ended June 30, 2026, the net change in the fair value of Streeterville's royalty interests was $613,000 and $817,000, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of Streeterville's royalty interests was $905,000 and $722,000, respectively. The net change in fair value were recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the condensed consolidated statements of operations.

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

At any time following the occurrence of a trial failure which refers to any of the following: (i) the Company abandons the clinical trial with NP-300 for an indication for the symptomatic relief of infectious diarrhea for cholera; (ii) the Company fails to start the Phase 1 clinical trial of NP-300 for the symptomatic relief of infectious diarrhea for cholera by July 1, 2022; or (iii) the Company fails to meet all primary endpoints in the pivotal trials of NP-300 for the symptomatic relief if infectious diarrhea for cholera with statistical significance, Streeterville may elect to increase the outstanding balance as of the date of the trial failure by 25% without acceleration (the “Trial Failure Effect”). If Streeterville elects to apply the Trial Failure Effect, it reserves the right to declare the outstanding balance immediately due and payable at any time. As of June 30, 2026, no trial failure occurred.

Streeterville is entitled to a maximum of 18% and a minimum of 1% of the gross proceeds received by the Company from the sale of TDPRV (the “Return Bonus”). The Return Bonus percentage is reduced pro rata based on the percentage of the original principal balance of the note that has been repaid as of the date of the sale of the TDPRV. Even if the note has been paid in full at the time of the sale of the TDPRV, the Company is still obliged to pay Streeterville a Return Bonus of 1%. If Streeterville applies the Trial Failure Effect, the Return Bonus will automatically be reduced to 1%. If the TDPRV has not been sold as of the day immediately preceding the note's maturity date, the Return Bonus percentage will be fixed as of such date. As of June 30, 2026, the Company has not sold any TDPRV.

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

After Streeterville becomes aware of the occurrence of any default, Streeterville may accelerate the note, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (i.e., the outstanding balance following the application of the Default Effect). Streeterville reserves the right to declare the outstanding balance immediately due and payable at any time following the default. Default Effect means multiplying the outstanding balance as of the date of default by 5% or 15% for each occurrence of default, capped at an aggregate of 25%, and then adding the resulting product to the outstanding balance. The percentage to be used depends on whether the default is viewed as minor or major, as defined in the agreement. Furthermore, interest accrues on the outstanding balance beginning on the default date at an interest rate equal to less than 18% per annum or the maximum rate permitted under applicable law. As of June 30, 2026, no default has occurred.

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

On March 6, 2026, the Company and Napo, amended two secured promissory notes with Streeterville. The maturity date of the 2021 Note was extended to July 1, 2026, and its outstanding balance was reduced by ten percent to $6.6 million.

On June 17, 2026, the Company entered into an amendment to its secured promissory note with Streeterville to extend the maturity date from July 1, 2026, to October 1, 2026.

On June 30, 2026 and December 31, 2025, the fair value of the Streeterville note was determined to be $7.7 million and $8.2 million, respectively. For the three and six months ended June 30, 2026, the net change in the fair value of the Streeterville note was $96,000 and $495,000, respectively. For the three and six months ended June 30, 2025, the net change in the fair value of the Streeterville note was $4.0 million and $4.4 million, respectively. The net change in fair value was recorded in the changes in fair value of freestanding and hybrid instruments designated at FVO in the condensed consolidated statements of operations.

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

On June 30, 2026 and December 31, 2025, the fair value of the Convertible Notes was determined to be $169,000 and $2.5 million, respectively. During the six months ended June 30, 2026, the Company made cash payments to settle a portion of the Convertible Notes totaling $2.4 million. For the three and six months ended June 30, 2026, the net change in the fair value of the Convertible Notes was $7,000 and $64,000 respectively. For the three and six months ended June 30, 2025, the net change in the fair value of the Convertible note was $1.65 million.

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

Interest expense for the three and six months ended June 30, 2026, was approximately $159,000 and $346,000, respectively. During the six months ended June 30, 2026, the Company made cash payments to settle a portion of the note totaling $4.0 million. At June 30, 2026, the net carrying value of the note was approximately $6.8 million.

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

The Company evaluated the contractual terms of the Secured Promissory Note in accordance with ASC 815 to determine whether any embedded features require bifurcation from the host debt instrument. The embedded features identified include: (i) the Prepayment Clause, (ii) the Redemption Clause, (iii) the Mandatory Prepayment provision, (iv) the Increase in Outstanding Balance upon the occurrence of Trigger Events, (v) the Repayment of the Increased Outstanding Balance upon an Event of Default, and (vi) the Increase in Interest Rate upon an Event of Default.

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

As of June 30, 2026, the fair value of the embedded derivative was approximately $196,000 and is presented as “Derivative liability” within noncurrent liabilities in the consolidated balance sheets. The derivatives are presented on a gross basis and are not offset against the carrying amount of the Secured Promissory Note or against any collateral arrangements. No cash collateral balances are netted against the reported fair value amounts.

Securities Purchase Agreements and Promissory Notes

On January 6, 2026, the Company entered into securities purchase agreements with two accredited investors for the issuance of unsecured promissory notes in the aggregate principal amount of $350,000. The transaction closed on the same day. The notes bore interest at a rate of 6% per annum and would mature one month from the date of issuance. The Company had the right to prepay any outstanding amount under the notes without penalty or premium. During the six months ended June 30, 2026, the Company subsequently paid the unsecured promissory notes in full.

As an inducement for the investors to enter into the agreements, the Company issued warrants to purchase an aggregate of 10,000 shares of the Company’s common stock at an initial exercise price of $35.00 per share. The warrants are exercisable immediately and expire upon the earlier of five years from issuance, the consummation of a fundamental transaction, or a liquidation event.

Insurance Financing

March 2024 First Insurance Financing

In March 2024, the Company entered into a premium finance agreement for $97,000 with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $52,000 with an annual interest rate of 9.3%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2026, was approximately $0. Interest expense for the three and six months ended June 30, 2025, was $200. The financing balance was approximately $0 as of June 30, 2026 and December 31, 2025.

May 2024 First Insurance Financing

In May 2024, the Company entered into a premium finance agreement for $519,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $611,000 with an annual interest rate of 9.2%. The total finance charge was $22,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2026, was approximately $0. Interest expense for the three and six months ended June 30, 2025 was $5,000. The financing balance was approximately $0 as of June 30, 2026 and December 31, 2025.

March 2025 First Insurance Financing

In March 2025, the Company entered into a premium finance agreement for $60,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $114,000, with an annual interest rate of 5.0%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over eleven months. Interest expense for the three and six months ended June 30, 2026 was $400. Interest expense for the three and six months ended June 30, 2025, was $700. The financing balance was approximately $0 and $11,000 as of June 30, 2026 and December 31, 2025, respectively.

May 2025 First Insurance Financing

In May 2025, the Company entered into a premium finance agreement for $510,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $567,000, with an annual percentage rate of 8.3%. The total finance charge was $20,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2026, was approximately $5,000. Interest expense for the three and six months ended June 30, 2025 was $2,000. The financing balance was approximately $0 and $153,000 as of June 30, 2026 and December 31, 2025, respectively.

March 2026 First Insurance Financing

In March 2026, the Company entered into a premium finance agreement for $46,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $62,000, with an annual percentage rate of 9.2%. The total finance charge was $2,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2026, was approximately $1,000 and $1,000, respectively. The financing balance was approximately $32,000 as of June 30, 2026.

May 2026 First Insurance Financing

In May 2026, the Company entered into a premium finance agreement for $376,000, with First Insurance representing the unpaid balance of the total premiums, taxes, and fees of $442,000, with an annual percentage rate of 7.3%. The total finance charge was $13,000. Principal and interest payments are due in equal monthly installments over ten months. Interest expense for the three and six months ended June 30, 2026, was approximately $2,000 and $2,000, respectively. The financing balance was approximately $339,000 as of June 30, 2026.

2019 Tempesta Note

In October 2019, the Company entered into a License Termination and Settlement Agreement with Dr. Michael Tempesta (“Tempesta”), pursuant to which certain royalty payment disputes between the Company and Tempesta were settled. Per the terms of the Agreement, Tempesta received $50,000 in cash, an unsecured promissory note issued by the Company in the aggregate principal amount of $550,000, and 1 share of the Company’s common stock in exchange for the cessation of all royalty payments by the Company to Tempesta under certain license agreements. The $550,000 promissory note bore interest at the rate of 2.5% per annum and matured on March 1, 2025. The promissory note provided for the Company to make semi-annual payments equal to $50,000 plus accrued interest beginning on March 1, 2020, until the Note was paid in full. Interest expenses for the three and six months ended June 30, 2026, were $600. Interest expenses for the three and six months ended June 30, 2025, were $600. At June 30, 2026 and December 31, 2025, the net carrying value of the note was approximately $0 and $0, respectively.

8. Warrants

The following table summarizes information about warrants outstanding and exercisable into shares of the Company’s common stock as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(unaudited)
Warrants outstanding, beginning balance	105,953	87
Issuances	418,465	119,564
Exercises	(374,869)	(13,698)
Expirations and cancelations	(1,378)	—
Warrants outstanding, ending balance	148,171	105,953

As of June 30, 2026 and December 31, 2025, the Company’s outstanding warrants have an exercise price ranging from $0.0001 to $25,200.00 per common stock.

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

The Standstill Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on the later of (i) January 1, 2024, and (ii) the date on which the Stockholder Approval is obtained (the “Standstill Warrant Initial Exercise Date”) and ending on the five-year anniversary of the Standstill Warrant Initial Exercise Date. As of June 30, 2026, 0 shares of the Company's common stock are still exercisable and outstanding.

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

The Royalty Interest Global Amendment Warrants may be exercisable for cash or on a cashless basis at any time and from time to time during the period commencing on September 29, 2023 (the “Royalty Interest Global Amendment Initial Exercise Date”) and ending on the five-year anniversary of the Royalty Interest Global Amendment Initial Exercise Date. As of June 30, 2026, 0 shares of the Company's common stock are outstanding.

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

Royalty and Preferred Stock Exchange Transactions

On January 16, 2026, the Company entered into a series of privately negotiated exchange agreements with Iliad and Streeterville to reduce outstanding debt and retire certain classes of preferred stock. Pursuant to the exchange agreements, the Company issued six separate pre-funded common stock purchase warrants exercisable for an aggregate of 336,466 shares of common stock at an exercise price of $0.035 per share.

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

Series P Pre-funded Warrants

On June 9, 2026, in connection with the private placement of the Series P Preferred Stock, the Company issued pre-funded warrants to purchase up to an aggregate of 72,000 shares of the Company’s voting common stock as consideration for the two investors’ execution and delivery of the purchase agreement of the Series P Preferred Stock. Consequently, no additional consideration is required from the investors other than the nominal exercise price of $0.0001 per warrant share. The pre-funded warrants are exercisable immediately upon issuance and will remain outstanding until they are exercised in full.

9. Preferred Stock

As at June 30, 2026 and December 31, 2025, preferred stock consisted of the following:

June 30, 2026
(unaudited)
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	200	—	—	—
K	300,000	—	—	—
L	200	—	—	25
M	400	—	—	25
N	2,000	—	—	3
O	1,557,000	—	—	—
P	300	240	—	10
Q	2,000	877	—	25
Total	3,860,945	1,117	$—	$88

December 31, 2025
				Liquidation
(in thousands, except share and per share data)	Shares	Issued and	Carrying	Preference
Series	Designated	Outstanding	Value	per Share
B-2	10,165	—	$—	$—
C	1,011,000	—	—	—
D	977,300	—	—	—
E	10	—	—	—
F	10	—	—	—
G	137	—	—	—
H	105	—	—	—
I	118	—	—	—
J	200	—	—	—
K	300,000	—	—	—
L	200	121	2,485	25
M	400	144	—	25
N	2,000	10	—	3
Total	2,301,645	275	$2,485	$53
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
•
Series O Preferred Stock: Liquidation preference is $0.0001 per share. Stated value is $8.01 per share plus any accrued but unpaid dividends.
•
Series P Preferred Stock: Liquidation preference is equal to the stated value of $10,000 per share plus any accrued but unpaid dividends.
•
Series Q Preferred Stock: Liquidation preference is equal to the stated value of $25,000 per share plus any accrued but unpaid dividends.

The Company is authorized to issue a total of 4,475,074 shares of its preferred stock as of June 30, 2026 and December 31, 2025, with a total of 3,860,945 shares and 2,301,645 shares designated to specific Series as of June 30, 2026 and December 31, 2025, respectively.

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

On January 16, 2026, the Company issued the Third and Fourth Pre-Funded Warrants to purchase 20,555 and 92,855 shares, respectively, in exchange for the cancellation and retirement of all 121.3822 outstanding shares of Series L Perpetual Preferred Stock held by Iliad and Streeterville. As of June 30, 2026, there were no shares of Series L Preferred Stock outstanding.

Series M Preferred Stock

On June 27, 2025, the Company entered into privately negotiated exchange agreements (the “Iliad Series M Exchange Agreement” and the “Streeterville Series M Exchange Agreement”) with Iliad and Streeterville, pursuant to which Company issued 170 shares and 90 shares of the Company’s newly authorized Series M Preferred Stock to Iliad and Streeterville, respectively, together with pre-funded warrants in exchange for a $4,250,000 reduction in the outstanding balance of the October 2020 Royalty Interest and a $2,250,000 reduction in the outstanding balance of the August 2022 Royalty Interest, respectively. Each pre-funded warrant is exercisable immediately at an exercise price of $0.035 per share and may be exercised at any time until exercised in full. The warrants contain a beneficial ownership limitation of 9.99%.

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

On January 16, 2026, the Company issued the Fifth and Sixth Pre-Funded Warrants to purchase 82,014 and 64,879 shares, respectively, in exchange for the cancellation and retirement of 157.22 shares of Series M Perpetual Preferred Stock held by Iliad and Streeterville. The total shares retired included 13.22 additional shares issued to satisfy accrued preferred returns, of which 8.78 shares were attributed to Iliad and 4.44 shares were attributed to Streeterville. As of June 30, 2026, there were no shares of Series M Preferred Stock outstanding.

Series N Preferred Stock

On September 9, 2025, the Company entered into PIPE Purchase Agreements with the Purchasers, pursuant to which the Company issued 951 of the newly authorized Series N Perpetual Preferred Stock for an aggregate purchase price of $2.4 million.

During the second half of December 2025, the Purchasers exchanged 941 shares of Series N Preferred Stock into 55,998 shares of common stock. For the six months ended June 30, 2026, the Purchasers exchanged 10 shares of Series N Preferred Stock into 595 shares of common stock. This exchange was executed at Exchange Ratio of 60-to-1 based on the $42.00 exchange price per share. As of June 30, 2026, there were no shares of Series N Preferred Stock outstanding.

Series O Preferred Stock

On February 18, 2026, the Company announced that its Board of Directors declared a special one-time dividend of one-tenth of one share of Series O Convertible Preferred Stock for each share of voting common stock outstanding, plus each share issuable upon exercise of certain warrants (the “Eligible Warrants”) to purchase, in aggregate, 68,593 shares of common stock with dividend rights outstanding, at the close of business on March 2, 2026. The preferred stock dividend was issued on March 4, 2026.

In connection with the preferred stock dividend, on March 2, 2026 the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series O Convertible Preferred Stock with the Secretary of State of the State of Delaware, to designate 1,557,000 shares of the preferred stock, par value $0.0001 per share, as Series O Convertible Preferred Stock.

The Company determined that these shares embody an unconditional obligation to deliver a variable number of common shares with a monetary value that is predominantly fixed at inception. Accordingly, the Series O Convertible Preferred Stock is classified and accounted for as a current liability. The liability was initially recorded at fair value upon issuance and is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations.

On June 25, 2026, the Company completed the conversion of the Series O Preferred Stock. All of the outstanding shares of Series O Preferred Stock and all shares of Series O Preferred Stock issuable upon exercise of the Eligible Warrants automatically converted into shares of common stock at a conversion ratio equal to 3.209 shares of common stock for each share of Series O Preferred Stock. Immediately upon completion of the conversion, there were 3,985,302 shares of common stock issued and outstanding, and the holders of the Eligible Warrants are entitled to receive, upon exercise of the Eligible Warrants, up to 839,000 shares of common stock, which consist of 68,593 warrant shares and 770,407 conversion shares.

As of June 30, 2026, there were no shares of Series O Preferred Stock outstanding. As of June 30, 2026, the fair value of the obligation to issue additional conversion shares upon the future exercise of the outstanding Eligible Warrants amounted to $1.7 million.

Series P Preferred Stock

On June 9, 2026, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued 240 shares of Series P Preferred Stock, par value $0.0001 per share, together with pre-funded warrants, for an aggregate purchase price of $2.0 million. The Company may elect to pay dividends in cash or in shares of common stock, provided the contractual equity condition is satisfied on the dividend date. Dividend shares are valued at a price equal to the quotient of the payable dividend divided by the greater of (i) the Minimum Price on the dividend date, as defined under Nasdaq Listing Rule 5635(d), and (ii) the contractual floor price of $0.546.

The Series P Preferred Stock accrues dividends cumulatively on the stated value of $10,000 per share at an annual rate of 8%, payable quarterly in arrears on the first trading day of each fiscal quarter. The Company may elect to pay dividends in cash or in shares of common stock, provided the contractual equity condition is satisfied on the dividend date. Because dividends do not become a legal liability until formally declared by the Board of Directors, dividends in arrears are not recognized as a liability on the condensed consolidated balance sheets. As of June 30, 2026, the Company had undeclared cumulative preferred dividends in arrears of $11,000, representing $46.67 per share, which accumulated from the original issue date of June 9, 2026, through June 30, 2026.

As of June 30, 2026, the total remaining issued and outstanding Series P Preferred Stock was 240 shares.

Series Q Preferred Stock

In connection with the privately negotiated exchange agreements during May 2026, the Company issued shares of newly authorized Series Q Perpetual Preferred Stock in exchange for reductions in the outstanding balances of the Company's Royalty Interests. The Series Q Preferred Stock has a stated value of $25,000 per share and does not entitle holders to receive cash dividends. Each share accrues a preferred return on the stated value at a rate of 10% per year, payable via the issuance of additional shares of Series Q Preferred Stock. The Series Q Preferred Stock votes together with the common stock on an as-converted basis, subject to a 9.99% beneficial ownership voting cap. In the event of liquidation, the Series Q Preferred Stock holds a preference equal to its stated value plus any accrued but unpaid preferred return prior to any distributions to common stockholders.

On May 21, 2026, the Company entered into two privately negotiated exchange agreements with Streeterville. Pursuant to the exchange agreements, the Company issued an aggregate of 54,222 shares of the Company's common stock, par value $0.0001, to Streeterville in exchange for an aggregate of 7.96 outstanding shares of Series Q Perpetual Preferred Stock held by Streeterville. Upon completion of the exchange transaction, the exchanged preferred shares were cancelled and retired.

On May 26, 2026, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 31,958 shares of the Company's common stock to Streeterville in exchange for an aggregate of 3.72 outstanding shares of Series Q Perpetual Preferred Stock held by Streeterville. Upon completion of these respective exchanges, the exchanged preferred shares were cancelled and retired.

On June 1, 2026, the Company entered into another privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 32,710 shares of common stock in exchange for an aggregate of 4.20 outstanding shares of Series Q Preferred Stock. Upon completion of these respective exchanges, the exchanged preferred shares were cancelled and retired.

On June 9, 2026, the Company entered into a privately negotiated exchange agreements with Streeterville. Pursuant to this agreement, the Company issued 34,798 shares of common stock in exchange for 3.80 outstanding shares of Series Q Preferred Stock. Upon completion of each exchange, the exchanged preferred shares were cancelled and retired.

On June 17, 2026, the Company entered into a privately negotiated exchange agreements with Streeterville. Pursuant to this agreement, the Company issued 36,796 shares of common stock in exchange for 3.40 outstanding shares of Series Q Preferred Stock. Upon completion of each exchange, the exchanged preferred shares were cancelled and retired.

On June 18, 2026, the Company entered into a privately negotiated exchange agreements with Streeterville. Pursuant to this agreement, the Company issued 38,655 shares of common stock in exchange for 3.68 outstanding shares of Series Q Preferred Stock. Upon completion of each exchange, the exchanged preferred shares were cancelled and retired.

On June 24, 2026, the Company entered into a privately negotiated exchange agreements with Streeterville. Pursuant to this agreement, the Company issued 39,636 shares of common stock in exchange for 3.84 outstanding shares of Series Q Preferred Stock. Upon completion of each exchange, the exchanged preferred shares were cancelled and retired.

As of June 30, 2026, the total remaining issued and outstanding Series Q Preferred Stock was 877.40 shares.

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

The Company determined that the nature of the Series J Preferred Stock host was more analogous to a debt instrument and that the economic characteristics and risks of the embedded redemption features were clearly and closely related to the Series J Preferred Stock host. As such, the redemption features were not required to be bifurcated under ASC 815. Since the Series J Preferred Stock is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, they have been classified as mezzanine equity in the consolidated balance sheets.

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

Reclassification of Temporary Equity

On May 14, 2025, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 99.3822 shares of Series L Preferred Stock in exchange for all 99.3822 shares of Series J Preferred Stock. As a result of the transaction, the Series J Preferred Stock was fully cancelled and retired, and the related temporary equity balance was reclassified to stockholders' equity (deficit).

As of June 30, 2026 and December 31, 2025, the Company had 0 shares of Series J preferred stock outstanding.

11. Stockholders' Equity (Deficit)

As of June 30, 2026 and December 31, 2025, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2026	2025
	(unaudited)
Options issued and outstanding	5,293	5,601
Inducement options issued and outstanding	—	15
Options available for grant under stock option plans	11,060	200
Restricted stock unit awards issued and outstanding	4,421	5,020
Warrants issued and outstanding	148,171	105,953
Total	168,945	116,789

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

During the six months ended June 30, 2026, the Company issued an aggregate of 0 shares under the ATM Agreement. During the six months ended June 30, 2025, the Company issued an aggregate of 11,875 shares under the ATM Agreement for total net proceeds of $3.3 million.

Series L and Series M Pre-funded Warrants

In November and December 2025, the Company issued an aggregate of 22,893 shares of common stock in connection with the exchange of Series M Preferred Stock with Streeterville and Iliad.

In connection with the exchange of royalty interest debt and the retirement of Series L and Series M Perpetual Preferred Stock on January 16, 2026, the Company issued six separate pre-funded common stock purchase warrants to Iliad and Streeterville. These warrants are exercisable for an aggregate of 336,466 shares of common stock at an exercise price of $0.035 per share and are exercisable in part or in full immediately. The warrants provide that the number of shares exercised shall be limited to ensure the holder’s beneficial ownership does not exceed 9.99% of the total shares outstanding. These securities were issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

Series N Exchange for Common Stock Issuance

On December 8, 2025, the Company held a special meeting of stockholders where stockholders approved proposals related to the issuance of shares of common stock upon exchange of 951 shares of Series N Preferred Stock and the issuance of 56,000 shares of common stock and 45,982 pre-funded warrants pursuant to the securities purchase agreement dated September 28, 2025. For the three and six months ended June 30, 2026, the Purchasers exchanged 10 shares of Series N Preferred Stock into 595 shares of common stock.

Uptown Royalty Interests Exchanges for Common Stock Issuances

In connection with the exchange of royalty interest debt on May 14, 2026, the Company issued 28,660 shares of common stock to Uptown.

Series O Conversion for Common Stock Issuance

On June 25, 2026, upon conversion of all of the then outstanding 1,241,928 shares of Series O Preferred Stock and all shares of Series O Preferred Stock issuable upon exercise of the Eligible Warrants, the Company issued 3,985,302 shares of common stock to the holders of Series O Preferred Stock, and the holders of the Eligible Warrants are entitled to receive, upon exercise of the Eligible Warrants, up to 839,000 shares of common stock, which consist of 68,593 warrant shares and 770,407 conversion shares.

Series Q Exchanges for Common Stock Issuances

In connection with the exchange of the retirement of 31 shares of Series Q Perpetual Preferred Stock on eight exchanges during June 2026, the Company issued 268,775 shares of common stock to Streeterville.

Common Stock Purchase Agreement (Equity Line of Credit)

On June 9, 2026, the Company entered into a common stock purchase agreement with C/M Capital Master Fund, LP, establishing an ELOC. Under the terms of the agreement, the Company retains the unilateral right, but not the obligation, to issue and sell up to the lesser of $40,000,000 and 19.99% of the Company's outstanding shares of common stock from time to time during the investment period after the commencement date. Drawdowns are initiated at the Company's sole discretion through various purchase notices, with the purchase price per share determined by contractually specified formulas based on the market price or Volume-Weighted Average Price ("VWAP") of the Company's common stock, subject to certain limitations and a floor price of $1.10.

In consideration for the investor entering into the ELOC arrangement, the Company expects to issue common stock covering an $800,000 commitment fee upon the effectiveness of a related registration statement. This $800,000 commitment amount, along with $35,000 in initial transaction expenses paid by the Company, have been capitalized as deferred offering costs. These deferred costs will be systematically recognized and charged against the gross proceeds from future common stock issuances under the ELOC once issued. As of June 30, 2026, no common stock issuances or drawdowns have been made under the ELOC.

Noncontrolling Interest

As a result of the merger on November 3, 2021 between Napo EU and Dragon SPAC, the Company assumed a noncontrolling interest amounting to $242,000 as of December 31, 2021 which represents noncontrolling interest held by an investor in Napo Therapeutics.

During the three and six months ended June 30, 2026, noncontrolling interest decreased by $120,000 and $294,000, respectively. During the three and six months ended June 30, 2025, noncontrolling interest decreased by $156,000 and $316,000, respectively.

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

As of June 30, 2026, 5,293 options were outstanding, and 10,591 options were available for grant. As of December 31, 2025, 5,601 options were outstanding, and 31 options were available for grant.

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

As of June 30, 2026, 0 options was outstanding, and 469 options were available for grant. As of December 31, 2025, 15 option was outstanding, and 168 options were available for grant.

Stock Options and Restricted Stock Units (“RSUs”)

The Company grants RSUs to employees and directors under the 2014 Plan and the 2020 Inducement Award Plan. During the six months ended June 30, 2026, the Company granted 0 RSUs. During the same period, 67 RSUs vested and 532 RSUs were cancelled. As of June 30, 2026, there were 4,421 RSUs outstanding. Stock-based compensation expense is recognized over the requisite service period.

The following table summarizes the incentive plan activity for the six months ended June 30, 2026, and the year ended December 31, 2025:

(in thousands, except share and per share data)	Shares Available for Grant	Stock Options Outstanding	RSUs Outstanding	Weighted Average Stock Option Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value*
Balances as of January 1, 2025	506	871	6	$10,900.05	9.77	$—
Additional shares authorized	9,453	—	—	—	—	—
Options granted	(4,807)	4,807	—	50.75	—	—
Options canceled	62	(62)	—	1,128.75	—	—
RSUs granted	(5,181)	—	5,181	—	—	—
RSUs vested and released	93	—	(93)	—	—	—
RSUs cancelled	74	—	(74)	—	—	—
Outstanding at December 31, 2025	200	5,616	5,020	$311.43	9.77	$—
Additional shares authorized	9,938	—	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	323	(323)	—	—	—	—
Options canceled	—	—	—	417.24	—	—
RSUs granted	—	—	—	—	—	—
RSUs vested	67	—	(67)	—	—	—
RSUs cancelled	532	—	(532)	—	—	—
Outstanding at June 30, 2026	11,060	5,293	4,421	$205.44	9.29	$—
Exercisable at June 30, 2026		2,723		$236.53	9.25	$—
Vested and expected to vest at June 30, 2026		2,723		$236.53	9.25	$—

* The fair market value of Jaguar stock on June 30, 2026, was $3.00 per share.

The intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company's common stock for in-the-money options.

The number of options exercised during the six months ended June 30, 2026, and the year ended December 31, 2025, were 323 and 0, respectively.

The weighted average grant date fair value of stock options granted was $0 per share during the six months ended June 30, 2026, and $47.72 per share for the year ended December 31, 2025.

The number of options that were vested for the six months ended June 30, 2026, and for the year ended December 31, 2025, was 1,187 and 370, respectively. The grant date weighted average fair value of options that were vested for the six months ended June 30, 2026 and for the year ended December 31, 2025, was $90.96 and $1,050.00, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation expenses related to stock options, inducement stock options, and RSUs for the three and six months ended June 30, 2026 and 2025, and are included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)	(unaudited)		(unaudited)
Research and development expense	$59	$92	$116	$209
Sales and marketing expense	—	36	(11)	54
General and administrative expense	112	151	221	317
Total	$171	$279	$326	$580

As of June 30, 2026 and December 31, 2025, the Company had $351,000 and $569,000 unrecognized stock-based compensation expense for options and RSUs outstanding, respectively.

No range of assumptions was set forth and used in calculating the fair value of options granted during the three and six months ended June 30, 2026 and 2025 respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. No employer contributions were made to the plan from plan inception through June 30, 2026.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(12,701)	$(10,407)	$(19,716)	$(20,871)
Shares used to compute net loss per common stock, basic and diluted	809,122	28,994	561,567	22,268
Net loss per share attributable to common stockholders, basic and diluted	$(15.70)	$(358.94)	$(35.11)	$(937.26)

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

The following are the other common stock equivalents of the Company for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	June 30,	December 31,
	2026	2025
	(unaudited)
Options issued and outstanding	5,293	5,601
Inducement options issued and outstanding	—	15
Options available for grant under stock option plans	11,060	200
Restricted stock units issued and outstanding	4,421	5,020
Warrants issued and outstanding	148,171	105,953
Total	168,945	116,789

14. Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment is focused on developing and commercializing prescription and non-prescription products for companion and production animals. The human health segment is focused on developing and commercializing human products and the ongoing commercialization of Mytesi, which the US FDA approves for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. For the three and six months ended June 30, 2026 and 2025, all of the Company's revenues from external customers were attributed to the United States.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies (Note 2). The Company’s CODM is the chief financial officer. The CODM primarily utilizes segment's net comprehensive profit or loss as the key indicator in assessing the segment's performance and allocating resources.

The Company's reportable segments' net revenues and net loss for the three and six months ended June 30, 2026 and 2025, consisted of the following:

	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2026			June 30, 2025
	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$21,102	395	$21,497	$5,001	$192	$5,193
Less: Segment expenses
Cost of product revenue	1,947	242	2,189	1,023	19	1,042
Research and development	6,005	1,250	7,255	5,714	1,281	6,995
Sales and marketing	658	243	901	4,697	263	4,960
General and administrative	3,914	5,664	9,578	4,003	6,579	10,582
Interest	346	514	860	1	(72)	(71)
Other segment items*	986	5,733	6,719	465	3,776	4,241
Segment expenses	13,856	13,646	27,502	15,903	11,846	27,749
Segment net comprehensive income (loss)	$7,246	$(13,251)	$(6,005)	$(10,902)	$(11,654)	$(22,556)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			1,469			1,115
Consolidated net comprehensive loss			$(4,536)			$(21,441)

	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2026			June 30, 2025
	(unaudited)			(unaudited)
	Human Health	Animal Health	Total	Human Health	Animal Health	Total
External revenue	$1,175	$50	$1,225	$2,863	$116	$2,979
Less: Segment expenses
Cost of product revenue	960	71	1,031	517	10	527
Research and development	2,836	495	3,331	2,600	669	3,269
Sales and marketing	(45)	50	5	2,301	166	2,467
General and administrative	1,943	3,022	4,965	2,000	3,242	5,242
Interest	159	2	161	—	(15)	(15)
Other segment items*	(57)	5,392	5,335	155	2,600	2,755
Segment expenses	5,796	9,032	14,828	7,573	6,672	14,245
Segment net comprehensive loss	$(4,621)	$(8,982)	$(13,603)	$(4,710)	$(6,556)	$(11,266)

Reconciliation of net comprehensive loss
Adjustments and reconciling items**			802			684
Consolidated net comprehensive loss			$(12,801)			$(10,582)

*Other segment items for each reportable segment include:

•
Human Health - realized gain/loss on foreign exchange transactions and change in fair value of warrants.
•
Animal Health - realized and unrealized gain/loss on foreign exchange transactions, change in fair value of warrants, gain/loss on debt extinguishment and share in net income or loss in joint venture.

**Adjustments and reconciling items include intercompany elimination entries

The Company's reportable segments assets consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Segment assets
Human Health	$27,439	$28,321
Animal Health	173,697	185,511
Total	$201,136	$213,832

For the three and six months ended June 30, 2026 and 2025, the Company’s operations were divided into two geographical locations, Europe and the US. The carrying value of long-term assets in Europe totaled approximately $117,000 and $87,000 as of June 30, 2026 and December 31, 2025, respectively. This pertains to a right-of-use asset for the Napo Therapeutics office and vehicle lease. In the US, the carrying value of long-term assets totaled approximately $16.4 million and $17.4 million as of June 30, 2026 and December 31, 2025, respectively. This is composed of property, plant, and equipment, right-of-use assets, and intangible assets.

The reconciliation of segments assets to the consolidated assets is as follows:

	June 30,	December 31,
	2026	2025
(in thousands)	(unaudited)
Total assets for reportable segments	$201,136	$213,832
Less: Investment in subsidiary	(29,231)	(29,231)
Less: Intercompany loan	(137,711)	(146,278)
Consolidated Totals	$34,194	$38,323

15. Subsequent Events

Issuance of Common Stock

The Company has evaluated subsequent events through August 19, 2026, the date the financial statements were issued. As of August 19, 2026, 311,089 shares of common stock were issued after June 30, 2026, the balance sheet date.

Manufacturing and Supply Agreement with Alivus

On July 9, 2026, Napo entered into a new manufacturing and supply agreement with Alivus. Pursuant to the agreement, Alivus will continue to serve as the manufacturer of crofelemer for use in Mytesi and other crofelemer-based products. The agreement requires Napo to purchase minimum quantities of crofelemer, and the Company may be obligated to pay for any shortfall. The term of the agreement expires on March 31, 2029, with options for successive two-year renewal terms by mutual agreement.

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

Napo’s crofelemer 125 mg delayed-release tablets (Mytesi) is an FDA-approved prescription drug for the symptomatic relief of noninfectious diarrhea in adults with HIV/AIDS on antiretroviral therapy. In January 2026, following Napo’s entry into a US commercial licensing agreement with an affiliate of privately held Future Pak, LLC (“Future Pak”), Future Pak became the exclusive US marketer for Mytesi as well as the tablet formulation for animal health, Canalevia-CA1, which is Jaguar’s crofelemer prescription drug for the treatment of chemotherapy-induced diarrhea in dogs. Jaguar was provided with $16.0 million of non-dilutive capital in January 2026 upon closing of the agreement with Future Pak, and satisfied the specified post-closing conditions required to receive payment of the non-dilutive $2.0 million holdback amount of the upfront fee from Future Pak. Per the terms of the agreement, Jaguar also has the opportunity to receive up to $17.0 million in additional milestone payments and other future payments. Jaguar will continue to manufacture crofelemer for Mytesi and Canalevia-CA1 for Future Pak. Mytesi and Canalevia-CA1 are both delayed-release tablet formulations of crofelemer.

On May 2025, Napo conducted a Type C Meeting with the Division of Gastroenterology at the FDA to discuss the responder analysis results of crofelemer in the cohort of breast cancer patients receiving targeted therapies with or without cytotoxic chemotherapy for prophylaxis of diarrhea from the company’s pivotal OnTarget Phase 3 clinical trial. OnTarget was a 24-week (two 12-week stages), randomized, multicenter, placebo-controlled, double-blind global study to evaluate the safety and efficacy of crofelemer in diarrhea prophylaxis in adult solid tumor patients receiving targeted therapies with or without standard chemotherapy. As previously announced, the top line results from the OnTarget study showed that the trial did not meet its primary endpoint for the prespecified analysis of all tumor types and all targeted therapies. In the prespecified subgroup of patients with breast cancer, crofelemer showed statistically significant improvement in the monthly responder analysis. Breast cancer patients represent one of the largest group of adult patients with solid tumors with patients often remaining on targeted therapy over prolonged periods in both adjuvant and metastatic settings.

During the Type C Meeting in May 2025 with the Division of Gastroenterology of the FDA Napo discussed the statistically significant responder analysis results for adult patients with breast cancer in the OnTarget trial, and proposed two concurrent potential approaches during the meeting for potentially making crofelemer available to metastatic breast cancer patients with the significant unmet medical need of CTD: 1) proposed conduct of a pivotal treatment trial to facilitate approval of crofelemer for CTD in patients with metastatic breast cancer; and 2) the conduct of an expanded access program for treatment of breast cancer patients with CTD who may not be eligible for the planned phase 3 treatment trial, by including breast cancer patients in the adjuvant and neoadjuvant settings. The FDA formally acknowledged both of these key discussion points in correspondence to Napo, and Napo plans to submit a protocol to the FDA for a pivotal treatment trial for metastatic breast cancer patients using crofelemer.

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

Intestinal failure (IF) is a debilitating condition that often requires patients to receive life-sustaining fluids, electrolytes and nutrients through intravenous administration, which consists of total parenteral nutrition (TPN) with supplemental intravenous fluids, which together constitute parenteral support (PS). Many intestinal failure patients require PS up to 7 days a week, and sometimes for 20 hours or more per day. While PS is supportive, palliative and life-sustaining, it is associated with serious complications including liver and kidney toxicities, and compromised cognitive functioning, and can have negative impact on growth and survival.

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

SBS affects approximately 10,000 to 20,000 people in the US, according to the Crohn’s & Colitis Foundation, and it is estimated that the population of SBS patients in Europe is approximately the same size, and the US population of SBS-IF patients was estimated at 12,000 patients in 2021 in a well-done epidemiology study. Despite limited treatment options, the global market for SBS is estimated to reach $7.93 billion by 2033, according to report by DataM Intelligence. MVID is an ultrarare pediatric disease, with an estimated prevalence of a couple of hundred patients globally. According to a third-party market research report, the value of the market for nutritional support for MVID is $856 million in 2026 in North America, Europe and the MENA (Middle East and North Africa) region combined, and estimated to exceed $1 billion in these markets as a whole by 2033.

Crofelemer was granted Orphan Drug Designation (“ODD”) by the FDA in February 2023 for MVID, an ultrarare congenital diarrheal disorder (“CDD”), and granted ODD for MVID by the European Medicines Agency (“EMA”) in October 2022. Crofelemer was granted ODD for short bowel syndrome (“SBS”) by the EMA in December 2021 and by the FDA in August 2017. In August 2023, the FDA activated Napo’s Investigational New Drug (“IND”) application for a new crofelemer powder for oral solution formulation for the treatment of MVID.

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

Napo is currently supporting multiple proof-of-concept (POC) investigator-initiated trials (IIT), and also conducting two pivotal clinical trials, of crofelemer powder for oral solution for MVID and SBS-IF in the US, European Union (EU), and/or Middle East. The Company’s trial to evaluate the safety and efficacy of crofelemer powder for oral solution in pediatric MVID patients is ongoing at multiple sites. Napo Therapeutics is conducting a Phase 2 study in adult SBS-IF patients at multiple clinical sites in Italy and Germany. An open label IIT is ongoing in pediatric IF patients with MVID and/or SBS in Abu Dhabi in the United Arab Emirates. As presented at the 58th Annual European Society for Pediatric Gastroenterology, Hepatology & Nutrition (ESPGHAN) Meeting in Lille, France in June 2026, the results of ongoing investigations of liquid oral crofelemer demonstrate substantial reductions of PS and PS normalized to body weight in pediatric IF patients dosed orally for more than one year, with no significant clinical or laboratory abnormalities. In one MVID patient, the weekly PS requirements normalized to body weight have been reduced by up to 48% following >12 months of liquid oral high-dose crofelemer therapy. In two pediatric SBS-IF patients, weekly PS requirements normalized to body weight were reduced up to 40% following >12 months of liquid oral high dose crofelemer therapy. Napo is also supporting an IIT in the US to evaluate crofelemer powder for oral solution for treatment of adult SBS-IF patients. The Company plans to pursue approval of crofelemer powder for oral solution for MVID in the US following the completion of the pivotal pediatric MVID trial. In accordance with the guidelines of specific EU countries, published data from such clinical investigations could support reimbursed early patient access to crofelemer for these debilitating IF conditions. Participation in early access programs, which do not exist in the US, provides an opportunity for reimbursement while impacting the morbidity and high cost of care for these chronic unmet needs. Additionally, the Company expects that if even just a very small number of MVID patients show benefit with crofelemer, this may potentially allow expedited pathways for regulatory approval in the US. In the US, Napo plans to pursue Breakthrough Therapy Designation (BTD) from the FDA. If a drug is designated as breakthrough therapy, the FDA will expedite the review timeline for the drug.

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

In January 2023, Jaguar and Filament Health, with funding from One Small Planet, formed the US-based joint venture Magdalena Biosciences (“Magdalena”). Magdalena’s focus is on the development of novel, natural prescription medicines derived from plants for mental health indications, including, initially, cognitive impairment associated with schizophrenia (CIAS). The goal of the collaboration is to extend the botanical drug development capabilities of Jaguar and Filament in order to develop pharmaceutical-grade, standardized drug candidates for mental health disorders and to partner with a potential future licensee to develop and commercialize these novel plant-based drugs. This venture aligns with Jaguar's Entheogen Therapeutics Initiative (ETI) and Filament’s corporate mission to develop novel, natural prescription medicines from plants. Magdalena is leveraging Jaguar’s proprietary medicinal plant library and Filament’s proprietary drug development technology. Jaguar’s library of 2,300 highly characterized medicinal plants and 3,500 plant extracts, all from firsthand ethnobotanical investigation by Jaguar and members of the ETI Scientific Strategy Team. Magdalena is currently approximately 40-percent owned by Jaguar.

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

In June 2026 the company completed submission of its New Animal Drug Application (NADA) to the FDA’s Center for Veterinary Medicine for full approval of crofelemer for the treatment of CID in dogs.

As announced, Jaguar is planning the commercial launch of Neonorm Dog, a new extension of Jaguar’s Neonorm franchise for companion animals. Neonorm Dog is designed to provide dog owners with access to a plant-based, non-prescription product intended to support normal stool consistency and GI fluid balance in dogs. Jaguar expects to make Neonorm Dog available through both Amazon and Chewy. The Neonorm franchise currently includes Neonorm Foal and Neonorm Calf, plant-based products developed to support proper hydration and bowel health in pre-weaned foals and calves. Neonorm products contain a standardized botanical extract derived from the sustainably harvested Croton lechleri tree, which acts locally in the gut.

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

Napo has actively ensured that its intellectual property (“IP”) filings in support of the development of crofelemer for various proposed indications are protected appropriately. The IP portfolio for crofelemer includes the relief and treatment of HIV-associated diarrhea and CID as well as planned indications for inflammatory diarrhea, IBS-D, CDD, and SBS, with all indications, Napo prioritizes IP protection. Napo currently holds approximately 185 patents, the majority of which do not expire until 2027-2031.

Napo and Napo Therapeutics remain focused on the development of crofelemer powder for solution for the rare disease intestinal failure (IF) indications of MVID and SBS-IF. Our management team has significant experience in gastrointestinal product development. We have assembled an impressive group of scientific advisory board (“SAB”) members who work closely with the Chair of Napo’s and Jaguar’s Scientific Advisory Board, Dr. Pravin Chaturvedi, who also serves as the Chief Scientific Officer (“CSO”) of Napo and Jaguar.

We believe Jaguar is poised to realize the opportunities for the commercialization of crofelemer powder for oral solution for our IF programs from MVID and SBS-IF. Jaguar, through Napo, holds global unencumbered rights for crofelemer.

Financial Operations Overview

On a consolidated basis, we have not yet generated enough revenue to date to achieve break-even or positive cash flows, and we expect to continue to incur significant research and development and other expenses. Our net income (losses) were $4.1 million net loss and $21.2 million net losses for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had a total stockholders' equity (deficit) of $4.9 million, an accumulated deficit of $403.7 million, an accumulated other comprehensive loss of $1.2 million and cash of $3.8 million. We expect to continue to incur losses, and experience increased expenditures for the foreseeable future as we expand our product development activities, seek necessary approvals for our product candidates, conduct species-specific formulation studies for our non-prescription products, establish API manufacturing capabilities and begin additional commercialization activities. Payments of cash compensation to directors under the Director Compensation Program for the three and six months ended June 30, 2026 amounted to $108,000 and $217,000, respectively.

Revenues

Our product and collaboration revenue consists of the following:

•
Revenues from the sale of Mytesi and Canalevia, which are sold exclusively to Woodward Specialty LLC (“Woodward”), an affiliate of Future Pak, LLC (“Future Pak”), pursuant to the Supply Agreement entered into on January 12, 2026. Under this arrangement, Napo manufactures or has the Mytesi Product manufactured and supplies it to the Licensee for commercialization in the U.S.
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

Costs of Product Revenue

The cost of product revenue consists of direct drug substance and drug product materials expenses, direct labor, distribution fees, royalties, and other related expenses associated with the sale of our products.

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

The Company has incurred approximately $25.0 million of expenses for its primary R&D projects from the inception of the projects until June 30, 2026. The timing and amount of our research and development expenses will depend largely upon the outcomes of current and future trials for our prescription drug product candidates, as well as the related regulatory requirements, the outcomes of current and future species-specific formulation studies for our non-prescription products, manufacturing costs and any costs associated with the advancement of our line extension programs. We cannot determine with certainty the duration and completion costs of the current or future development activities. The total project costs remain uncertain due to regulatory and clinical trial complexities. Management continues to monitor timelines closely to address any risks that could impact timely project completion and future operations.

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

Research and development expenses decreased following the completion of the in-life portion of the Phase 3 OnTarget Trial in first half of 2025. During the second half of 2026, the Company will submit clinical study report (CSR).

Materials expense and tree planting refers to the Company's ongoing environmental costs related to the sustainable sourcing of crofelemer and reforestation activities in the Amazon Rainforest. These expenses include capital investments in seedling nurseries and tree planting. As of June 30, 2026, no significant non-recurring environmental remediation costs are anticipated. The Company continues to monitor its environmental impact and may incur future costs as needed.

Sales and Marketing

Sales and marketing expenses consist of personnel and related benefits, stock-based compensation, direct sales and marketing, employee travel, and management consulting expenses. We currently incur sales and marketing expenses to promote Mytesi and Gelclair. We do not have significant marketing or promotional expenses related to Canalevia-CA1 and Neonorm Calf or Neonorm Foal for the six months ended June 30, 2026 and 2025.

On January 12, 2026, Napo and the Company entered into a license agreement with Woodward and Future Pak, pursuant to which, Napo granted to Woodward an exclusive, nontransferable, sublicensable, royalty-free right and license (subject to certain exceptions as set forth in the License Agreement) under the Napo Mytesi Patents (as defined in the License Agreement) to sell, offer for sale, have sold, make, have made, promote, distribute and otherwise commercialize the Mytesi Product and the Canalevia Product. Thus, we expect no sales and marketing expenses for these products going forward.

General and Administrative Expense

General and administrative expenses consist of personnel and related benefit expense, stock‑based compensation expense, employee travel expense, legal and accounting fees, rent and facilities expense, and management consulting expense.

In the near term, we expect general and administrative expenses to decrease as we focus on our pipeline development and market access expansion on our Intestinal Failure (IF) programs.

Interest Expense

Interest expense consists primarily of non-cash and cash interest costs related to our borrowings.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at Fair Value Option

Change in fair value of freestanding and hybrid financial instruments designated at fair value option ("FVO") consists of gain or loss recognized related to fair values changes of our instruments designated at FVO.

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

For the three and six months ended June 30, 2026, the only material impacts of IRA are a significant reduction in the Company’s Medicare Part D rebates payable to CMS and a reduction in patients’ out-of-pocket copays for their Mytesi prescriptions. Management continues to assess the evolving implications of the IRA on pricing, reimbursement, and research incentives.

Lease Commitments

As of June 30, 2026, the Company holds several lease agreements, including two San Francisco office leases: Suite 400 and Suite 600. Both offices comprise 10,526 rentable square feet, with each suite accounting for 5,263 square feet. Both leases began on September 1, 2021, with an original expiration date of August 31, 2024. The first amendment executed on December 24, 2021, initially extended both leases to February 28, 2025, with monthly rent escalating from $42,000 to $45,000 in the final year.

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

Results of Operations

Comparison for the six months ended June 30, 2026 and 2025

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2026 and 2025, together with the change in such items in dollars and as a percentage.

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
License revenue	$19,086	$86	$19,000	22,093.0%
Product revenue, net	2,386	5,107	(2,721)	(53.3)%
Grant revenue	25	—	25	100.0%
Total revenue	21,497	5,193	16,304	314.0%
Operating expenses
Cost of product revenue	2,189	1,042	1,147	110.1%
Research and development	7,264	6,995	269	3.8%
Sales and marketing	901	4,960	(4,059)	(81.8)%
General and administrative	8,558	9,624	(1,066)	(11.1)%
Total operating expenses	18,912	22,621	(3,709)	(16.4)%
Income (loss) from operations	2,585	(17,428)	20,013	(114.8)%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(2,255)	(2,411)	156	(6.5)%
Loss on extinguishment of debt	(4,132)	(1,822)	(2,310)	126.8%
Interest income (expense)	(860)	71	(931)	(1,311.3)%
Other income (expense)	583	434	149	34.3%
Income (loss) before income tax expense	(4,079)	(21,156)	17,077	(80.7)%
Income tax expense	—	—	—	—%
Net loss before equity in net loss of joint venture	(4,079)	(21,156)	17,077	(80.7)%
Equity in net loss of joint venture	—	—	—	—%
Net income (loss)	$(4,079)	$(21,156)	$17,077	(80.7)%
Net income (loss) attributable to noncontrolling interest	$(246)	$(285)	$39	(13.7)%
Stock dividends to preferred stockholders	$9,470	$—	$9,470	100.0%
Deemed dividend to preferred stockholders	$6,071	$—	$6,071	100.0%
Preferred returns to preferred stockholders	$331	$—	$331	100.0%
Cumulative preferred dividends allocated to preferred stockholders	$11	$—	$11	100.0%
Net loss attributable to common stockholders	$(19,716)	$(20,871)	$1,155	(5.5)%

Revenue

Product revenue

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the six months ended June 30, 2026 and 2025, were as follows:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Gross product sales
Mytesi	$2,175	$6,926	$(4,751)	(68.6)%
Canalevia	270	77	193	250.6%
Gelclair	15	52	(37)	(71.2)%
Neonorm	14	30	(16)	(53.3)%
Total gross product sales	2,474	7,085	(4,611)	(65.1)%
Medicaid rebates	(64)	(1,391)	1,327	(95.4)%
Sales discounts	(24)	(566)	542	(95.8)%
Sales returns	—	(21)	21	(100.0)%
Net product sales	$2,386	$5,107	$(2,721)	(53.3)%

Our gross product revenues were approximately $2.5 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and exclusive distribution agreement for the sale of Gelclair.

The decrease in gross product revenue of $4.6 million for six months ended June 30, 2026 compared to the same period in 2025, was primarily due to the decrease in sales volume of Mytesi, following the license agreement entered by the Company with Woodward on January 12, 2026.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates were $64,000 and $1.4 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1.3 million due to lower product utilization within the program coupled with changes in rebate agreements and the license agreement entered by the Company with Woodward.

Sales discounts were $24,000 and $566,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $542,000 due to changes in sales discount arrangements to various customers.

Sales returns were $0 and $21,000 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $21,000 due to the decrease in volume of sales returns.

License revenue

License revenues increased by $19.0 million from $86,000 for the six months ended June 30, 2025 to $19.0 million in the same period in 2026, due to license agreement entered by the Company with Woodward. The license revenue is recognized at a point in time when control of the underlying functional intellectual property is transferred, permitting Woodward to use and benefit from the license.

Cost of Product Revenue

The following table presents the components of cost of product revenue for the six months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Cost of Product Revenue
Material cost	$1,631	$421	$1,210	287.4%
Direct labor	241	433	(192)	(44.3)%
Distribution fees	33	87	(54)	(62.1)%
Other	284	101	183	181.2%
Total	$2,189	$1,042	$1,147	110.1%

The increase in cost of product revenue of $1.1 million for the six months ended June 30, 2026 compared to 2025 was primarily due to:

•
Material cost increased by $1.2 million from $421,000 for the six months ended June 30, 2025 to $1.6 million in the same period in 2026, due to the sale of remaining Mytesi and Canalevia inventory on hand under the licensing and supply agreement with Woodward.
•
Direct labor decreased by $192,000 from $433,000 for the six months ended June 30, 2025 to $241,000 in the same period in 2026, primarily driven by lower direct labor hours spent manufacturing Mytesi due to second quarter's production schedule changes after the effectivity of licensing and supply agreement with Woodward.
•
Distribution fees decreased by $54,000 from $87,000 for the six months ended June 30, 2025 to $33,000 in the same period in 2026, due to lower distribution costs resulting from the sale of Mytesi under the licensing and supply agreement with Woodward, as Woodward took over the distribution of Mytesi and Canalevia.
•
Other cost of product revenue increased by $183,000 from $101,000 for the six months ended June 30, 2025 to $284,000 in the same period in 2026, due to the increase in royalty expense related to Gelclair sales. The increase reflects a higher sales volume threshold for royalty calculations, which increased from $2.6 million in 2025 to $6.3 million in 2026, forming the basis for royalty payments.

Research and Development

The following table presents the components of R&D expense for the six months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$3,971	$2,342	$1,629	69.6%
Personnel and related benefits	2,292	2,990	(698)	(23.3)%
Third-party consulting services	598	906	(308)	(34.0)%
Stock-based compensation	116	209	(93)	(44.5)%
Materials expense and tree planting	130	161	(31)	(19.3)%
Travel and other expenses	34	193	(159)	(82.4)%
Other	123	194	(71)	(36.6)%
Total	$7,264	$6,995	$269	3.8%

The increase in R&D expense of $269,000 for the six months ended June 30, 2026, compared to 2025 was primarily due to:

•
Clinical and contract manufacturing expenses increased by $1.6 million from $2.3 million for the six months ended June 30, 2025 to $4.0 million in the same period in 2026. The increase was primarily attributable to the progression of crofelemer lyophilization into the development phase, which resulted in higher clinical trial–related costs and increased external contract manufacturing services related to lyophilization activities.

•
Personnel and related benefits decreased by $698,000 from $3.0 million for the six months ended June 30, 2025 to $2.3 million in the same period in 2026, due to a reduction in force (RIF) within the Clinical and QA groups, which resulted in lower headcount for clinical trial, research, and quality assurance functions during the period.
•
Third-party consulting services decreased by $308,000 from $906,000 for the six months ended June 30, 2025 to $598,000 in the same period in 2026, as the Phase 3 On Target Clinical Trial concluded, reducing the consulting and contractor expenses.
•
Stock-based compensation expense decreased by $93,000 from $209,000 for the six months ended June 30, 2025 to $116,000 in the same period in 2026, due to reduction in headcount of employees subject to the stock-based compensation program, reduction of awards granted, and decline in fair value of newly granted options.
•
Other R&D expenses decreased by $71,000 from $194,000 for the six months ended June 30, 2025 to $123,000 in the same period in 2026, as the Phase 3 On Target Clinical Trial concluded, reducing other expenses such as consulting, formulation, and regulation fees.

The following table presents the components of R&D expense per project for the six months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical trials on:
Congenital diarrheal disorder (CDD) and microvillus inclusion disease (MVID)	$3,345	$1,570	$1,775	113.1%
Canalevia - commercial	135	132	3	2.3%
Short bowel syndrome with intestinal failure (“SBS-IF”)	111	670	(559)	(83.4)%
Canalevia-CA1 (crofelemer delayed-release tablets)	96	233	(137)	(58.8)%
Cancer therapy-related diarrhea (CTD)	62	506	(444)	(87.7)%
Gelclair	25	134	(109)	(81.3)%
Entheogen Therapeutics Initiative (ETI)	8	15	(7)	(46.7)%
Cholera	—	33	(33)	(100.0)%
General research and development activities	3,482	3,702	(220)	(5.9)%
Total	$7,264	$6,995	$269	3.8%

The increase in R&D expense of $269,000 for the six months ended June 30, 2026 compared to 2025 was primarily due to:

•
CDD and MVID clinical trial expenses increased by $1.8 million from $1.6 million for the six months ended June 30, 2025 to $3.3 million in the same period in 2026, due to the increased lyophilization of the Mytesi project and the addition of clinical trials across the US, EU, and Middle East.
•
SBS-IF clinical trial expenses decreased by $559,000 from $670,000 for the six months ended June 30, 2025 to $111,000 in the same period in 2026, due to a strategic shift in research priorities, as the company is currently focusing on MVID.
•
CTD clinical trial expenses decreased by $444,000 from $506,000 for the six months ended June 30, 2025 to $62,000 in the same period in 2026, due to the winding down of the statistically significant Breast Cancer clinical trial, following the FDA-recommended additional one-year study period.
•
Canalevia-CA1 clinical trial expenses decreased by $137,000 from $233,000 for the six months ended June 30, 2025 to $96,000 in the same period in 2026. The reduction in R&D expense was due to the sale of Canalevia inventory under the licensing and supply agreement with Woodward. Additionally, clinical testing for Canalevia CA2 concluded on June 30, 2026, and the product is currently awaiting FDA approval.
•
Gelclair clinical trial expenses decreased by $109,000 from $134,000 for the six months ended June 30, 2025to $25,000 in the same period in 2026, as the company halted its plans on marketing and selling the Gelclair product, leading to a significant reduction in related R&D expenses.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the six months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$711	$2,570	$(1,859)	(72.3)%
Direct marketing fees and expense	146	1,347	(1,201)	(89.2)%
Third party consulting fees	5	371	(366)	(98.7)%
Stock-based compensation	—	54	(54)	(100.0)%
Other	39	618	(579)	(93.7)%
Total	$901	$4,960	$(4,059)	(81.8)%

The decrease in S&M expense of $4.1 million for the six months ended June 30, 2026, compared to the same period in 2025 was largely due to:

•
Personnel and related benefits decreased by $1.9 million from $2.6 million for the six months ended June 30, 2025, to $711,000 in the same period in 2026 due to the dissolution of the Jaguar/Napo Sales and Marketing Group as of January 12, following the licensing of Mytesi and Canalevia to Future Pak.
•
Direct marketing fees and expenses decreased by $1.2 million from $1.3 million for the six months ended June 30, 2025, to $146,000 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward.
•
Third-party consulting services decreased by $366,000 from $371,000 for the six months ended June 30, 2025, to $5,000 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward, which led to a decrease in third-party consulting services.
•
Stock-based compensation expense decreased by $54,000 from $54,000 for the six months ended June 30, 2025 to $0 in the same period in 2026, due to reversal of accrued compensation resulting from reduction in headcount of employees subject to the stock-based compensation program, reduction of awards granted, and decline in fair value of newly granted options.
•
Other sales and marketing expenses decreased by $579,000 from $618,000 for the six months ended June 30, 2025, to $39,000 in the same period in 2026. This decrease was primarily driven by the normalization of recruiting and placement fees following the Gelclair commercial launch, alongside lower transportation, meals, and lodging costs attributable to a reduced employee headcount.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the six months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
General and Administrative:
Personnel and related benefits	$2,288	$2,266	$22	1.0%
Legal services	1,720	2,081	(361)	(17.3)%
Public company expense	1,029	992	37	3.7%
Depreciation and amortization	929	929	—	—%
Third-party consulting services	627	646	(19)	(2.9)%
Audit, tax and accounting services	439	515	(76)	(14.8)%
Lease expense	246	263	(17)	(6.5)%
Stock-based compensation	221	317	(96)	(30.3)%
Travel and other expenses	189	314	(125)	(39.8)%
Other	870	1,301	(431)	(33.1)%
Total	$8,558	$9,624	$(1,066)	(11.1)%

The decrease in G&A expenses of $1.1 million for the six months ended June 30, 2026, compared to the same period in 2025 was largely due to:

•
Legal services decreased by $361,000 from $2.1 million for the six months ended June 30, 2025, to $1.7 million in the same period in 2026, due to lower legal fees and reduced consultations for contracts and regulatory filings, as well as fewer financing activities compared to the prior period, which included borrowing of convertible notes and issuance of common stock to HCW investors.
•
Audit, tax and accounting services expenses decreased by $76,000 from $515,000 for the six months ended June 30, 2025, to $439,000 in the same period in 2026, due to lower fees for technical accounting professional services and fewer financing activities compared to the prior period, which included borrowing of convertible notes and issuance of common stock to HCW investors.
•
Stock-based compensation decreased by $96,000 from $317,000 for the six months ended June 30, 2025, to $221,000 in the same period in 2026, due to reduction in headcount of employees subject to the stock-based compensation program, reduction of awards granted, and decline in fair value of newly granted options.
•
Travel and other expenses decreased by $125,000 from $314,000 for the six months ended June 30, 2025, to $189,000 in the same period in 2026, due to lower transportation, meals, and lodging costs for executive travel, driven by reduced funding and investment activities following the Woodward licensing agreement for Mytesi and Canalevia.
•
Other general and administrative expenses decreased by $431,000 from $1.3 million for the six months ended June 30, 2025, to $870,000 in the same period in 2026, due to a decrease in Delaware Franchise Tax, lower expenses associated with conference meetings, and reduced IT support costs during the year.

Interest Income (Expense)

Interest expense increased by $931,000 from $71,000 income for the six months ended June 30, 2025, to $860,000 expense in the same period in 2026, due to interest accrual on the new notes, which collectively resulted in higher interest expense incurred during the year.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value loss of financial instrument and hybrid instrument designated at FVO decreased by $156,000, from $2.4 million in the six months ended June 30, 2025, to $2.3 million in the same period in 2026, primarily due to lower outstanding carrying amounts of royalty interests, and notes payable designated at FVO relative to their fair values, resulting in lower fair value changes during the period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $2.3 million from $1.8 million in the six months ended June 30, 2025, to $4.1 million in the same period in 2026, primarily due to exchanges of royalty interest debt with Uptown and Streeterville in exchange of Series Q Preferred Stock and pre-funded warrants during the current period that qualified for extinguishment accounting.

Segment Data

The Company has two reportable segments: animal health and human health. The animal health segment develops and commercializes products for animals, while the human health segment focuses on human products, specifically Mytesi, which is approved for the symptomatic relief of non-infectious diarrhea in adults with HIV/AIDS on antiretroviral therapy.

Comparison for the three months ended June 30, 2026

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2026, together with the change in such items in dollars and as a percentage.

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Product revenue, net	$1,182	$2,936	$(1,754)	(59.7)%
License revenue	43	43	—	—%
Total revenue	1,225	2,979	(1,754)	(58.9)%
Operating expenses
Cost of product revenue	1,031	527	504	95.6%
Research and development	3,336	3,265	71	2.2%
Sales and marketing	5	2,467	(2,462)	(99.8)%
General and administrative	4,450	4,727	(277)	(5.9)%
Total operating expenses	8,822	10,986	(2,164)	(19.7)%
Income (loss) from operations	(7,597)	(8,007)	410	(5.1)%
Loss on extinguishment of debt	(3,504)	(1,822)	(1,682)	92.3%
Changes in fair value of freestanding and hybrid financial instruments designated at Fair Value Option	(1,918)	(1,068)	(850)	79.6%
Interest income (expense)	(161)	15	(176)	(1,173.3)%
Other income (expense)	378	322	56	17.4%
Income (loss) before income tax expense	(12,802)	(10,560)	(2,242)	21.2%
Income tax expense	—	—	—	—%
Net loss before equity in net loss of joint venture	(12,802)	(10,560)	(2,242)	21.2%
Equity in net loss of joint venture	—	—	—	—%
Net income (loss)	$(12,802)	$(10,560)	$(2,242)	21.2%
Net income (loss) attributable to noncontrolling interest	$(120)	$(153)	$33	(21.6)%
Cumulative preferred dividends allocated to preferred stockholders	$11	$—	$11	100.0%
Deemed dividend to preferred stockholders	$8	$—	$8	100.0%
Net loss attributable to common stockholders	$(12,701)	$(10,407)	$(2,294)	22.0%

Revenue

Product revenue

Due to the Company’s arrangements, including elements of variable consideration, gross product sales are reduced in order to reflect the expected consideration to arrive at net product sales. Deductions to reduce gross product sales to net product sales for the three months ended June 30, 2026, were as follows:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Gross product sales
Mytesi	$1,169	$3,801	$(2,632)	(69.2)%
Neonorm	7	14	(7)	(50.0)%
Gelclair	6	27	(21)	(77.8)%
Canalevia	—	60	(60)	(100.0)%
Total gross product sales	1,182	3,902	(2,720)	(69.7)%
Medicaid rebates	—	(656)	656	(100.0)%
Sales discounts	—	(306)	306	(100.0)%
Sales returns	—	(4)	4	(100.0)%
Net product sales	$1,182	$2,936	$(1,754)	(59.7)%

Our gross product revenues were approximately $1.2 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively. These figures reflect revenue from the sale of our human drug Mytesi, our animal products branded as Neonorm Calf and Neonorm Foal and exclusive distribution agreement for the sale of Gelclair.

The decrease in gross product revenue of $2.7 million for three months ended June 30, 2026 compared to the same period in 2025, was primarily due to the decrease in sales volume of Mytesi.

Medicaid and AIDS Drug Assistance Program (“ADAP”) rebates were $0 and $656,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $656,000 due to lower product utilization within the program coupled with changes in rebate agreements and the license agreement entered by the Company with Woodward.

Sales discounts were $0 and $306,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $306,000 due to changes in sales discount arrangements to various customers.

Sales returns were $0 and $4,000 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4,000 due to the decrease in volume of sales returns.

Cost of Product Revenue

The following table presents the components of cost of product revenue for the three months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Cost of Product Revenue
Material cost	$670	$232	$438	188.8%
Direct labor	185	205	(20)	(9.8)%
Distribution fees	33	37	(4)	(10.8)%
Other	143	53	90	169.8%
Total	$1,031	$527	$504	95.6%

The increase in cost of product revenue of $504,000 for the three months ended June 30, 2026 compared to 2025 was primarily due to:

•
Material cost increased by $438,000 from $232,000 for the three months ended June 30, 2025 to $670,000 in the same period in 2026, due to the sale of remaining Mytesi inventory on hand under the licensing and supply agreement with Woodward.

•
Other cost of product revenue increased by $90,000 from $53,000 for the three months ended June 30, 2025 to $143,000 in the same period in 2026, due to the increase in royalty expense related to the sales of Gelclair. The increase reflects a higher sales volume threshold for royalty calculations, which increased from $2.6 million in 2025 to $6.3 million in 2026, forming the basis for royalty payments.

Research and Development

The following table presents the components of R&D expense for the three months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical and contract manufacturing	$1,836	$1,045	$791	75.7%
Personnel and related benefits	1,006	1,482	(476)	(32.1)%
Third-party consulting services	277	346	(69)	(19.9)%
Materials expense and tree planting	69	84	(15)	(17.9)%
Stock-based compensation	59	92	(33)	(35.9)%
Travels and other expenses	28	128	(100)	(78.1)%
Other	61	88	(27)	(30.7)%
Total	$3,336	$3,265	$71	2.2%

The increase in R&D expense of $71,000 for the three months ended June 30, 2026, compared to 2025 was primarily due to:

•
Clinical and contract manufacturing expenses increased by $791,000 from $1.0 million for the three months ended June 30, 2025 to $1.8 million in the same period in 2026. The increase was primarily driven by higher clinical trial costs as crofelemer lyophilization progressed into the development phase, expanded external contract manufacturing services, and ongoing pediatric MVID clinical trials, where the pivotal randomized trial entered its active treatment extension.
•
Personnel and related benefits decreased by $476,000 from $1.5 million for the three months ended June 30, 2025 to $1.0 million in the same period in 2026, due to a reduction in force (RIF) within the Clinical and QA groups, which resulted in lower headcount for clinical trial, research, and quality assurance functions during the period.
•
Third-party consulting services decreased by $69,000 from $346,000 for the three months ended June 30, 2025 to $277,000 in the same period in 2026, as the Phase 3 On Target Clinical Trial concluded, reducing the consulting and contractor expenses.
•
Travels and other expenses decreased by $100,000 from $128,000 for the three months ended June 30, 2025 to $28,000 in the same period in 2026, due to the reduction in force within the Clinical and QA groups and the conclusion of the Phase 3 ON Target clinical trial, both of which reduced travel requirements for research and clinical purposes.

The following table presents the components of R&D expense per project for the three months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Research and Development:
Clinical trials on:
Congenital diarrheal disorder (CDD) and microvillus inclusion disease (MVID)	$1,764	$880	$884	100.5%
Cancer therapy-related diarrhea (CTD)	(65)	9	(74)	(822.2)%
Canalevia-CA1 (crofelemer delayed-release tablets)	46	159	(113)	(71.1)%
Canalevia - commercial	43	76	(33)	(43.4)%
Gelclair	23	37	(14)	(37.8)%
Entheogen Therapeutics Initiative (ETI)	5	10	(5)	(50.0)%
Short bowel syndrome with intestinal failure (“SBS-IF”)	—	343	(343)	(100.0)%
Cholera	—	11	(11)	(100.0)%
General research and development activities	1,520	1,740	(220)	(12.6)%
Total	$3,336	$3,265	$71	2.2%

The increase in R&D expense of $71,000 for the three months ended June 30, 2026 compared to 2025 was primarily due to:

•
CDD and MVID clinical trial expenses increased by $884,000 from $880,000 for the three months ended June 30, 2025 to $1.8 million in the same period in 2026, due to the increased lyophilization of the Mytesi project and the addition of clinical trials across the US, EU, and Middle East.
•
CTD clinical trial expenses decreased by $74,000 from $9,000 for the three months ended June 30, 2025 to a negative expense of $65,000 in the same period in 2026, due to the winding down of the statistically significant Breast Cancer clinical trial, following the FDA-recommended additional one-year study period.
•
Canalevia-CA1 clinical trial expenses decreased by $113,000 from $159,000 for the three months ended June 30, 2026 to $46,000 in the same period in 2026. The reduction in R&D expense was due to the sale of Canalevia inventory under the licensing and supply agreement with Woodward. Additionally, clinical testing for Canalevia CA2 concluded on June 30, 2026, and the product is currently awaiting FDA approval.
•
SBS-IF clinical trial expenses decreased by $343,000 from $343,000 for the three months ended June 30, 2025 to $0 in the same period in 2026, due to a strategic shift in research priorities, as the company is currently focusing on MVID.
•
General research and development activities decreased by $220,000 from $1.7 million for the three months ended June 30, 2025 to $1.5 million in the same period in 2026, as the Phase 3 On Target Clinical Trial concluded, reducing other expenses such as consulting, formulation, and regulation fees. Furthermore, the reduction of the personnel costs and travel expense contributes to the decrease.

Sales and Marketing

The following table presents the components of sales and marketing (“S&M”) expense for the three months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
Sales and Marketing:
Personnel and related benefits	$52	$1,335	$(1,283)	(96.1)%
Direct marketing fees and expense	(66)	761	(827)	(108.7)%
Third party consulting fees	—	62	(62)	(100.0)%
Stock-based compensation	—	36	(36)	(100.0)%
Other	19	273	(254)	(93.0)%
Total	$5	$2,467	$(2,462)	(99.8)%

The decrease in S&M expense of $2.5 million for the three months ended June 30, 2026, compared to the same period in 2025 was largely due to:

•
Personnel and related benefits decreased by $1.3 million from $1.3 million for the three months ended June 30, 2025, to $52,000 in the same period in 2026 due to the dissolution of the Jaguar/Napo Sales and Marketing Group as of January 12, following the licensing of Mytesi and Canalevia to Future Pak.
•
Direct marketing fees and expenses decreased by $827,000 from $761,000 for the three months ended June 30, 2025, to negative expense of $66,000 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward.
•
Third-party consulting services decreased by $62,000 from $62,000 for the three months ended June 30, 2025, to $0 in the same period in 2026, due to a reduction in sales and marketing activities for Mytesi and Canalevia following the licensing agreement with Woodward, which led to a decrease in third-party consulting services.
•
Other sales and marketing expenses decreased by $254,000 from $273,000 for the three months ended June 30, 2025, to $19,000 in the same period in 2026, primarily reflecting the normalization of recruiting and placement fees following the Gelclair commercial launch in the prior year, as most sales and marketing hiring was completed in the prior period and current-year personnel additions did not require recruiter placement fees.

General and Administrative

The following table presents the components of general and administrative (“G&A”) expense for the three months ended June 30, 2026 and 2025, together with the change in such components in dollars and as a percentage:

	Three Months Ended
	June 30,
(in thousands)	2026	2025	Variance	Variance %
General and Administrative:
Personnel and related benefits	$1,106	$1,143	$(37)	(3.2)%
Legal services	1,042	983	59	6.0%
Public company expense	648	551	97	17.6%
Depreciation and amortization	464	464	—	—%
Third-party consulting services	295	326	(31)	(9.5)%
Lease expense	157	131	26	19.8%
Stock-based compensation	112	151	(39)	(25.8)%
Audit, tax and accounting services	97	166	(69)	(41.6)%
Travel and other expenses	91	157	(66)	(42.0)%
Other	438	655	(217)	(33.1)%
Total	$4,450	$4,727	$(277)	(5.9)%

The decrease in G&A expenses of $277,000 for the three months ended June 30, 2026, compared to the same period in 2025 was largely due to:

•
Public company expense increased by $97,000 from $551,000 for the three months ended June 30, 2025, to $648,000 in the same period in 2026, due to the increased cost for digital media that was used for corporate stock promotion.
•
Audit, tax and accounting services expenses decreased by $69,000 from $166,000 for the three months ended June 30, 2025, to $97,000 in the same period in 2026, due to lower fees for technical accounting professional services.
•
Travel and other expenses decreased by $66,000 from $157,000 for the three months ended June 30, 2025, to $91,000 in the same period in 2026, due to lower transportation, meals, and lodging costs for executive travel, driven by reduced funding and investment activities following the Woodward licensing agreement for Mytesi and Canalevia.
•
Other general and administrative expenses decreased by $217,000 from $655,000 for the three months ended June 30, 2025, to $438,000 in the same period in 2026, due to a decrease in Delaware Franchise Tax, lower expenses associated with conference meetings, and reduced IT support costs during the year.

Interest Income (Expense)

Interest expense increased by $176,000 from $15,000 income for the three months ended June 30, 2025, to $161,000 expense in the same period in 2026, due to interest accrual on the new notes, which collectively resulted in higher interest expense incurred during the year.

Change in Fair Value of Financial Instruments and Hybrid Instrument Designated at FVO

The fair value loss of financial instrument and hybrid instrument designated at FVO decreased by $850,000, from $1.1 million in the three months ended June 30, 2025, to $1.9 million in the same period in 2026, primarily due to lower outstanding carrying amounts of royalty interests, and notes payable designated at FVO relative to their fair values, resulting in lower fair value changes during the period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $1.7 million from $1.8 million in the three months ended June 30, 2025, to $3.5 million in the same period in 2026, primarily due to exchange of royalty interest debt with Uptown in exchange of Series Q Preferred Stock during the quarter that qualified for extinguishment accounting.

Liquidity and Capital Resources

Sources of Liquidity

For the six months ended June 30, 2026 and 2025, we had $4.1 million net loss and $21.2 million net loss, respectively. We expect to incur additional losses in the near-term future due to significant expenses incurred related to the research and development phase. At June 30, 2026, we had an accumulated deficit of $403.7 million. We continue our efforts to develop our products and continue the development of our pipeline in the near term and to date, we have generated only limited revenues.

As of June 30, 2026, we had cash of $3.8 million. As of June 30, 2026, the carrying amount of JAGX Holdings' assets included in our consolidated financial statements was restricted cash of $2.8 million. While our historical resources were insufficient to fund our operating plan for one year from the issuance of these financial statements, our liquidity position improved in January 2026. We entered into a US licensing agreement that provided $16.0 million in total upfront fees, and received a $3.0 million fee to extinguish a repurchase option related to the agreement, bringing the total revenue from this arrangement to $19.0 million. While management believes this infusion improves our liquidity, it does not fully alleviate the conditions that raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements.

We have funded our operations primarily through grant of exclusive rights and entering into license agreements, in addition to selling our commercial products. Cash used in financing activities for the six months ended June 30, 2026 consisted of $6.4 million in principal payments of the notes payable, $1.9 million in proceeds from issuance of preferred stock, and $298,000 repayment of insurance financing.

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

Liquidity Management

As of June 30, 2026, the Company is actively monitoring trends in its capital resources, recognizing favorable and unfavorable developments that may materially impact its financial position. The Company has experienced a substantial decrease in debt levels, primarily driven by principal payments and the exchange of outstanding notes payable for equity instruments.

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

Comparison of Operating Loss and Cash Flow

For the six months ended June 30, 2026, the Company reported an operating income of $2.6 million, an increase of $20.0 million, or 115% increase, compared to the prior period. This increase was primarily driven by the license agreement entered by the Company with Woodward on January 12, 2026. The variance underscores the Company’s strategic focus on managing liquidity while supporting growth and maintaining operational stability.

Analysis of Cost of Capital Resources

Changes in market conditions may impact our cost of capital resources. Rising interest rates could increase our cost of debt, while seeking equity financing may lead to higher required returns on equity due to potential dilution. We will actively monitor these factors as part of our financial strategy.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table shows a summary of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Total cash provided by (used in) operating activities	$3,492	$(13,509)
Total cash provided by financing activities	(4,753)	7,621
Effects of foreign exchange rate changes on assets and liabilities	19	93
Net increase (decrease) in cash and restricted cash	$(1,242)	$(5,795)

Cash Used in Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities of $3.5 million resulted from our net comprehensive loss of $4.5 million, adjusted by loss on extinguishment of debt of $4.1 million, change in fair value of financial instrument and hybrid instrument designated at FVO of $2.3 million, depreciation and amortization expenses of $946,000 amortization of debt discount of $432,000, stock-based compensation of $326,000, amortization of operating lease right-of-use asset of $116,000, equity in a net loss in the joint venture of $36,000, and net decrease in operating assets and liabilities of $215,000.

Net cash provided by operating activities increased by $17.1 million compared to the prior year, primarily due to due to license agreement entered by the Company with Woodward on January 12, 2026.

During the six months ended June 30, 2025, net cash used in operating activities of $13.5 million resulted from our net comprehensive loss of $21.4 million, adjusted by the change in fair value of financial instrument and hybrid instrument designated at FVO of $2.4 million, loss on extinguishment of debt of $1.8 million, depreciation and amortization expenses of $957,000, stock-based compensation of $580,000, amortization of operating lease right-of-use asset of $145,000, equity in a net loss in the joint venture of $75,000 and net increase in operating assets and liabilities of $1.9 million.

Cash Used in Investing Activities

No cash was also used in investing activities during the six months ended June 30, 2026.

This reflects management’s commitment to maintaining liquidity, as there were no cash outflows from investing activities during the quarter.

No cash was also used in investing activities during the six months ended June 30, 2025.

Cash Provided by Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities of $4.8 million consisted of $6.4 million in principal payments of the notes payable, $298,000 repayment of insurance financing, partially offset by $1.9 million in proceeds from issuance of preferred stock.

Net cash provided by financing activities decreased by $11.6 million in 2026, primarily due to a decline in proceeds from the ATM offering, which totaled $3.3 million in the prior period compared to $0 in the current period. Additionally, the Company did not issue new notes as compared to $3.4 million in net proceeds from issuance of Convertible Notes. The Company also made higher principal payments of notes payable and insurance financing, which totaled $6.7 million in the current period compared to $383,000 in the prior period. This overall trend highlights the Company’s continuous settlements of financial obligations to creditors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer, and Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(c) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, using the criteria established in Internal Control-Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2026, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP for the reasons discussed above.

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

This notice stated that unless we timely request by March 12, 2026, an appeal before a Hearings Panel (the “Panel”), our securities would be scheduled for delisting from Nasdaq. We requested an appeal before the Panel, and had a hearing before the Panel on April 7, 2026 regarding our non-compliance with the Bid Price Rule.

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

This notice was also a formal notification that the Panel would consider this matter in their decision regarding our continued listing on The Nasdaq Capital Market. In addition, Staff noted that under Nasdaq Listing Rule 5810(c)(3)(A), we would remain non-compliant with both the minimum $1 bid price requirement and the Publicly Held Shares Requirement until the Publicly Held shares deficiency is cured and, thereafter, the Company evidences a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days, unless Staff exercises its discretion to extend this 10 day period as discussed in Nasdaq Listing Rule 5810(c)(3)(H).

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

On May 26, 2026, we were formally notified by Nasdaq that we had regained compliance with the Bid Price Rule (the “Compliance Determination”) but that the Panel would maintain jurisdiction over the Company and its listing until September 1, 2026, the outside date of the Panel’s discretion in this matter. The Compliance Determination further stated that, in accordance with Listing Rule 5815(d)(4)(B), the Company is subject to a Mandatory Panel Monitor for a period of one year from the date of the Compliance Determination, or May 26, 2027. If within the one-year monitoring period Nasdaq determines that the Company has failed to evidence a closing bid price of at least $1.00 per share for 30 consecutive business days, the Company will not be afforded a 180-day grace period otherwise automatically available under Listing Rule 5810(c)(3). Rather, Nasdaq would issue a delist determination, at which time the Company may request a new hearing before the Panel. The Company’s request for a hearing would stay any further action by Nasdaq at least pending the hearing and the expiration of any extension period that may be granted by the Panel following such hearing.

In addition, on July 22, 2026, the SEC’s Division of Trading and Markets approved a new Nasdaq continued listing standard that would require us to maintain a market value of listed securities of at least $5.0 million. Unlike many other of Nasdaq’s continued listing standards, this new listing standard provides no cure or compliance period, and requests for review by a Nasdaq Hearings Panel do not stay the suspension of trading. However, on July 29, 2026, the SEC stayed approval of this rule after two parties filed notices of intent to seek SEC review. As a result, we cannot predict whether or when the new listing standard will take effect.

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

Royalty Interest for Series Q Preferred Stock Exchange Transactions

On May 19, 2026, the Company entered into a privately negotiated exchange agreement with Uptown, pursuant to which, the Company issued 500 shares of Series Q Preferred Stock to Uptown in exchange for a $12.5 million reduction in the outstanding balance of the December 2020 Royalty Interest.

Also on May 19, 2026, the Company entered into privately negotiated exchange agreements with Streeterville, pursuant to which, the Company issued a total of 408 shares of Series Q Preferred Stock to Streeterville in exchange for an aggregate of $10.2 million reduction in the outstanding balance of the August 2022 Royalty Interest.

Series Q Exchanges for Common Stock Issuances

On May 21, 2026, the Company entered into two privately negotiated exchange agreements with Streeterville. Pursuant to the exchange agreements, the Company issued an aggregate of 54,222 shares of the Company's common stock, par value $0.0001, to Streeterville in exchange for an aggregate of 7.96 outstanding shares of Series Q Perpetual Preferred Stock held by Streeterville. Upon completion of the exchange transaction, the exchanged preferred shares were cancelled and retired.

On May 26, 2026, the Company entered into a privately negotiated exchange agreement with Streeterville, pursuant to which the Company issued 31,958 shares of the Company's common stock to Streeterville in exchange for an aggregate of 3.72 outstanding shares of Series Q Perpetual Preferred Stock held by Streeterville. Upon completion of these respective exchanges, the exchanged preferred shares were cancelled and retired.

In connection with the exchange of 31 shares of Series Q Perpetual Preferred Stock on eight exchanges during June 2026, the Company issued an aggregate of 268,775 shares of common stock to Streeterville.

Common Stock Purchase Agreement (Equity Line of Credit)

On June 9, 2026, the Company entered into a common stock purchase agreement with C/M Capital Master Fund, LP, establishing an equity line of credit (ELOC). Under the terms of the agreement, the Company retains the unilateral right, but not the obligation, to issue and sell up to the lesser of $40,000,000 and 19.99% of the Company's outstanding shares of common stock from time to time during the investment period after the commencement date.

In consideration for the investor entering into the ELOC arrangement, the Company issued 253,995 shares of common stock and pre-funded warrants to purchase up to 620,557 shares of common stock covering an $800,000 commitment fee upon the effectiveness of a related registration statement.

Series P Preferred Stock Issuance

On June 9, 2026, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued 240 shares of Series P Preferred Stock, par value $0.0001 per share, together with pre-funded warrants, for an aggregate purchase price of $2.0 million.

On July 16, 2026, in connection with the private placement of the Series P Preferred Stock, the Company issued pre-funded warrants to purchase up to an aggregate of 32,535 shares of the Company’s common stock as consideration for the two investors’ execution and delivery of the purchase agreement of the Series P Preferred Stock.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on May 19, 2026, May 22, 2026, June 2, 2026, June 11, 2026, and June 18, 2026, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Tenth Amendment of the Third Amended and Restated Certificate of Incorporation of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 21, 2026, File No. 001-36714).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series Q Convertible Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 19, 2026, File No. 001-36714).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series P Non-Convertible Preferred Stock of Jaguar Health, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 11, 2026, File No. 001-36714).

4.1	Form of the Commencement Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 11, 2026, File No. 001-36714).
4.2

Global Amendment No. 5, dated June 17, 2026, by and between Jaguar Health, Inc. and Uptown Capital, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed June 18, 2026, File No. 001-36714).

4.3

Global Amendment No. 5, dated June 17, 2026, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed June 18, 2026, File No. 001-36714).

4.4

Amendment to the 2021 Note, dated June 17, 2026, by and among Jaguar Health, Inc., Napo Pharmaceuticals, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.3 to the Form 8-K filed June 18, 2026, File No. 001-36714).

10.1

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 19, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 19, 2026, File No. 001-36714).

10.2

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 19, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 19, 2026, File No. 001-36714).

10.3

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 19, 2026 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed May 19, 2026, File No. 001-36714).

10.4

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 21, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 22, 2026, File No. 001-36714).

10.5

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 21, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 22, 2026, File No. 001-36714).

10.6

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated May 26, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 2, 2026, File No. 001-36714).

10.7

Exchange Agreement, by and between Streeterville Capital, LLC and Jaguar Health, Inc., dated June 1, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 2, 2026, File No. 001-36714).

10.8

ELOC Agreement, dated June 9, 2026, by and between Jaguar Health, Inc. and the Institutional Investor named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 11, 2026, File No. 001-36714).

10.9

ELOC Registration Rights Agreement, dated June 9, 2026, by and between Jaguar Health, Inc. and the Institutional Investor named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 11, 2026, File No. 001-36714).

10.10	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed June 11, 2026, File No. 001-36714).
10.11

Preferred Registration Rights Agreement, dated June 9, 2026, by and between Jaguar Health, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed June 11, 2026, File No. 001-36714).

10.12

Exchange Agreement, dated June 9, 2026, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 18, 2026, File No. 001-36714).

10.13

Exchange Agreement, dated June 17, 2026, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 18, 2026, File No. 001-36714).

10.14

Exchange Agreement, dated June 18, 2026, by and between Jaguar Health, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed June 18, 2026, File No. 001-36714).

10.15

First Amendment to Manufacturing and Supply Agreement, dated as of June 22, 2026, by and among Napo Pharmaceuticals, Inc., Jaguar Health, Inc., and Woodward Specialty LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 25, 2026, File No. 001-36714).

10.16

Manufacturing and Supply Agreement, dated July 9, 2026, by and between Napo Pharmaceuticals, Inc. and Alivus Life Sciences Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 14, 2026, File No. 001-36714).

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

August 19, 2026
JAGUAR HEALTH, INC.

	By:	/s/ Carol R. Lizak
Carol R. Lizak Principal Financial and Accounting Officer